Form 10-Q
period 2010-06-30
HARTFORD LIFE INSURANCE CO
filed 2010-08-04
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
As of July 30, 2010 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company. The Hartford Financial Services Group, Inc. is the ultimate parent of the registrant.
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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company (“the Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2009 Form 10-K Annual Report, Part II, Item 1A, Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as well as in Part II, Item 1A Risk Factors of this Form 10-Q. These important risks and uncertainties include:
•	risks and uncertainties related to the Company’s current operating environment, which reflects continued volatility in financial markets, constrained capital and credit markets and uncertainty about the strength of an economic recovery and the impact of U.S. and other governmental stimulus, budgetary and legislative initiatives, and whether management’s efforts to identify and address these risks will be timely and effective;

•	risks associated with our continued execution of steps to realign our business and reposition our investment portfolio, including the potential need to take other actions, such as divestitures;

•	market risks associated with our business, including changes in interest rates, credit spreads, equity prices, and foreign exchange rates, as well as challenging or deteriorating conditions in key sectors such as the commercial real estate market, that have pressured our results and have continued to do so in 2010;

•	volatility in our earnings resulting from our adjustment of our risk management program to emphasize protection of statutory surplus;

•	the impact on our statutory capital of various factors, including many that are outside the Company’s control, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

•	risks to our business, financial position, prospects and results associated with negative ratings actions or downgrades in the Company’s financial strength and credit ratings or negative rating actions or downgrades relating to our investments;

•	the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations;

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;

•	losses due to nonperformance or defaults by others;

•	the potential for further acceleration of deferred policy acquisition cost amortization;

•	the potential for further impairments of our goodwill or the potential for establishing valuation allowances against deferred tax assets;

•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;

•	the possibility of a pandemic or man-made disaster that may adversely affect the financial condition of the Company’s businesses and cost and availability of reinsurance;

•	weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

•	the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;

•	the possibility of unfavorable loss development;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	the restrictions, oversight, costs and other consequences of our parent, The Hartford Financial Services Group, Inc. (“The Hartford”), being a savings and loan holding company, including from the supervision, regulation and examination by the Office of Thrift Supervision (the “OTS”), and in the future, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), The Federal Reserve and the Office of the Controller of the Currency as regulator of Federal Trust Bank, and arising from our participation in the Capital Purchase Program (the “CPP”), under the Emergency Economic Stabilization Act of 2008, certain elements of which will continue to apply to The Hartford for so long as the U.S. Department of the Treasury (“Treasury”), holds the warrant or shares of The Hartford’s common stock received on exercise of the warrant that The Hartford issued as part of its participation in the CPP;

•	the potential effect of domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products;

•	the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Act, which will, among other effects, vest a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, and as a savings and loan holding company, may affect The Hartford’s ability to manage our general account by limiting or eliminating investments in certain private equity and hedge funds;

•	the Company’s ability to distribute its products through distribution channels, both current and future;

•	the uncertain effects of emerging claim and coverage issues;

•	the ability of the Company’s subsidiaries to pay dividends to the Company;

•	the risk that our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our business;

•	the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster or other unanticipated events;

•	the potential for difficulties arising from outsourcing relationships;

•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	unfavorable judicial or legislative developments;

•	other factors described in such forward-looking statements.
Any forward-looking statement made by us in this document speaks only as of the date of the filing of this Form 10-Q. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item I. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and changes in stockholder’s equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 4, 2010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months ended		Six Months ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Revenues
Fee income and other	$960	$823	$1,920	$1,787
Earned premiums	62	96	117	336
Net investment income (loss)
Securities available-for-sale and other	690	644	1,327	1,237
Equity securities, trading	(105)	120	13	9
Total net investment income	585	764	1,340	1,246
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(247)	(411)	(563)	(590)
OTTI losses recognized in other comprehensive income	158	157	337	157

Net OTTI losses recognized in earnings	(89)	(254)	(226)	(433)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	694	285	317	1,927

Total net realized capital gains (losses)	605	31	91	1,494
Total revenues	2,212	1,714	3,468	4,863

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	851	662	1,578	2,325
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products	(105)	120	13	9
Insurance operating costs and other expenses	1,518	449	1,851	888
Amortization of deferred policy acquisition costs and present value of future profits	134	167	202	1,699
Dividends to policyholders	5	5	7	11

Total benefits, losses and expenses	2,403	1,403	3,651	4,932

Income (loss) before income tax expense (benefit)	(191)	311	(183)	(69)
Income tax expense (benefit)	(106)	94	(90)	(78)

Net income (loss)	(85)	217	(93)	9
Less: Net (income) loss attributable to the noncontrolling interest	(3)	(1)	(5)	(6)
Net income (loss) attributable to shareholder	$(88)	$216	$(98)	$3

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for share data)	2010	2009
	(Unaudited)

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $46,388 and $44,284) (includes variable interest entity assets , at fair value, of $842 as of June 30, 2010)	$45,011	$40,403
Equity securities, trading, at fair value (cost of $2,063 and $2,359)	2,101	2,443
Equity securities, available-for-sale, at fair value (cost of $400 and $447)	372	419
Mortgage loans (net of allowance for loan losses of $88 and $260)	3,325	4,304
Policy loans, at outstanding balance	2,129	2,120
Limited partnership and other alternative investments (includes variable entity assets of $22 as of June 30, 2010)	782	759
Other investments	2,098	338
Short-term investments	4,545	5,128

Total investments	60,363	55,914
Cash	476	793
Premiums receivable and agents’ balances	68	69
Reinsurance recoverables	4,543	3,140
Deferred policy acquisition costs and present value of future profits	5,045	5,779
Deferred income taxes, net	2,805	3,066
Goodwill	470	470
Other assets	2,860	1,709
Separate account assets	154,870	150,380

Total assets	$231,500	$221,320

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	11,680	11,318
Other policyholder funds and benefits payable	44,467	43,526
Other policyholder funds and benefits payable — International unit-linked bonds and pension products	2,078	2,419
Consumer notes	452	1,136
Other liabilities (including variable interest entity liabilities of $470 as of June 30, 2010)	10,604	6,245
Separate account liabilities	154,870	150,380

Total liabilities	$224,151	$215,024

Commitments and Contingencies (Note 9)
Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	8,459	8,457
Accumulated other comprehensive loss, net of tax	(757)	(1,941)
Retained earnings	(359)	(287)

Total stockholder’s equity	7,349	6,235

Noncontrolling interest	—	61

Total equity	7,349	6,296

Total liabilities and stockholder’s equity	$231,500	$221,320

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements Of Changes in Stockholder’s Equity

	Accumulated Other
	Comprehensive Income (Loss)
			Net
			Unrealized
			Capital	Net (Loss)
			Gains	Gain On
			(Losses)	Cash Flow	Foreign
		Additional	On	Hedging	Currency			Non-
(Unaudited)	Common	Paid In	Securities,	Instruments,	Translation	Retained	Total	Controlling	Total
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	Earnings	S.E.	Interest	Equity

Six months ended June 30, 2010
Balance, December 31, 2009	$6	$8,457	$(2,039)	$148	$(50)	$(287)	$6,235	$61	$6,296
Comprehensive income
Net income (loss)						(98)	(98)		(98)
Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (2)			1,058				1,058		1,058
Net gains (losses) on cash flow hedging instruments				185			185		185
Cumulative translation adjustments					(59)		(59)		(59)

Total other comprehensive income (loss)							1,184		1,184
Total comprehensive income (loss)							1,086		1,086

Capital contribution from parent		2					2		2
Dividends declared						—	—		—
Cumulative effect of accounting changes, net of DAC and tax						26	26		26

Change in noncontrolling interest ownership								(66)	(66)

Noncontrolling income (loss)								5	5

Balance, June 30, 2010	$6	$8,459	$(981)	$333	$(109)	$(359)	$7,349	$0	$7,349

Six months ended June 30, 2009
Balance, December 31, 2008	$6	$6,157	$(4,806)	$440	$(165)	$1,446	$3,078	$165	$3,243
Comprehensive income
Net income (loss)						3	3		3
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			1,163				1,163		1,163
Net losses on cash flow hedging instruments				(273)			(273)		(273)
Cumulative translation adjustments					117		117		117

Total other comprehensive income (loss)							1,007		1,007
Total comprehensive income (loss)							1,010		1,010

Capital contribution from parent		908					908		908
Dividends declared						(39)	(39)		(39)
Cumulative effect of accounting changes, net of tax			(462)			462	—		—

Change in noncontrolling interest ownership								(84)	(84)

Noncontrolling income (loss)								6	6

Balance, June 30, 2009	$6	$7,065	$(4,105)	$167	$(48)	$1,872	$4,957	$87	$5,044

(1)	Net change in unrealized capital gains on securities is reflected net of tax benefit and other items of $(570) and $(626) for the six months ended June 30, 2010 and 2009, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(23) and $(443) for the six months ended June 30, 2010 and 2009, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(In millions)	2010	2009
	(Unaudited)
Operating Activities
Net income (loss)	$(93)	$9
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	202	1,699
Additions to deferred policy acquisition costs and present value of future profits	(254)	(366)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	109	1,012
Reinsurance recoverables	(6)	(300)
Receivables and other assets	(84)	4
Payables and accruals	1,087	(380)
Accrued and deferred income taxes	68	513
Net realized capital losses	(91)	(1,494)
Net receipts from investment contracts related to policyholder funds — International unit-linked bonds and pension products	(342)	357
Net increase in equity securities held for trading	342	(365)
Depreciation and amortization	111	95
Other, net	(101)	35

Net cash provided by operating activities	948	819

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	11,871	25,703
Equity securities, available-for-sale	99	100
Mortgage loans	1,020	255
Partnerships	90	111
Proceeds from business sold	130	—
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(12,976)	(25,507)
Equity securities, available-for-sale	(84)	(32)
Mortgage loans	(29)	(183)
Partnerships	(66)	(70)
Purchase price of business acquired	—	(8)
Change in policy loans, net	(9)	3
Change in payables for collateral under securities lending, net	(46)	(1,142)
Derivatives, net	484	24
Change in all other, net	3	120

Net cash provided by (used for) investing activities	487	(626)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	8,769	5,742
Withdrawals and other deductions from investment and universal life-type contracts	(13,848)	(9,685)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	4,010	3,249
Capital Contributions (1)	—	821
Dividends paid (1)	—	(39)
Net issuances/(Repayments) at maturity or settlement of consumer notes	(683)	(11)

Net cash provided by (used for) financing activities	(1,752)	77

Impact of foreign exchange	—	60
Net increase (decrease) in cash	(317)	330

Cash — beginning of period	793	661

Cash — end of period	$476	$991

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Period For:
Income taxes	$(153)	$(574)
Supplemental schedule of noncash operating and financing activities:

(1)	For the six months ended June 30, 2010, there were no noncash net dividends or capital contributions made or received. For the six months ended June 30, 2009, the Company made noncash net dividends of $6 to its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. (“HLIKK”) and received a noncash asset capital contribution of $87 from its parent during the Six months ended June 30, 2009.
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
The accompanying condensed consolidated financial statements and notes as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in The Company’s 2009 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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

Adoption of New Accounting Standards
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) updated the guidance which amends the consolidation requirements applicable to variable interest entities (“VIE”). Under this new guidance, an entity would consolidate a VIE when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The FASB also issued an amendment to this guidance in February 2010 which defers application of this guidance to certain entities that apply specialized accounting guidance for investment companies. The Company adopted this guidance on January 1, 2010. As a result of adoption, in addition to those VIEs the Company consolidates under the previous guidance, the Company consolidated a Company sponsored Collateralized Debt Obligation (“CDO”) electing the fair value option, and a Company sponsored Collateralized Loan Obligation, at carrying values carried forward as if the Company had been the primary beneficiary from the date the Company entered into the VIE arrangement. The impact on the Company’s Condensed Consolidated Balance Sheet as a result of adopting this new guidance was an increase in assets of $432, an increase in liabilities of $406, and an increase in January 1, 2010 retained earnings, net of tax, of $26. The Company has investments in mutual funds, limited partnerships and other alternative investments including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds which may be VIEs. The accounting for these investments will remain unchanged as they fall within the scope of the deferral of this new consolidation guidance. See Note 4 for further discussion.
Future Adoption of New Accounting Standards
Embedded Credit Derivatives
In March 2010, the FASB issued guidance clarifying the scope exception for credit derivatives embedded within structured securities which may result in bifurcation of these credit derivatives. Embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the exemption. As a result, investments with an embedded credit derivative in a form other than the above mentioned subordination may need to be separately accounted for as an embedded credit derivative, meaning that in changes in the fair value of the embedded credit derivative are recorded in current period earnings. Upon adoption, an entity may elect the fair value option, with changes in fair value of the investment in its entirety recognized in earnings, rather than bifurcate the embedded credit derivative. The guidance is effective, on a prospective basis only, for fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company adopted this guidance on July 1, 2010, and reclassified approximately $175, after-tax, of unrealized capital losses recorded in Accumulated Other Comprehensive Income, to Retained Earnings.
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Tax expense (benefit) at the U.S. federal statutory rate	$(67)	$109	$(64)	$(24)
Dividends received deduction	(39)	(37)	(78)	(75)
Foreign related investments	—	20	(3)	26
Investment valuation allowance	—	—	56	—
Other	—	2	(1)	(5)

Income tax expense (benefit)	(106)	94	(90)	(78)

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
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”) as part of the Hartford’s consolidated tax return. Audits have been concluded for all years through 2006. The audit of 2007 and 2008 commenced in the second quarter of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance as of June 30, 2010 was approximately $137, which has not materially changed from the first quarter of 2010. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets, including subsidiaries. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. An increase in interest rates can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses. Even under a “separate entity” approach, the Company would not record an additional valuation allowance relating to realized capital losses. Under a “separate entity” approach, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to surplus rather than income. These benefits would have been $0 and $79 for the six months ended June 30, 2010 and 2009, respectively.
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
The Company is organized into four reporting segments: Global Annuity – U.S., Individual Life, Retirement and Institutional. Life’s Other category includes: corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations; assumed and ceded reinsurance of death and living benefits from The Hartford’s Japan operations; certain direct group life and group disability insurance that is ceded to an affiliate; as well as revenues and expenses related to the sale of non-proprietary insurance and investment products by the Company’s broker-dealer subsidiaries; as well as other International operations.
Global Annuity – U.S. offers individual variable, fixed market value adjusted (“MVA”), and single premium immediate annuities.
Retirement provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code, as well as Retail mutual funds, Insurance Product mutual funds, Investment – only mutual funds and 529 college savings plans.
Institutional, primarily offers institutional liability products, such as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals and stable value products. Institutional continues to service existing customers of its suspended businesses, which includes Leveraged PPLI, structured settlements and institutional annuities (primarily terminal funding cases).
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
The Company charge direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments under an intercompany expense arrangement. Inter-segment revenues primarily occur between the Company’s Other category and the reporting segments. These amounts primarily include interest income on allocated surplus and interest charges on excess separate account surplus. Consolidated net investment income is unaffected by such transactions.
For further discussion of the types of products offered by each segment, see Note 2 of Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K Annual Report filed on February 23, 2010.

The following tables represent summarized financial information concerning the Company’s segments.

	Three Months ended June 30,		Six Months ended June 30,
Revenues by product line	2010	2009	2010	2009

Revenues
Life
Earned premiums, fees and other considerations
Global Annuity – U.S.
Individual Annuity:
Individual Variable Annuity	$429	313	$833	727
Fixed/MVA Annuity [1]	2	2	5	1

Total Global Annuity – U.S.	431	315	838	728
Individual Life
Variable Life	101	109	203	273
Universal Life	97	91	196	180
Term Life	9	9	19	19

Total Individual Life	207	209	418	472
Retirement
401(k)	80	71	156	134
403(b)/457	9	9	20	19
Mutual funds	121	102	242	189
Other [2]	33	3	64	6

Total Retirement Division	243	185	482	348
Institutional
Institutional investment products	5	81	20	298
PPLI [3]	41	31	82	65

Total Institutional	46	112	102	363
Other	95	98	197	212

Total Life premiums, fees and considerations	1,022	919	2,037	2,123
Net investment income	585	764	1,340	1,246
Net realized capital gains (losses)	605	31	91	1,494

Total Life [4]	$2,212	1,714	$3,468	4,863

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Net Income (Loss)
Global Annuity – U.S.	$(213)	187	$(107)	(559)
Individual Life	80	14	96	(7)
Retirement	36	(35)	55	(122)
Institutional	(3)	(69)	(94)	(246)
Other [4],[5]	12	119	(48)	937

Total net income (loss)	$(88)	216	$(98)	3

[1]	Single premium immediate annuities were transferred from Institutional to Global Annuity — U.S. effective January 1, 2010.

[2]	Includes Insurance Product, Investment Only, and Canadian mutual funds and 529 plan assets.

[3]	Includes leveraged PPLI transferred from Other effective January 1, 2010.

[4]	As of June 30, 2010 Other segment contains the free standing derivative associated with the GMIB, GMWB and GMAB reinsurance from the Company’s affiliate, HLIKK. Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, which passed this economic risk and reward related to the reinsured business to the affiliated captive reinsurer through modco adjustments

[5]	As of June 30, 2009, Other segment contains the free standing derivative associated with the GMIB, GMWB and GMAB reinsurance from the Company’s affiliate, HLIKK. The reinsurance agreement is the primary driver of the revenue and net income (loss) for the Other segment.

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

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity and derivative securities.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with observable market inputs, including interest rate, foreign currency and certain credit default swap contracts and have no significant unobservable market inputs.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans, and private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivative securities, including customized GMWB hedging derivatives, equity derivatives, long dated derivatives, swaps with optionality, certain complex credit derivatives and certain other liabilities. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three and six months ended June 30, 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets (i.e., below-prime RMBS).

These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following tables present assets and (liabilities) carried at fair value by hierarchy level.

	June 30, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,136	$—	$1,666	$470
CDOs	2,078	—	46	2,032
CMBS	5,553	—	5,053	500
Corporate	26,152	—	20,387	5,765
Foreign government/government agencies	1,110	—	1,069	41
States, municipalities and political subdivisions (“Municipal”)	928	—	656	272
RMBS	3,541	—	2,322	1,219
U.S. Treasuries	3,513	1,181	2,332	—

Total fixed maturities. AFS	45,011	1,181	33,531	10,299
Equity securities, trading	2,101	2,101	—	—
Equity securities, AFS	372	160	169	43
Derivative assets
Credit derivatives	(26)	—	(4)	(22)
Equity derivatives	(1)	—	—	(1)
Foreign exchange	441	—	441	—
Interest rate derivatives	(9)	—	7	(16)
Variable annuity hedging derivatives and macro hedge program	1,703	4	139	1,560

Total derivatives assets [1]	2,108	4	583	1,521
Short-term investments	4,545	942	3,603	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	2,446	—	—	2,446
Separate account assets [2]	139,459	103,505	35,017	937

Total assets accounted for at fair value on a recurring basis	$196,042	$107,893	$72,903	$15,246

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(5,345)	$	$	$(5,345)
Institutional notes	2	—	—	2
Equity linked notes	(7)	—	—	(7)

Total other policyholder funds and benefits payable	(5,350)	—	—	(5,350)
Derivative liabilities
Credit derivatives	(490)	—	(43)	(447)
Equity derivatives	1	—	—	1
Foreign exchange	(44)	—	(44)	—
Interest rate derivatives	(46)	—	(13)	(33)
Variable annuity hedging derivatives and macro hedge program	(13)	(1)	(43)	31

Total derivative liabilities [3]	(592)	(1)	(143)	(448)
Other liabilities	(16)	—	—	(16)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(5,962)	$(1)	$(143)	$(5,818)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of June 30, 2010, $1.5 billion of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As June 30, 2010, excludes approximately $15 billion of investment sales receivable that are not subject to fair value accounting.

[3]	Includes over-the-counter derivative instruments in a net negative market value (derivative liability). In the Level 3 roll forward table included below in this Note 3, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,903	$—	$1,406	$497
CDOs	2,165	—	56	2,109
CMBS	5,365	—	5,096	269
Corporate	23,667	—	18,428	5,239
Foreign government/government agencies	846	—	766	80
Municipal	780	—	562	218
RMBS	3,336	—	2,341	995
U.S. Treasuries	2,341	325	2,016	—

Total fixed maturities, AFS	40,403	325	30,671	9,407
Equity securities, trading	2,443	2,443	—	—
Equity securities, AFS	419	113	274	32
Other investments
Variable annuity hedging derivatives and macro hedge program	212	8	16	188
Other derivatives [1]	8	—	(4)	12

Total other investments	220	8	12	200
Short-term investments	5,128	3,785	1,343	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [2]	1,108	—	—	1,108
Separate account assets [3]	147,418	112,863	33,593	962

Total assets accounted for at fair value on a recurring basis	$197,139	$119,537	$65,893	$11,709

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,439)	$—	$—	$(3,439)
Institutional notes	(2)	—	—	(2)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(3,451)	—	—	(3,451)
Other liabilities [4]
Variable annuity hedging derivatives and macro hedge program	158	(2)	(178)	338
Other derivative liabilities	(45)	—	125	(170)

Total other liabilities	113	(2)	(53)	168
Consumer notes [5]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(3,343)	$(2)	$(53)	$(3,288)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2009, $104 of a cash collateral liability was netted against the derivative asset value on the Consolidated Balance Sheet, and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Includes fair value of reinsurance recoverables from an affiliated reinsurer of approximately $761.

[3]	As of December 31, 2009, excludes approximately $3 billion of investment sales receivable that are not subject to fair value accounting.

[4]	Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[5]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.
Determination of Fair Values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, and liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above tables.

Available-for-Sale Securities, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2010 and December 31, 2009, 98% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Valuation techniques and inputs for investments
Generally, the Company determines the estimated fair value of its AFS securities and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix as well as for derivative instruments. For Level 1 investments, which are comprised of U.S. Treasuries, equity securities, short-term investments, and exchange traded futures and option contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
For most of the Company’s debt securities, the following inputs are typically used in the Company’s pricing methods: reported trades, benchmark yields, bids, offers and/or estimated cash flows. For securities except U.S. Treasuries, inputs also include issuer spreads, which may utilize credit default swaps. Derivative instruments are valued using mid-market inputs that are predominantly observable in the market.
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2	The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets.
•	ABS, CDOs, CMBS and RMBS – Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for RMBS, estimated prepayment rates.

•	Corporates - Primary inputs also include observations of equity and credit default swap curves related to the issuer.

•	Foreign government/government agencies - Primary inputs also include observations of equity and credit default swap curves related to the issuer and political events in emerging markets.

•	Municipals - Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading – Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives- Significant inputs primarily include the swap yield curve and credit curves.

•	Foreign exchange derivatives- Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives- Significant input is primarily the swap yield curve.

Level 3	Most of the Company’s securities classified as Level 3 are valued based on brokers’ prices. Certain long-dated securities are priced based on third party pricing services, including municipal securities and foreign government/government agencies, as well as bank loans. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:
•	Credit derivatives- Significant unobservable inputs may include credit correlation and swap yield curve and credit curve extrapolation beyond observable limits.

•	Equity derivatives – Significant unobservable inputs may include equity volatility.

•	Interest rate contracts – Significant unobservable inputs may include swap yield curve extrapolation beyond observable limits and interest rate volatility.

Product Derivatives
The Company currently offers certain variable annuity products with a GMWB riders in the U.S., and formerly offered such products in the U.K. The Company has also assumed, through reinsurance, from HLIKK GMIB, GMWB and GMAB. As of October 1, 2009 the Company has subsequently ceded the GMWB and assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Condensed Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the expected fees to be collected over the expected life of the contract from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder in the current period over the current period’s Attributed Fees are associated with the host variable annuity contract reported in fee income.
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
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins representing an amount that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and requires subjectivity by the Company in determining their value.

Best Estimate Claim Payments
The Best Estimate Claim Payments is calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables – including expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and assumptions about policyholder behavior which emerge over time.
At each valuation date, the Company assumes expected returns based on:
•	risk-free rates as represented by the Eurodollar futures, LIBOR deposits and swap rates to derive forward curve rates.

•	market implied volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data.

•	correlations of historical returns across underlying well known market indices based on actual observed returns over the ten years preceding the valuation date; and

•	three years of history for fund indexes compared to separate account fund regression
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates and equity indices. On a weekly basis, the blends of implied equity index volatilities are updated. The Company continually monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the three months ended June 30, 2010 and 2009, the credit standing adjustment assumption net of reinsurance resulted in pre-tax realized gains /(losses) of $(206) and $11 respectively and $(172) and $233 for the six months ended June 30, 2010 and 2009, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of approximately of $0 and $118 for the three months ended June 30, 2010 and 2009, respectively, and $0 and $432 for the six months ended June, 30, 2010 and 2009, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains of approximately $5 and $239 for the three months ended June 30, 2010 and 2009, respectively, and $13 and $391 for the six months ended June 30, 2010 and 2009, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ending June 30, 2010 and 2009, for the financial instruments classified as Level 3.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended June 30, 2010:

								Changes in unrealized
	Fair value	Total realized/unrealized		Purchases,			Fair value	gains (losses) included in
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	net income related to
	March 31,	Net		and	in to	out of	June 30,	financial instruments still
Asset (liability)	2010	income [1], [2]	OCI [3]	settlements [4]	Level 3 [5]	Level 3 [5]	2010	held at June 30, 2010 [2]

Assets
Fixed maturities, AFS
ABS	$446	$(3)	$9	$(2)	$28	$(8)	$470	$(4)
CDO	2,007	(20)	94	(43)	11	(17)	2,032	(26)
CMBS	339	(33)	159	(14)	99	(50)	500	(30)
Corporate	5,733	6	43	(17)	104	(104)	5,765	3
Foreign govt./govt. agencies	41	—	—	—	—	—	41	—
Municipal	264	—	16	(8)	—	—	272	—
RMBS	1,027	(17)	66	143	—	—	1,219	(15)

Fixed maturities, AFS	9,857	(67)	387	59	242	(179)	10,299	(72)
Equity securities, AFS	37	(2)	4	4	—	—	43	(4)
Derivatives
Credit derivatives	(429)	(43)	—	3	—	—	(469)	(43)
Equity derivatives	(1)	1	—	—	—	—	—	1
Interest rate derivatives	(6)	1	—	(44)	—	—	(49)	(20)
Variable annuity hedging derivatives and macro hedge program	462	897	—	232	—	—	1,591	917

Total derivatives [6]	26	856	—	191	—	—	1,073	855
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [1]	780	1,468	89	109	—	—	2,446	1,468
Separate accounts [7]	955	(2)	—	5	(2)	(19)	937	9

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits [8]	$(3,033)	$(2,147)	$(103)	$(62)	$—	—	$(5,345)	$(2,147)
Institutional notes	(7)	9	—	—	—	—	2	9
Equity linked notes	(9)	2	—	—	—	—	(7)	2

Total other policyholder funds and benefits payable [1]	(3,049)	(2,136)	(103)	(62)			(5,350)	(2,136)
Other derivative liabilities
Other liabilities	(22)	6	––	––	––	––	(16)	––
Consumer notes	(5)	1	—	—	—	—	(4)	1

[1]	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]	All amounts in these columns are reported in net realized capital gains (losses) except for less than $1, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]	The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

[5]	Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

[6]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[7]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[8]	The net loss on U.S. GMWB since March 31, 2010 was primarily due to the lower equity market valuation, lower interest rates and higher implied market volatility.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2010:

								Changes in unrealized
	Fair value	Total realized/unrealized		Purchases,			Fair value	gains (losses) included in
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	net income related to
	January 1,	Net		and	in to	out of	June 30,	financial instruments still
Asset (liability)	2010	income [1], [2]	OCI [3]	settlements [4]	Level 3 [5]	Level 3 [5]	2010	held at June 30, 2010 [2]

Assets
Fixed maturities, AFS
ABS	$497	$(3)	$32	$(11)	$28	$(73)	$470	$(4)
CDO	2,109	(83)	286	(55)	27	(252)	2,032	(88)
CMBS	269	(93)	227	(19)	166	(50)	500	(89)
Corporate	5,239	8	148	89	440	(159)	5,765	3
Foreign govt./govt. agencies	80	—	—	(6)	—	(33)	41	—
Municipal	218	—	35	23	—	(4)	272	—
RMBS	995	(29)	146	119	—	(12)	1,219	(27)

Fixed maturities, AFS	9,407	(200)	874	140	661	(583)	10,299	(205)
Equity securities, AFS	32	(2)	8	5	—	—	43	(5)
Derivatives
Credit derivatives	(161)	(21)	—	3	(290)	—	(469)	(20)
Equity derivatives	(2)	2	—	—	—	—	—	2
Interest rate derivatives	5	1	—	(44)	—	(11)	(49)	(20)
Variable annuity hedging derivatives and macro hedge program	526	680	—	385	—	—	1,591	663

Total derivatives [6]	368	662	—	344	(290)	(11)	1,073	625
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [1]	1,108	1,028	87	223	—	—	2,446	1,028
Separate accounts [7]	962	16	—	82	4	(127)	937	13

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits [8]	$(3,439)	$(1,686)	$(98)	$(122)	$—	$—	$(5,345)	$(1,686)
Institutional notes	(2)	4	—	—	—	—	2	4
Equity linked notes	(10)	3	—	—	—	—	(7)	3

Total other policyholder funds and benefits payable [1]	$(3,451)	$(1,679)	$(98)	$(122)	$—	$—	$(5,350)	$(1,679)
Other derivative liabilities
Other liabilities	––	(5)	––	––	(11)	––	(16)	––
Consumer notes	(5)	1	––	––	––	––	(4)	1

[1]	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]	All amounts in these columns are reported in net realized capital gains (losses) except for less than $1, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]	The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

[5]	Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs. Transfers in also include the consolidation of additional VIEs due to the adoption of new accounting guidance on January 1, 2010, as well as the election of fair value option for one of these VIEs.

[6]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[7]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[8]	The net loss on U.S. GMWB since January 1, 2010 was primarily due to the lower equity market valuation, lower interest rates and higher implied market volatility.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended June 30, 2009

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	March 31,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2009	[1], [2]	OCI [2]	Settlements [8]	of Level 3 [6]	June 30, 2009	June 30, 2009 [1]

Assets
Fixed maturities, AFS
ABS	$436	$(3)	$58	$(29)	$(61)	$401	$(5)
CDO	1,819	(72)	204	(29)	—	1,922	(79)
CMBS	159	(18)	19	(2)	4	162	(8)
Corporate	4,544	6	313	(26)	(451)	4,386	(20)
Foreign govt./govt. agencies	52	—	1	(1)	—	52	—
Municipal	172	—	2	(1)	6	179	—
RMBS	1,089	(45)	(34)	49	3	1,062	(78)

Fixed maturities, AFS	8,271	(132)	563	(39)	(499)	8,164	(190)
Equity securities, AFS	59	—	—	(1)	(33)	25	—
Derivatives [3]
Variable annuity hedging derivatives and macro hedge program	2,552	(1,201)	—	(216)	—	1,135	(1,133)
Other freestanding derivatives	(318)	71	(5)	14	(3)	(241)	77

Total freestanding derivatives	2,234	(1,130)	(5)	(202)	(3)	894	(1,056)
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB(1),(7)	1,058	(433)	—	7	—	632	(433)
Separate accounts [5]	639	—	—	23	11	673	(12)

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits	$(7,209)	$2,941	$(39)	$(60)	$—	$(4,367)	$2,941
Institutional notes	(25)	27	—	—	—	2	27
Equity linked notes	(5)	(1)	—	—	—	(6)	(1)

Total other policyholder funds and benefits payable	(7,239)	2,967	(39)	(60)	—	(4,371)	2,967
Consumer notes	(4)	—	—	—	—	(4)	—

[1]	The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]	All amounts in these columns are reported in net realized capital gains (losses) except for $1, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	The freestanding derivatives, excluding reinsurance derivatives instruments, are reported in this table on a net basis for asset/(liability) positions and reported on the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[4]	AOCI refers to “Accumulated other comprehensive income” in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. All amounts are before income taxes and amortization of DAC.

[5]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[6]	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs.

[7]	The net gain on U.S. GMWB since January 1, 2009 was primarily related to liability model assumption updates for withdrawal, lapses and credit standing which totaled $550 pre-tax. During July 2008, the Company reinsured, with a third party, U.S. GMWB risks associated with approximately $7.8 billion of account value sold between 2003 and 2006. The reinsurance agreement is an 80% quota-share agreement. The third party’s financial strength is rated A+ by A.M. Best, AA- by Standard and Poor’s and Aa2 by Moody’s. The reinsurance agreement will be accounted for as a freestanding derivative.

[8]	The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2 For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2009

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2009	[1], [2]	OCI [3]	Settlements [7]	of Level 3 [4]	June 30, 2009	June 30, 2009 [1]

Assets
Fixed maturities, AFS
ABS	$429	$(5)	$26	$2	$(51)	$401	$(5)
CDO	1,981	(80)	67	(46)	—	1,922	(79)
CMBS	263	(18)	(2)	(2)	(79)	162	(8)
Corporate	4,421	(40)	247	153	(395)	4,386	(20)
Foreign govt./govt. agencies	74	—	(2)	(7)	(13)	52	—
Municipal	155	—	(5)	(1)	30	179	—
RMBS	1,419	(123)	(251)	14	3	1,062	(78)

Fixed maturities, AFS	8,742	(266)	80	113	(505)	8,164	(190)
Equity securities, AFS	59	—	—	(1)	(33)	25	—
Derivatives [5]
Variable annuity hedging derivatives and macro hedge program	2,774	(1,093)	—	(546)	—	1,135	(1,042)
Other freestanding derivatives	(234)	(4)	(10)	13	(6)	(241)	10

Total freestanding derivatives	2,540	(1,097)	(10)	(533)	(6)	894	(1,032)
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB(1)	1,302	(685)	—	15	—	632	(685)
Separate accounts [6]	786	(122)	—	110	(101)	673	(73)

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits	$(9,206)	$4,761	$203	$(125)	$—	$(4,367)	$4,761
Institutional notes	(41)	43	—	—	—	2	43
Equity linked notes	(8)	2	—	—	—	(6)	2

Total other policyholder funds and benefits payable	(9,255)	4,806	203	(125)	—	(4,371)	4,806
Consumer notes	(5)	1	—	—	—	(4)	1

[1]	The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives and reinsured GMWB, GMIB and GMAB free standing derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[2]	All amounts in these columns are reported in net realized capital gains (losses) except for $2 for the six months ended June 30, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[3]	OCI refers to “Accumulated other comprehensive income” in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 for the six months ended June 30, 2009, are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs.

[5]	Derivatives are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[6]	The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[7]	The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2 For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

Fair Value Option
The Company elected the fair value option for one of its consolidated VIEs in order to employ a consistent accounting model for the VIE’s assets and liabilities. The fair value option requires the VIE’s assets and liabilities to be reported in the Company’s Condensed Consolidated Balance Sheets at fair value with the changes in fair value reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations. The VIE is an investment vehicle that holds high quality investments, derivative instruments that references third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The risks and rewards associated with the assets of the VIE inure to the investors. The investors have no recourse against the Company. As a result, there has been no adjustment to the market value of the notes for the Company’s own credit risk.
The following table presents the gains and losses recorded for those assets and liabilities accounted using the fair value option:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Assets
Fixed maturities
ABS	$1	$2
Corporate	(4)	(4)
Other liabilities
Credit-linked notes	6	(5)

Total realized capital gains (losses)	$3	$(7)

Included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010, are high quality investments of $328 in fixed maturities, and other liabilities comprised of derivative instruments of $293 and notes at fair value of $16 with an outstanding principal balance of $243. Electing the fair value option resulted in lowering other liabilities with an offsetting impact to the cumulative effect adjustment to retained earnings of $232, representing the difference between the fair value and outstanding principal of the notes as of January 1, 2010.
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Policy loans	$2,129	$2,278	$2,120	$2,252
Mortgage loans	3,325	3,198	4,304	3,645

Liabilities
Other policyholder funds and benefits payable [1]	$11,160	11,399	$11,919	$12,101
Consumer notes [2]	448	466	1,131	1,194

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2009.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.

•	Fair values for mortgage loans were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.

4. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor re-financing. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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

Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2010	2009	2010	2009

Gross gains on sales	$234	$74	$305	$199
Gross losses on sales	(54)	(133)	(115)	(531)
Net OTTI losses recognized in earnings	(89)	(254)	(226)	(433)
Valuation allowance on mortgage loans	(39)	(48)	(111)	(92)
Japanese fixed annuity contract hedges, net [1]	27	(6)	11	35
Periodic net coupon settlements on credit derivatives/Japan	—	(8)	(4)	(23)
Results of variable annuity hedge program
GMWB derivatives, net	(405)	654	(283)	1,244
Macro hedge program	397	(568)	233	(364)

Total results of variable annuity hedge program	(8)	86	(50)	880
GMIB/GMAB/GMWB reinsurance	(671)	336	(556)	1,432
Coinsurance and modified coinsurance reinsurance contracts	1,222	—	843	—
Other, net	(17)	(16)	(6)	27

Net realized capital gains	$605	$31	$91	$1,494

[1]	Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.
Net realized capital gains (losses) from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains (losses) previously reported as unrealized losses in AOCI were $91 and ($36) for the three and six months ended June 30, 2010, respectively, and ($313) and ($765) for the three and six months ended June 30, 2009, respectively. Proceeds from sales of AFS securities totaled $10.2 billion and $12.6 billion, respectively, for the three and six months ended June 30, 2010, and $5.9 billion and $21.1 billion, respectively, for the three and six months ended June 30, 2009.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held. The Company adopted the impairment guidance as of April 1, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010

Balance as of beginning of period	$(1,763)	$(941)	$(1,632)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(39)	(171)	(142)
Securities previously impaired	(46)	(35)	(79)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	112	—	113
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	1	—
Securities due to an increase in expected cash flows	11	—	15

Balance as of end of period	$(1,725)	$(1,146)	$(1,725)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

Available-for-Sale Securities

	June 30, 2010					December 31, 2009
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]

ABS	$2,476	$46	$(386)	$2,136	$(19)	$2,344	$31	$(472)	$1,903	$(26)
CDOs	2,807	35	(764)	2,078	(98)	3,158	19	(1,012)	2,165	(123)
CMBS	6,246	143	(836)	5,553	(13)	6,844	76	(1,555)	5,365	(8)
Corporate	25,174	1,670	(692)	26,152	(3)	23,621	985	(939)	23,667	(11)
Foreign govt./govt. agencies	1,084	46	(20)	1,110	—	824	35	(13)	846	—
Municipal	1,026	12	(110)	928	—	971	3	(194)	780	—
RMBS	3,966	108	(533)	3,541	(129)	3,965	68	(697)	3,336	(166)
U.S. Treasuries	3,609	13	(109)	3,513	—	2,557	5	(221)	2,341	—

Total fixed maturities	46,388	2,073	(3,450)	45,011	(262)	44,284	1,222	(5,103)	40,403	(334)
Equity securities	400	31	(59)	372	—	447	38	(66)	419	—

Total AFS securities	$46,788	$2,104	$(3,509)	$45,383	$(262)	$44,731	$1,260	$(5,169)	$40,822	$(334)

[1]	Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2010 and December 31, 2009.

	June 30, 2010
Contractual Maturity	Amortized Cost	Fair Value

One year or less	$969	$997
Over one year through five years	11,074	11,463
Over five years through ten years	7,693	8,020
Over ten years	11,157	11,223

Subtotal	30,893	31,703
Mortgage-backed and asset-backed securities	15,495	13,308

Total	$46,388	$45,011

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

	June 30, 2010
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$265	$239	$(26)	$1,277	$917	$(360)	$1,542	$1,156	$(386)
CDOs	341	302	(39)	2,442	1,717	(725)	2,783	2,019	(764)
CMBS	461	443	(18)	3,455	2,637	(818)	3,916	3,080	(836)
Corporate	1,781	1,683	(98)	3,826	3,232	(594)	5,607	4,915	(692)
Foreign govt./govt. agencies	189	176	(13)	40	33	(7)	229	209	(20)
Municipal	70	65	(5)	677	572	(105)	747	637	(110)
RMBS	108	86	(22)	1,640	1,129	(511)	1,748	1,215	(533)
U.S. Treasuries	1,329	1,328	(1)	597	489	(108)	1,926	1,817	(109)

Total fixed maturities	4,544	4,322	(222)	13,954	10,726	(3,228)	18,498	15,048	(3,450)
Equity securities	71	68	(3)	197	141	(56)	268	209	(59)

Total securities in an unrealized loss	$4,615	$4,390	$(225)	$14,151	$10,867	$(3,284)	$18,766	$15,257	$(3,509)

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$278	$230	$(48)	$1,364	$940	$(424)	$1,642	$1,170	$(472)
CDOs	990	845	(145)	2,158	1,291	(867)	3,148	2,136	(1,012)
CMBS	1,207	1,016	(191)	4,001	2,637	(1,364)	5,208	3,653	(1,555)
Corporate	3,434	3,207	(227)	4,403	3,691	(712)	7,837	6,898	(939)
Foreign govt./govt. agencies	316	307	(9)	30	26	(4)	346	333	(13)
Municipal	119	113	(6)	791	603	(188)	910	716	(194)
RMBS	664	600	(64)	1,688	1,055	(633)	2,352	1,655	(697)
U.S. Treasuries	1,573	1,534	(39)	628	446	(182)	2,201	1,980	(221)

Total fixed maturities	8,581	7,852	(729)	15,063	10,689	(4,374)	23,644	18,541	(5,103)
Equity securities	65	49	(16)	246	196	(50)	311	245	(66)

Total securities in an unrealized loss	$8,646	$7,901	$(745)	$15,309	$10,885	$(4,424)	$23,955	$18,786	$(5,169)

As of June 30, 2010, AFS securities in an unrealized loss position, comprised of 2,150 securities, primarily related to CMBS, CDOs and corporate securities primarily within the financial services sector which have experienced significant price deterioration. As of June 30, 2010, 69% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2010 was primarily attributable to declining interest rates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	June 30, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost (1)	Allowance	Value	Cost (1)	Allowance	Value

Agricultural	$200	$(5)	$195	$369	$(3)	$366
Commercial	3,213	(83)	3,130	4,195	(257)	3,938

Total mortgage loans	$3,413	$(88)	$3,325	$4,564	$(260)	$4,304

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Included in the table above, are mortgage loans held for sale with a carrying value and valuation allowance of $145 and $22, respectively as of June 30, 2010 and $161 and $79, respectively, as of December 31, 2009. The carrying values of these loans are included in mortgage loans in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010. The following table presents the activity within the Company’s valuation allowance for mortgage loans.

	2010	2009

Balance as of January 1	$(260)	$(13)
Additions	(111)	(92)
Deductions	283	15

Balance as of June 30	$(88)	$(90)

Mortgage Loans by Region
	June 30, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

East North Central	$71	2.1%	$76	1.8%
Middle Atlantic	317	9.5%	592	13.8%
Mountain	51	1.5%	51	1.2%
New England	339	10.2%	368	8.6%
Pacific	925	27.9%	1,102	25.5%
South Atlantic	603	18.1%	615	14.3%
West North Central	19	0.6%	22	0.5%
West South Central	129	3.9%	172	4.0%
Other [1]	871	26.2%	1,306	30.3%

Total mortgage loans	$3,325	100.0%	$4,304	100.0%

[1]	Primarily represents multi-regional properties.

Mortgage Loans by Property Type
	June 30, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

Agricultural	$195	5.9%	$366	8.5%
Industrial	780	23.5%	784	18.2%
Lodging	144	4.3%	329	7.6%
Multifamily	556	16.7%	582	13.5%
Office	875	26.3%	1,387	32.3%
Retail	522	15.7%	602	14.0%
Other	253	7.6%	254	5.9%

Total mortgage loans	$3,325	100.0%	$4,304	100.0%

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
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its investment management services. As a result of accounting guidance adopted on January 1, 2010, certain CDO VIEs were consolidated in 2010 and are included in the following table, while in prior periods they were reported in the Non-Consolidated VIEs table further below. See Note 1 for further information on the adoption.

	June 30, 2010			December 31, 2009
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities	to Loss [21]

CDOs [3]	$824	$453	$350	$226	$47	$181
Limited partnerships	22	9	13	31	13	18
Other investments [3]	18	8	7	75	40	32

Total	$864	$470	$370	$332	$100	$231

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]	The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities in the Company’s Condensed Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent a hedge fund for which the Company holds a majority interest in the fund’s securities as an investment. Other investments represent an investment trust for which the Company has a controlling financial interest as it provides investment management services, earns a fee for those services and also holds investments in the securities issued by the trusts. Since December 31, 2009, the Company has received a paydown from this investment trust.

Non-Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which the Company is not the primary beneficiary. The Company has no implied or unfunded commitments to these VIEs.

	June 30, 2010			December 31, 2009
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss

CDOs [1]	$—	$—	$—	$239	$—	$248

Total	$—	$—	$—	$239	$—	$248

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.
In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
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
Foreign currency swaps
Foreign currency swaps are used to convert foreign currency denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.
Fair value hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to fluctuations in interest rates.
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign currency denominated fixed rate liabilities due to changes in foreign currency rates by swapping the fixed foreign payments to floating rate U.S. dollar denominated payments.

Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2010 and December 31, 2009 the notional amount of interest rate swaps in offsetting relationships was $4.7 billion and $4.5 billion, respectively.
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
GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider in the U.S. and formerly in the U.K. and Japan. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contract holder election or after the passage of time. The notional value of the embedded derivative is the GRB balance.
GMWB reinsurance contracts
The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure associated with the portion of the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.

The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009

Customized swaps	$9,448	$10,838	$483	$234
Equity swaps, options, and futures	3,701	2,994	445	9
Interest rate swaps and futures	2,621	1,735	(91)	(191)

Total	$15,770	$15,567	$837	$52

Macro hedge program
The Company utilizes equity options, currency options, and equity futures contracts to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009

Equity options and futures	$11,358	$25,373	$666	$296
Long currency options	4,938	1,000	256	22
Short currency options	5,934	1,075	(69)	—

Total	$22,230	$27,448	$853	$318

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun. 30, 2010	Dec. 31, 2009	Jun. 30, 2010	Dec. 31, 2009	Jun. 30, 2010	Dec. 31, 2009	Jun. 30, 2010	Dec. 31, 2009

Cash flow hedges
Interest rate swaps	$7,869	$8,729	$273	$53	$278	$201	$(5)	$(148)
Forward rate agreements	—	3,000	—	—	—	—	—	—
Foreign currency swaps	266	301	(1)	(4)	24	21	(25)	(25)

Total cash flow hedges	8,135	12,030	272	49	302	222	(30)	(173)

Fair value hedges
Interest rate swaps	1,043	1,744	(66)	(21)	2	16	(68)	(37)
Foreign currency swaps	696	696	(49)	(9)	44	53	(93)	(62)

Total fair value hedges	1,739	2,440	(115)	(30)	46	69	(161)	(99)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	5,640	5,511	(262)	(79)	229	157	(491)	(236)
Foreign exchange contracts
Foreign currency swaps and forwards	471	484	39	(19)	43	—	(4)	(19)
Japan 3Win related foreign currency swaps	2,514	2,514	(10)	(19)	21	35	(31)	(54)
Japanese fixed annuity hedging instruments	2,201	2,271	418	316	418	319	—	(3)
Credit contracts
Credit derivatives that purchase credit protection	1,976	1,887	33	(34)	54	36	(21)	(70)
Credit derivatives that assume credit risk [1]	1,428	902	(487)	(176)	2	2	(489)	(178)
Credit derivatives in offsetting positions	3,970	3,591	(63)	(52)	100	114	(163)	(166)
Equity contracts
Equity index swaps, options, and futures	195	221	(11)	(16)	4	3	(15)	(19)
Variable annuity hedge program
GMWB product derivatives [2]	44,794	46,906	(3,192)	(1,991)	—	—	(3,192)	(1,991)
GMWB reinsurance contracts	9,517	10,301	550	347	550	347	—	—
GMWB hedging instruments	15,770	15,567	837	52	969	264	(132)	(212)
Macro hedge program	22,230	27,448	853	318	923	558	(70)	(240)
Other
GMAB, GMWB, and GMIB reinsurance contracts	20,172	19,618	(2,153)	(1,448)	—	—	(2,153)	(1,448)
Coinsurance and modified coinsurance reinsurance contracts	49,553	49,545	1,896	761	1,932	1,226	(36)	(465)

Total non-qualifying strategies	180,431	186,766	(1,552)	(2,040)	5,245	3,061	(6,797)	(5,101)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$190,305	$201,236	$(1,395)	$(2,021)	$5,593	$3,352	$(6,988)	$(5,373)

Balance Sheet Location
Fixed maturities, available-for-sale	$144	$170	$(1)	$(8)	$—	$—	$(1)	$(8)
Other investments	50,960	18,049	2,108	220	2,767	270	(659)	(50)
Other liabilities	15,067	56,524	(592)	113	344	1,509	(936)	(1,396)
Consumer notes	39	64	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	57,298	58,380	2,446	1,108	2,482	1,573	(36)	(465)
Other policyholder funds and benefits payable	66,797	68,049	(5,352)	(3,449)	—	—	(5,352)	(3,449)

Total derivatives	$190,305	$201,236	$(1,395)	$(2,021)	$5,593	$3,352	$(6,988)	$(5,373)

[1]	The derivative instruments related to these strategies are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

Change in Notional Amount
The decrease in notional amount of derivatives since December 31, 2009, was primarily due to the following:
•	The notional amount related to the macro hedge program declined $5.2 billion primarily due to the expiration of certain equity index options during January of 2010.
•	The Company terminated $3.0 billion notional of forward rate agreements. The $3.0 billion notional was comprised of a series of one month forward contracts that were hedging the variability of cash flows related to coupon payments on $250 of variable rate securities for consecutive monthly periods during 2010 offset by the extension of the macro hedge program to 2011.
•	The GMWB product derivative notional declined $2.1 billion primarily as a result of policyholder lapses and withdrawals.
Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2009, was primarily due to the following:
•	The increase in fair value of the macro hedge program is primarily due to lower equity market valuation, appreciation of the Japanese yen, and purchases made in the first half of the year.
•	Under an internal reinsurance agreement with an affiliate, the increase in fair value liability associated with the GMAB, GMWB, and GMIB reinsurance along with a portion of the GMWB related derivatives are ceded to the affiliated reinsurer and result in an offsetting increase in fair value of the coinsurance and modified coinsurance reinsurance contracts.
•	The fair value related to credit derivatives that assume credit risk decreased as a result of the Company adopting new accounting guidance related to the consolidation of VIEs, see Adoption of New Accounting Standards in Note 1. As a result of this new guidance, the Company has consolidated a Company sponsored CDO that included credit default swaps with a notional amount of $353 and a fair value of $(293) as of June 30, 2010. These swaps reference a standard market basket of corporate issuers.
•	The decrease in the net fair value of GMWB product, reinsurance, and hedging derivatives was primarily due to higher implied market volatility and the general decrease in long-term interest rates.
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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Recognized in				Gain (Loss) Recognized in
		OCI on Derivative				Income on Derivative
		(Effective Portion)				(Ineffective Portion)
		Three Months		Six Months		Three Months		Six Months
		Ended		Ended		Ended		Ended
		June 30,		June 30,		June 30,		June 30,
		2010	2009	2010	2009	2010	2009	2010	2009

Interest rate swaps	Net realized capital gains (losses)	$208	$(300)	$285	$(357)	$1	$1	$1	$—
Foreign currency swaps	Net realized capital gains (losses)	—	(122)	4	(123)	—	24	—	39

Total		$208	$(422)	$289	$(480)	$1	$25	$1	$39

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2010	2009	2010	2009

Interest rate swaps	Net realized capital gains (losses)	$1	$—	$1	$—
Interest rate swaps	Net investment income (loss)	12	6	19	12
Foreign currency swaps	Net realized capital gains (losses)	(11)	(41)	(16)	(73)
Foreign currency swaps	Net investment income (loss)	—	1	—	2

Total		$2	$(34)	$4	$(59)

For the three months ended June 30, 2010, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $49. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is three years.
During the three months ended June 30, 2010, the Company has less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three months ended June 30, 2009, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item

Interest rate swaps
Net realized capital gains (losses)	$(40)	$37	$49	$(45)	$(52)	$47	$66	$(62)
Benefits, losses and loss adjustment expenses	(7)	8	(26)	27	(2)	3	(42)	44
Foreign currency swaps
Net realized capital gains (losses)	(11)	11	63	(63)	(40)	40	47	(47)
Benefits, losses and loss adjustment expenses	—	—	(5)	5	(1)	1	—	—

Total	$(58)	$56	$81	$(76)	$(95)	$91	$71	$(65)

[1]	The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(4)	$6	$(4)	$21
Foreign exchange contracts
Foreign currency swaps and forwards	45	(26)	61	(40)
Japan 3Win related foreign currency swaps [1]	65	119	9	(110)
Japanese fixed annuity hedging instruments [2]	160	50	141	(118)
Credit contracts
Credit derivatives that purchase credit protection	26	(199)	25	(280)
Credit derivatives that assume credit risk	(45)	130	(13)	58
Equity contracts
Equity index swaps, options, and futures	4	(2)	5	(4)
Variable annuity hedge program
GMWB product derivatives	(1,476)	2,605	(1,130)	3,329
GMWB reinsurance contracts	246	(433)	185	(685)
GMWB hedging instruments	825	(1,518)	662	(1,400)
Macro hedge program	397	(568)	233	(364)
Other
GMAB, GMWB, and GMIB reinsurance contracts	(671)	336	(556)	1,432
Coinsurance and modified coinsurance reinsurance contracts	1,222	—	843	—

Total	$794	$500	$461	$1,839

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(103) and $(44) for the three months ended June 30, 2010 and 2009, respectively, and $(96) and $140 for the six months ended June 30, 2010 and 2009, respectively.

[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(126) and $(54) for the three months ended June 30, 2010 and 2009, respectively and $(119) and $151 for the six months ended June 30, 2010 and 2009.
For the three and six months ended June 30, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•	The net gain associated with the macro hedge program is primarily due to lower equity market valuation and appreciation of the Japanese yen.
•	The net gain on the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen.
•	The net gain for the three months ended June 30, 2010, related to the Japan 3 Win hedging derivatives is primarily due to the U.S. dollar weakening in comparison to the Japanese yen, partially offset by the decrease in long-term interest rates.
•	The net loss on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decline in the Japan equity markets, a decrease in Japan interest rates, and an increase in Japan equity market volatility, partially offset by the impact of credit standing.
•	The loss on net GMWB product, reinsurance, and hedging derivatives is primarily driven by higher implied market volatility and the general decrease in long-term interest rates.
•	The net gain on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net loss on the GMAB, GMWB, and GMIB reinsurance contracts as well as a portion of the GMWB product derivatives. For a discussion related to the reinsurance agreement refer to Note 10 “Transactions with Affiliates” for more information on this transaction.

For the three and six months ended June 30, 2009, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•	The gain on the net GMWB product, reinsurance, and hedging derivatives was primarily due to market-based valuation changes, including a decrease in equity volatility levels and an increase in interest rates, as well as policyholder behavior and liability model assumption updates. For further discussion on liability model assumption updates, refer to Note 3.
•	The net gain on derivatives associated with GMAB, GMWB and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an increase in the equity markets and a decrease in Japan equity market volatility for the three months ended June 30, 2009 and liability model assumption updates for credit standing for the six months ended June 30, 2009. For further discussion on liability model assumption updates, refer to Note 3.
•	The net gain on the Japanese fixed annuity and Japan 3 Win hedging instruments for the three months ended June 30, 2009 was primarily due to weakening of the U.S. dollar against the Japanese yen and an increase in U.S. interest rates. The net loss for the six months ended June 30, 2009 was primarily due to the U.S. dollar strengthening against the Japanese yen.
•	The net loss on the macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity.
•	The loss on credit derivatives that purchase credit protection and the net gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spreads tightening.
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
The following tables present the notional amount, fair value, and weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2010 and December 31, 2009.

As of June 30, 2010
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$987	$(16)	4 years	Corporate Credit/Foreign Gov.	A+	$954	$(34)
Below investment grade risk exposure	114	(8)	3 years	Corporate Credit	BB-	95	(9)
Basket credit default swaps [4]
Investment grade risk exposure	834	(2)	4 years	Corporate Credit	BBB+	584	—
Investment grade risk exposure	352	(76)	7 years	CMBS Credit	A-	352	76
Below investment grade risk exposure	1,077	(480)	4 years	Corporate Credit	BBB	—	—
Credit linked notes
Investment grade risk exposure	49	48	2 years	Corporate Credit	BBB-	—	—

Total	$3,413	$(534)				$1,985	$33

As of December 31, 2009
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]

Single name credit default swaps
Investment grade risk exposure	$755	$4	4 years	Corporate Credit/Foreign Gov.	AA-	$742	$(43)
Below investment grade risk exposure	114	(4)	4 years	Corporate Credit	B+	75	(11)
Basket credit default swaps [4]
Investment grade risk exposure	1,276	(57)	4 years	Corporate Credit	BBB+	626	(11)
Investment grade risk exposure	352	(91)	7 years	CMBS Credit	A	352	91
Below investment grade risk exposure	125	(98)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	76	73	2 years	Corporate Credit	BBB+	—	—

Total	$2,698	$(173)				$1,795	$26

[1]	The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]	Notional amount is equal to the maximum potential future loss amount. There is no specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]	The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]	Includes $1.7 billion and $1.6 billion as of June 30, 2010 and December 31, 2009, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $528 and $175 as of June 30, 2010 and December 31, 2009 of customized diversified portfolios of corporate issuers referenced through credit default swaps.
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in DAC balance are as follows:

	2010	2009

Balance, January 1	5,779	9,944
Deferred costs	254	366
Amortization — DAC	(186)	(673)
Amortization — Unlock, pre-tax [1], [2]	(17)	(1026)
Adjustments to unrealized gains and losses on securities, available-for-sale and other [3]	(781)	141
Effect of currency translation adjustment	(4)	24
Effects of new accounting guidance for investments other-than-temporarily impaired [4]	—	(54)

Balance, June 30	5,045	8,722

[1]	The most significant contributor to the Unlock charge recorded during the six months ended June 30, 2010 was actual separate account returns from January 1, 2010 to June 30, 2010 being below our aggregated estimated return.

[2]	The most significant contributor to the Unlock amount recorded during the six months ended June 30, 2009 was a result of actual separate account returns from the period ending October 1, 2008 to June 30, 2009 being significantly below our aggregated estimated return.

[3]	The adjustment reflects the effect of credit spreads tightening, resulting in unrealized gains on securities in 2010.

[4]	The effect of adopting new accounting guidance for investments, other-than-temporarily impaired resulted in an increase to retained earnings and as a result a DAC charge of $54 in 2009. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of new accounting guidance for investments, other-than-temporarily impaired.

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2010	$1,304	$76
Incurred	145	20
Unlock	111	—
Paid	(182)	—

Liability balance as of June 30, 2010	$1,378	96

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $832 as of June 30, 2010. The reinsurance recoverable asset related to the UL secondary guarantees was $26 as of June 30, 2010.

		UL Secondary
	GMDB [1]	Guarantees [1]

Liability balance as of January 1, 2009	$882	$40
Incurred	194	14
Unlock	776	—
Paid	(293)	—

Liability balance as of June 30, 2009	$1,559	$54

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $927 as of June 30, 2009. The reinsurance recoverable asset related to the UL secondary guarantees was $19 as of June 30, 2009.
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2010:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type
	Account	Net amount	Retained Net Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”)[8]	(“NAR”)[10]	(“RNAR”)[10]	Annuitant

MAV only	23,810	9,254	890	66
With 5% rollup [2]	1,633	733	57	67
With Earnings Protection Benefit Rider (“EPB”) [3]	5,940	1,637	29	63
With 5% rollup & EPB	678	253	10	66

Total MAV	32,061	11,877	986
Asset Protection Benefit (APB) [4]	25,638	6,257	1,226	65
Lifetime Income Benefit (LIB) [5]	1,197	266	82	63
Reset [6] (5-7 years)	3,364	614	337	68
Return of Premium [7] /Other	20,597	1,869	562	64

Subtotal U.S. GMDB [8]	82,857	20,883	3,193	65
Less: General Account Value with U.S. GMBD	6,788

Subtotal Separate Account Liabilities with GMDB	76,069
Separate Account Liabilities without U.S. GMDB	78,801

Total Separate Account Liabilities	154,870

Japan GMDB and GMIB [9]	16,172	4,188	—	69

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the GMDB is the greatest of the MAV, current AV, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB GMDB is the greatest of the MAV, current AV, or contract value plus a percentage of the contract’s growth. The contract’s growth is AV less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 (adjusted for withdrawals).

[7]	ROP: the GMDB is the greater of current AV and net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]	Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $19.6 billion and $19.1 billion as of June 30, 2010 and December 31, 2009, respectively. The GRB related to the Japan GMAB and GMWB was $536 and $522 as of June 30, 2010 and December 31, 2009. NAR increased due to lower equity markets during the second quarter, as well as the strengthening of the Yen

[10]	NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.
See Note 3 for a description of the Company’s guaranteed living benefits and variable annuity hedging derivatives that are accounted for at fair value.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	June 30, 2010	December 31, 2009

Equity securities	$67,530	$75,720
Cash and cash equivalents	8,539	9,298

Total	$76,069	$85,018

As of June 30, 2010 and December 31, 2009, approximately 18% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 82% and 84%, respectively, were invested in equity securities.
7. Sales Inducements
Changes in deferred sales inducement activity were as follows for the six months ended June 30:

	2010	2009

Balance, January 1	$194	$533
Sales inducements deferred	5	28
Unlock	(1)	(57)
Amortization charged to income	(3)	(81)

Balance, June 30	$195	$423

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
Spencer v. The Hartford Financial Services Group, Inc., United States District Court, District of Connecticut. In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The district court certified a class for the RICO and fraud claims in March 2009, and the Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $54 in exchange for a full release and dismissal of the litigation. The $54 was accrued in the first quarter of 2010. The settlement received preliminary court approval in June 2010 and remains contingent upon final approval of the court.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2010, is $320. Of this $320, the legal entities have posted collateral of $349 in the normal course of business. Based on derivative market values as of June 30, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $4 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
9. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan, The Hartford Employee Stock Purchase Plan and The Hartford Deferred Stock Unit Plan.
On May 19, 2010 at the Company’s Annual Meeting of Shareholders, the shareholders of The Hartford approved The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), which supersedes and replaces The Hartford 2005 Incentive Stock Plan. The terms of the 2010 Stock Plan are substantially similar to the terms of the superseded plan. However, the 2010 Stock Plan provides for an increased maximum number of shares that may be awarded to employees of the Company, and also permits awards to be made to third party service providers, and permits additional forms of stock-based awards.
The 2010 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock based award. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 18,000,000 shares applicable to all awards for the ten-year duration of the 2010 Stock Plan. If any award under the prior The Hartford

Incentive Stock Plan (as approved by the Company’s shareholders in 2000) or under the prior The Hartford 2005 Incentive Stock Plan (as approved by the Company’s shareholders in 2005) that was outstanding as of March 31, 2010, is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the 2010 Stock Plan and such shares shall be added to the maximum limit to the extent of such forfeiture, termination, expiration, or cash or net settlement of such awards.
Under the 2010 Stock Plan, all options granted have an exercise price at least equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is not to exceed ten years. For any year, no individual employee may receive an award of options for more than 2,000,000 shares.
Performance awards of common stock granted under the 2010 Stock Plan become payable upon the attainment of specific performance goals achieved over a period of not less than one nor more than five years, and the restricted stock granted is subject to a restriction period. For any year, the maximum award of performance shares, restricted stock awards, or restricted stock unit awards for any individual employee in any year is 500,000 shares or units.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues shares from treasury in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $6 and $2 for the three months ended June 30, 2010 and 2009 and $14 and $6 for the six months ended June 30, 2010 and 2009, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $2 and $1 for the three months ended June 30, 2010 and 2009 and $5 and $2 for the six months ended June 30, 2010 and 2009, respectively. Hartford Life did not capitalize any cost of stock-based compensation.
10. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2010 and December 31, 2009 the Company had $52.8 and $50 of reserves for claim annuities purchased by affiliated entities. For the three months ended June 30, 2010 and June 30, 2009, the Company recorded earned premiums of $6 and $62 for these intercompany claim annuities. For the six months ended June 30, 2010 and June 30, 2009, the Company recorded earned premiums of $20 and $221 for these intercompany claim annuities. In the fourth quarter of 2008, The Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, Hartford Life sold fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product was written by the Hartford Life Insurance KK (“HLIKK”), a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of June 30, 2010 and December 31, 2009, $2.6 billion and $2.6 billion, respectively, of the account value had been assumed by the Company.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders and the GMDB riders on covered contracts that have an associated GMIB rider issued by HLIKK on its variable annuity business. The reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005. This agreement contains a tiered reinsurance premium structure. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at June 30, 2010 and December 31, 2009 is $2.1 billion and $1.4 billion, respectively.
In addition to this agreement, HLAI has two additional reinsurance agreements with HLIKK, one to assume 100% of the GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The second agreement is for HLAI to assume 100% of the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The GMAB, GMIB and GMWB reinsurance is accounted for as freestanding derivatives at fair value. The fair value of the GMWB and GMAB was a liability of $21 and $1 at June 30, 2010 and $13 and $1 at December 2009, respectively. The Reinsurance Agreement for GMDB business is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability and net amount at risk for the assumed GMDB reinsurance was $58 and $4.3 billion at June 30, 2010 and $52 and $2.7 billion at December 31, 2009, respectively.
Reinsurance Ceded to Affiliates
Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and WRR will reinsure 100% of the in-force and prospective variable annuities and riders written or reinsured by HLAI summarized below:
•	Direct written variable annuities and the associated GMDB and GMWB riders.
•	Variable annuity contract rider benefits written by HLIKK, which are reinsured to HLAI.
•	Annuity contracts and riders written by Union Security Insurance Company, an affiliate that is reinsured to HLAI.
•	Annuitizations of and certain other settlement options offered under deferred annuity contracts
Under modified coinsurance, the assets and the liabilities associated with the reinsured business will remain on the consolidated balance sheet of HLIC in segregated portfolios, and WRR will receive the economic risks and rewards related to the reinsured business through modco adjustments. These modco adjustments are recorded as an adjustment to operating expenses. For the 6 months ending June 30, 2010 the impact of this transaction was an increase to earnings of $57 after-tax. Included in this amount are net realized capital gains of $930, which represents the change in valuation of the derivative, associated with this transaction. In addition, the balance sheet of the Company reflects a modco reinsurance recoverable, a deposit liability as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance recoverable, deposit liability and net reinsurance recoverable were ($835), $640, $1,896 and $182, $600 and $761 at June 30, 2010 and December 31, 2009, respectively.
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
11. Equity
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary; see Note 4 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest in seed money investments. During the quarter ended June 30, 2010, the Company recognized the noncontrolling interest in these entities in other liabilities since these entities represent investment vehicles whereby the noncontrolling interests may redeem these investments at any time.
12. Sale of Joint Venture Interest in ICATU Hartford Seguros, S.A.
On November 23, 2009, in keeping with the Company’s June 2009 announcement to return to its historical strengths as a U.S.-centric insurance company, the Company entered into a Share Purchase Agreement to sell its joint venture interest in ICATU Hartford Seguros, S.A. (“IHS”), its Brazilian insurance operation, to its partner, ICATU Holding S.A., for $135. The transaction closed in the second quarter of 2010, and the Company received cash proceeds of $130, which was net of capital gains tax withheld of $5. The investment in IHS was reported as an equity method investment in Other assets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company”, “Life” or the “Company”) as of June 30, 2010, and its results of operations for the three and six months ended June 30, 2010 compared to the equivalent 2009 periods. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2009 Form 10-K Annual Report.
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
Principal Products
Global Annuity- U.S. provides individual variable, fixed, and single premium immediate annuities living and death benefit guarantees in the United States. In October 2009, the Company launched a new variable annuity product designed to meet customer needs for growth and income within the risk tolerances of The Hartford which is replacing its guaranteed minimum withdrawal benefit product. A significant portion of the living and death benefit guarantees associated with the variable annuities issued by this segment have been reinsured to an affiliated captive reinsurer. See Reinsurance Ceded to Affiliates in the MD&A for further information.
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

Distribution
Global Annuity — U.S.’s distribution network includes national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”) which are indirect wholly-owned subsidiaries of Hartford Life. HLD provides sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. As part of the Company’s assessment of its opportunities in the variable annuity marketplace it significantly scaled back its HLD operations in 2009.
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
Retail mutual funds within Retirement compete with other mutual fund companies and differentiate themselves through product solutions, performance, expenses, wholesaling and service. In this non-proprietary broker sold market, the Company and its competitors compete aggressively for net sales. Success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders. Insurance product mutual funds are sold through Company sponsored annuity, individual life, retirement and other insurance and investment products. The variety of available funds, fee levels, and fund performance are most important to contract holders and plan sponsors and investment consultants. Competitors tend to be the major mutual fund companies. For investment only mutual funds, the variety of available funds, fee levels, and fund performance are most important to plan sponsors and investment consultants. Competitors tend to be the major mutual fund companies, insurance companies, and asset managers.
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
Reinsurance Ceded to Affiliates
Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and the affiliated captive reinsurer will reinsure 100% of the in-force and prospective variable annuities and riders written or reinsured by HLAI: direct written variable annuities and the associated GMDB and GMWB riders, variable annuity contract rider benefits written by HLIKK, which are reinsured to HLAI, annuity contracts and riders written by Union Security Insurance Company, an affiliate, that are reinsured to HLAI, annuitizations of and certain other settlement options offered under deferred annuity contracts.
Under modified coinsurance, the assets and the liabilities associated with the reinsured business will remain on the consolidated balance sheet of HLIC in segregated portfolios, and the affiliated reinsurer will receive the economic risks and rewards related to the reinsured business through modco adjustments. This transaction creates differences in certain inputs used in the valuation of the reinsurance derivative as compared to the direct business. This results in valuation differences that can be volatile period over period which can have a significant positive or negative effect on the results of the Company. See the Equity Product Risk section for further discussion of Management’s overall risk management strategy.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Summary	2010	2009	2010	2009

Fee income and other	$960	$823	$1,920	$1,787
Earned premiums	62	96	117	336
Net investment income
Securities available-for-sale and other	690	644	1,327	1,237
Equity securities held for trading [1]	(105)	120	13	9
Total net investment income	585	764	1,340	1,246
Net realized capital gains (losses ):
Total other-than-temporary impairment (“OTTI”) losses	(247)	(411)	(563)	(590)
OTTI losses recognized in other comprehensive income	158	157	337	157

Net OTTI losses recognized in earnings	(89)	(254)	(226)	(433)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	694	285	317	1,927

Total net realized capital gains (losses)	605	31	91	1,494

Total revenues	2,212	1,714	3,468	4,863
Benefits, losses and loss adjustment expenses	851	662	1,578	2,325
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products [1]	(105)	120	13	9
Insurance operating costs and other expenses	1,518	449	1,851	888
Amortization of deferred policy acquisition costs and present value of future profits	134	167	202	1,699

Dividends to policyholders	5	5	7	1
Total benefits, losses and expenses	2,403	1,403	3,651	4,932
Income (loss) before income taxes	(191)	311	(183)	(69)
Income tax expense (benefit)	(106)	94	(90)	(78)

Net income (loss)	$(85)	$217	$(93)	$9

Net (income) loss attributable to the noncontrolling interest	(3)	(1)	(5)	(6)

Net income (loss) attributable to shareholder	$(88)	$216	$(98)	$3

[1]	Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.
Three months ended June 30, 2010 compared to the three months ended June 30, 2009
The Company’s results on a year over year basis were materially impacted by an internal reinsurance agreement effective October 1st, 2009, that cede all of the living benefit risks of HLAI to an affiliate captive reinsurer. Due to the structure of the agreement the Company net settles all activity, As a result, this reinsurance agreement significantly affected both realized capital gains and insurance and other operating costs.. For further discussions on transaction with affiliates, refer to Note 10. Other items either contributing to or offsetting this loss are:
•	Fee income and other increased, as a result of an increase in average variable annuity account values and average mutual fund assets attributed to equity market appreciation on a year over year basis.

•	Earned premiums decreased due to the suspension of new sales within the Institutional segment. In 2009, Institutional contributed 77% of the total earned premiums of the Company. In 2010, Institutional’s contribution declined to 3%. Also contributing to the overall decline in earned premium is the cession of premium on the living benefit riders associated with the assumed International variable annuity contracts to an affiliated captive reinsurer.

•	Net investment income on available-for-sale securities increased primarily due to higher investment income from limited partnership and other alternative investments, as well as the re-deployment of capital by strategically shifting in asset allocation from shorter term, lower yielding positions to longer term, higher yielding fixed maturity securities. Net losses on trading securities are offset in benefits losses and loss adjustment expenses.

•	Realized gains recognized during the second quarter 2010 are primarily attributed favorable trading gains and lower impairments and valuation allowance activity in the current year period. This was offset by unfavorable variable annuity hedge results as compared to last year. In addition the change in fair value of the Company’s assumed and ceded living benefits reinsurance programs contributed to the Company’s net gain position. For further discussion on realized gains and losses, refer to the table in Note 4 Investment and Derivative Instruments.

•	Insurance operating costs and other expenses increased slightly on a comparative basis. In addition in the current period, expenses have increased significantly due to net settlement amounts attributed to the modco internal reinsurance program. For further discussions on transaction with affiliates, refer to Note 10.

•	The Company recorded a DAC Unlock charge of $30 in the second quarter of 2010 verses a benefit of $96, after tax during the second quarter of 2009. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock. In addition, ongoing DAC amortization was lower primarily as a result of the entry into a modified coinsurance agreement by HLAI with an affiliated captive reinsurer which resulted in an acceleration of DAC amortization on October 1, 2009 as well as higher gross profits, due primarily to improved equity markets and net investment income.

•	The increasing benefits, losses and loss adjustment expenses resulted from a decreased benefits ratio used in the calculation of GMDB reserves within Global Annuity — U.S. in the second quarter 2010 Unlock compared to an Unlock benefit recorded in 2009. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock. Declines, partially offsetting this increase, can be attributed to the decision to suspend sales in the Institutional segment.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009
The Company recognized a net loss as compared to a net gain from the prior year comparable period. This can be primarily attributed to higher realized capital gains on GMIB/GMAB/GMWB reinsurance and the variable annuity hedge program recognized in the first half of 2009. In addition, the net settlement of the internal modco reinsurance agreement significantly increased insurance and other operating expenses.. Other items either contributing to or offsetting this loss are:
•	Fee income and other increased, as a result of an increase in average variable annuity account values and average mutual fund assets attributed to equity market appreciation on a year over year basis. Additionally, average mutual fund assets values in Retirement have increased due to equity market appreciation and deposits as investors re-enter the capital markets.

•	Earned premiums decreased due to the suspension of new sales within the Institutional segment. In 2009, Institutional contributed 85% of the total earned premiums of the Company. In 2010, Institutional’s contribution declined to 12%. Also contributing to the overall decline in earned premium is the cession of premium on the living benefit riders associated with the assumed International variable annuity contracts to an affiliated captive reinsurer.

•	Net investment income on available-for-sale securities increased primarily due to higher investment income from limited partnership and other alternative investments, which had significant losses in 2009, as well as the re-deployment of capital by strategically shifting in asset allocation from shorter term, lower yielding positions to longer term, higher yielding fixed maturity securities. Net income on trading securities is offset in Benefits losses and loss adjustment expenses.

•	Lower net realized gains in the six months ended 2010 can be attributed to losses associated with the fair value of the living benefit riders, both direct and assumed, partially offset by gains in the fair value of the corresponding variable annuity hedging program and gains on the associated reinsurance program. 2009 net realized gains were primarily due to gains on the GMIB/GMAB/GMWB reinsurance and the variable annuity hedge program. For further discussion on realized gains and losses, refer to the table in Note 4 Investment and Derivative Instruments.

•	Insurance operating costs and other expenses increased as a result of the impact of litigation reserves recognized in the first quarter of 2010. In addition in the current period, expenses have increased significantly due to net settlement amounts attributed to the modco internal reinsurance program. For further discussions on transaction with affiliates, refer to Note 10.

•	The Company recorded a DAC Unlock after tax charge of $12 during the first half of 2010 verses a charge of $694 in the first half of 2009.. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock. In addition, ongoing DAC amortization was lower primarily as a result of the entry into a modified coinsurance agreement by HLAI with an affiliated captive reinsurer which resulted in a write-off of HLAI DAC on October 1, 2009 as well as higher gross profits, due primarily to improved equity markets and net investment income.

•	The decrease in benefits losses and loss adjustment expenses resulted from a lower DAC Unlock charge of $48 in the first half of 2010 compared to a charge of $390 on a comparative period basis. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock. Declines can also be attributed to the decision to suspend sales in the Institutional segment, as well decreased in Global Annuity — U.S. resulting from both the cession of the assumed International living benefits riders, and the base and rider contracts of the domestic variable annuity products directly written by a subsidiary of the Company.

Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Tax expense (benefit) at the U.S. federal statutory rate	$(67)	$109	$(64)	$(24)
Dividends received deduction	(39)	(37)	(78)	(75)
Foreign related investments	—	20	(3)	26
Investment valuation allowance	—	—	56	—
Other	—	2	(1)	(5)

Income tax expense (benefit)	(106)	94	(90)	(78)

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
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”) as part of the Hartford’s consolidated tax return. Audits have been concluded for all years through 2006. The audit of 2007 and 2008 commenced in the second quarter of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance as of June 30, 2010 was approximately $137, which has not materially changed from the first quarter of 2010. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets, including subsidiaries. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. An increase in interest rates can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses. Even under a “separate entity” approach, the Company would not record an additional valuation allowance relating to realized capital losses. Under a “separate entity” approach, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to surplus rather than income. These benefits would have been $0 and $79 for the six months ended June 30, 2010 and 2009, respectively.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities and contingencies relating to corporate litigation, goodwill and regulatory matters certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have material impact on the condensed consolidated financial statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the critical accounting estimates not discussed below, see MD&A in the Company’s 2009 Form 10-K Annual Report filed on February 23, 2010
Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: Life’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 5 of the Notes to Consolidated Financial Statements for additional information on DAC. See Note 7 of the Notes to Consolidated Financial Statements for additional information on SIA. EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 6 of the Notes to Consolidated Financial Statements for additional information on death and other insurance benefit feature reserves.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock are as follows:
Three months ended June 30, 2010:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (charge) benefit	DAC	URR	Reserves [1]	SIA	Total [2]

Global Annuity — U.S.	$(14)	$—	$(47)	$(1)	$(62)
Retirement	(5)	—	—	—	(5)
Individual Life	(8)	5	—	—	(3)
Other	(3)	—	(4)	—	(7)

Total	$(30)	$5	$(51)	$(1)	$(77)

[1]	As a result of the Unlock, Global Annuity — U.S. reserves increased $165, pre-tax, offset by an increase in reinsurance recoverables of, $92 pre-tax.

[2]	The most significant contributor to the Unlock charge recorded during the second quarter of 2010 was actual separate account returns from April 1, 2010 to June 30, 2010 being below our aggregated estimated return.
Six months ended June 30, 2010:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (charge) benefit	DAC	URR	Reserves [1]	SIA	Total [2]

Global Annuity — U.S.	$1	$—	$(29)	$—	$(28)
Retirement	(4)	—	—	—	(4)
Individual Life	(6)	6	—	—	—
Other	(4)	—	(2)	—	(6)

Total	$(13)	$6	$(31)	$—	$(38)

[1]	As a result of the Unlock, Global Annuity — U.S. reserves increased $107, pre-tax, offset by an increase in reinsurance recoverables of $63, pre-tax.

[2]	The most significant contributors to the Unlock charge recorded during the first quarter of 2010 was actual separate account returns from January 1, 2010 to June 30, 2010 being below our aggregated estimated return and the impact of increased hedging costs.

Three months ended June 30, 2009:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (charge) benefit	DAC	URR	Reserves [1]	SIA	Total

Global Annuity — U.S.	$163	$(21)	$98	$13	$253
Retirement	1	—	—	—	1
Individual Life	3	(1)	—	—	2
Other [2]	(75)	6	15	(8)	(62)

Total	$92	$(16)	$113	$5	$194

[1]	As a result of the Unlock, Global Annuity — U.S. reserves decreased $307, pre-tax, offset by a decrease in reinsurance recoverables of $157, pre-tax.

[2]	Includes $(49) related to DAC recoverability associated with the decision to suspend sales in the U.K. variable annuity business.
Six months ended June 30, 2009:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (charge) benefit	DAC	URR	Reserves [1]	SIA	Total

Global Annuity — U.S.	$(503)	$31	$(230)	$(30)	$(732)
Retirement	(53)	—	(2)	(1)	(56)
Individual Life	(64)	40	—	—	(24)
Other	(74)	6	(23)	(8)	(99)

Total	$(694)	$77	$(255)	$(39)	$(911)

[1]	As a result of the Unlock, Global Annuity — U.S. reserves increased $741, pre-tax, offset by an increase in reinsurance recoverables of $386, pre-tax.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of June 30, 2010, the margin between the DAC balance and the present value of future EGPs was 3% for U.S. individual variable annuities. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable.
Goodwill Impairment
The Company completed its annual goodwill assessment for the individual reporting units within Life as of January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the Step 2 goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill.

Investment Results
Composition of Invested Assets
The Company’s primary investment objective is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent

Fixed maturities, AFS, at fair value	$45,011	77.3%	$40,403	75.6%
Equity securities, AFS, at fair value	372	0.6%	419	0.8%
Mortgage loans	3,325	5.7%	4,304	8.0%
Policy loans, at outstanding balance	2,129	3.7%	2,120	4.0%
Limited partnerships and other alternative investments	782	1.3%	759	1.4%
Other investments [1]	2,098	3.6%	338	0.6%
Short-term investments	4,545	7.8%	5,128	9.6%

Total investments excluding equity securities, trading	$58,262	100.0%	$53,471	100.0%
Equity securities, trading, at fair value [2]	2,101		2,443

Total investments	$60,363		$55,914

[1]	Primarily relates to derivative instruments. Also includes investments in real estate.

[2]	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2009 primarily due to increases in fixed maturities and other investments, partially offset by declines in mortgage loans and short-term investments. The increase in fixed maturities was largely the result of improved security valuations due to declining interest rates, as well as the reinvestment of short-term proceeds, which contributed to the decline in short-term investments. The increase in other investments primarily related to increases in value related to derivatives. The decline in mortgage loans resulted primarily from sales.

Net Investment Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]

Fixed maturities [2]	$501	4.5%	$544	4.5%	$992	4.5%	$1,107	4.5%
Equity securities, AFS	3	3.4%	13	10.2%	7	3.6%	23	8.2%
Mortgage loans	49	5.4%	60	5.0%	100	5.2%	119	4.9%
Policy loans	34	6.4%	35	6.5%	67	6.3%	71	6.6%
Limited partnerships and other alternative investments	50	27.1%	(45)	(19.5%)	57	15.4%	(149)	(30.9%)
Other [3]	68	—	52	—	134	—	98	—
Investment expense	(15)	—	(15)	—	(30)	—	(32)	—

Total net investment income excl. equity securities, trading	690	4.9%	644	4.2%	1,327	4.7%	1,237	4.0%
Equity securities, trading	(105)		120	—	13		9	—

Total net investment income	$585		$764	—	$1,340		$1,246	—

[1]	Yields calculated using annualized investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding securities lending collateral and consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is other, which primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Total net investment income, excluding equity securities, trading, increased primarily due to improved performance of limited partnerships and other alternative investments primarily within real estate and private equity funds, partially offset by lower income on fixed maturities resulting from a decline in average short-term interest rates.
The decline in equity securities, trading, for the three months ended June 30, 2010 compared to the prior period resulted from deteriorations in market performance of the underlying investment funds supporting the European variable annuity product.
Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2010	2009	2010	2009

Gross gains on sales	$234	$74	$305	$199
Gross losses on sales	(54)	(133)	(115)	(531)
Net OTTI losses recognized in earnings	(89)	(254)	(226)	(433)
Valuation allowance on mortgage loans	(39)	(48)	(111)	(92)
Japanese fixed annuity contract hedges, net [1]	27	(6)	11	35
Periodic net coupon settlements on credit derivatives/Japan	—	(8)	(4)	(23)
Results of variable annuity hedge program
GMWB derivatives, net	(405)	654	(283)	1,244
Macro hedge program	397	(568)	233	(364)

Total results of variable annuity hedge program	(8)	86	(50)	880
GMAB/GMWB/GMIB reinsurance	(671)	336	(556)	1,432
Coinsurance and modified coinsurance reinsurance contracts	1,222	—	843	—
Other, net	(17)	(16)	(6)	27

Net realized capital gains	$605	$31	$91	$1,494

[1]	Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

The circumstances giving rise to the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•     Gross gains and losses on sales for the three and six months ended June 30, 2010 were predominantly from U.S. Treasuries and investment grade corporate securities in order to take advantage of attractive market opportunities.

•     Gross gains and losses on sales for the three and six months June 30, 2009 were predominantly within financial services, structured and government securities due to efforts to reduce portfolio risk while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Valuation allowances on mortgage loans	• For further information, see Valuation Allowances on Mortgage Loans within the Investment Credit Risk section of the MD&A.

Variable annuity hedge program
•     The loss on GMWB derivatives, net, for the three and six months ended June 30, 2010 was primarily due to losses on higher implied market volatility of $196 and $82, respectively, and losses due to a general decrease in long-term interest rates of $192 and $214, respectively. The net gain on the macro hedge program was primarily the result of lower equity market valuation and appreciation of the Japanese yen.

•     The gain on GMWB derivatives, net, for the three months ended June 30, 2009 was primarily due to the relative outperformance of the underlying actively managed funds as compared to their respective indices of $239, lower implied market volatility of $232, an increase on long-term interest rates of $185, and liability model changes and assumption updates of $118. The gain on GMWB derivatives, net, for the six months ended June 30, 2009 was primarily due to liability model changes and assumption updates of $631, outperformance of the underlying actively managed funds as compared to their respective indices of $391, lower implied market volatility of $216, and an increase in long-term interest rates of $164. For more information, see Note 3 of the Notes to Condensed Consolidated Financial Statements. The net losses on the macro hedge program for the three and six months ended June 30, 2009 were primarily the result of a higher equity market valuation, lower implied market volatility and time decay.

GMAB/GMWB/GMIB reinsurance
•     For the three and six months ended June 30, 2010, the net loss on derivatives associated with GMAB/GMWB/GMIB product assumed reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decline in the Japan equity markets, a decrease in Japan interest rates, and an increase in Japan equity market volatility, partially offset by the impact of credit standing.

•     The net gain on derivatives associated with GMAB/GMWB/GMIB reinsurance for the three months ended June 30, 2009 was primarily due to an increase in the Japan equity markets and a decrease in equity volatility, while the gain for the six months ended was primarily due to liability model assumption updates for credit standing.

Coinsurance and modified coinsurance reinsurance contracts
•     Under the reinsurance agreement with an affiliate, the losses experienced from the GMAB, GMWB, and GMIB reinsurance along with a portion of the net losses from GMWB derivatives are ceded to the affiliated reinsurer and resulted in a realized gain.

Other, net
•     Other, net losses for the three and six months ended June 30, 2010 were primarily due to net losses of $38 and $87, respectively, related to Japan 3Win derivatives due to a decline in U.S. interest rates, partially offset by gains of $32 and $45, respectively, related to Japan variable annuity hedges due to the Japanese yen strengthening. The six months ended June 30, 2010, also included a net gain of $28 related to credit derivatives as a result of credit spread widening.

•     Other, net losses for the three months ended June 30, 2009 primarily resulted from net losses of $52 on credit derivatives due to credit spread widening, losses of $42 related to transactional foreign currency adjustments, and losses of $18 related to non-qualifying foreign currency asset hedges, partially offset by net gains related to the Japan 3Win contract hedges of $75 and gains of $24 related to ineffectiveness on foreign currency cash flow hedges.

•     Other, net gains for the six months ended June 30, 2009, primarily resulted from $184 related to transactional foreign currency adjustments, $39 related to ineffectiveness on foreign currency cash flow hedges, and $30 related to the Japan 3Win contract hedges, partially offset by losses of $200 on credit derivatives and $21 on non-qualifying foreign currency asset hedges.

INVESTMENT CREDIT RISK
The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management.
The Company primarily invests in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies and are supplemented by an internal credit evaluation. Obligor, asset sector and industry concentrations are subject to established Company limits and are monitored on a regular basis.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of the Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K Annual Report.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2010, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2010, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company enters into credit default swaps to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation following the credit event. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity after the occurrence of the credit event.

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

Fixed Maturities by Credit Quality
	June 30, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$5,996	$6,003	13.3%	$4,707	$4,552	11.3%
AAA	6,290	6,154	13.7%	6,564	5,966	14.8%
AA	6,631	6,277	13.9%	6,701	5,867	14.5%
A	11,824	11,858	26.3%	11,957	11,093	27.4%
BBB	12,172	11,980	26.7%	11,269	10,704	26.5%
BB & below	3,475	2,739	6.1%	3,086	2,221	5.5%

Total fixed maturities	$46,388	$45,011	100.0%	$44,284	$40,403	100.0%

The movement within the Company’s investment ratings was primarily attributable to purchases predominantly of investment grade corporate securities and U.S. Treasuries, partially offset by rating agency downgrades across multiple sectors. Downgrades associated with commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) and residential mortgage-backed securities (“RMBS”) may continue to impact the portfolio pending further collateral deterioration.

The following table presents the Company’s AFS securities by type.

Available-for-Sale Securities by Type
	June 30, 2010					December 31, 2009
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

Asset-backed securities (“ABS”)
Consumer loans	$1,799	$19	$(204)	$1,614	3.6%	$1,596	$13	$(248)	$1,361	3.4%
Small business	391	—	(155)	236	0.5%	418	—	(185)	233	0.6%
Other	286	27	(27)	286	0.6%	330	18	(39)	309	0.8%
CDOs
CLOs	1,740	—	(172)	1,568	3.5%	1,997	—	(208)	1,789	4.4%
CREs	1,052	32	(592)	492	1.1%	1,157	14	(804)	367	0.9%
Other	15	3	—	18	—	4	5	—	9	—
CMBS
Agency backed [1]	168	10	—	178	0.4%	62	3	—	65	0.2%
Bonds	5,530	79	(816)	4,793	10.6%	6,138	33	(1,519)	4,652	11.5%
Interest only (“IOs”)	548	54	(20)	582	1.3%	644	40	(36)	648	1.6%
Corporate
Basic industry	1,995	126	(15)	2,106	4.7%	1,794	78	(45)	1,827	4.5%
Capital goods	2,092	186	(23)	2,255	5.0%	2,078	100	(33)	2,145	5.3%
Consumer cyclical	1,313	90	(17)	1,386	3.1%	1,324	53	(33)	1,344	3.3%
Consumer non-cyclical	3,927	351	(9)	4,269	9.5%	3,260	205	(15)	3,450	8.6%
Energy	2,269	182	(39)	2,412	5.4%	2,239	130	(13)	2,356	5.8%
Financial services	5,218	176	(448)	4,946	11.0%	5,054	84	(590)	4,548	11.3%
Tech./comm.	2,744	199	(41)	2,902	6.4%	2,671	145	(40)	2,776	6.9%
Transportation	646	44	(4)	686	1.5%	544	16	(19)	541	1.3%
Utilities	4,336	307	(25)	4,618	10.3%	3,790	161	(52)	3,899	9.7%
Other	634	9	(71)	572	1.3%	867	13	(99)	781	1.9%
Foreign govt./govt. agencies	1,084	46	(20)	1,110	2.5%	824	35	(13)	846	2.1%
Municipal	1,026	12	(110)	928	2.1%	971	3	(194)	780	1.9%
RMBS
Agency	2,219	93	—	2,312	5.1%	2,088	63	(5)	2,146	5.3%
Non-agency	114	—	(9)	105	0.2%	125	—	(14)	111	0.3%
Alt-A	161	2	(30)	133	0.3%	187	—	(52)	135	0.3%
Sub-prime	1,472	13	(494)	991	2.2%	1,565	5	(626)	944	2.3%
U.S. Treasuries	3,609	13	(109)	3,513	7.8%	2,557	5	(221)	2,341	5.8%

Total fixed maturities	46,388	2,073	(3,450)	45,011	100.0%	44,284	1,222	(5,103)	40,403	100.0%
Equity securities
Financial services	199	—	(54)	145		273	4	(51)	226
Other	201	31	(5)	227		174	34	(15)	193

Total equity securities	400	31	(59)	372		447	38	(66)	419

Total AFS securities	$46,788	$2,104	$(3,509)	$45,383		$44,731	$1,260	$(5,169)	$40,822

[1]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.
The Company continues to reallocate its AFS investment portfolio to securities with more favorable risk/return profiles, in particular investment grade corporate securities and U.S. Treasuries, while reducing its exposure to real estate related securities. The Company’s AFS net unrealized loss position decreased primarily as a result of improved security valuations due to declining interest rates. The following sections highlight the Company’s significant investment sectors.

Financial Services
While financial services companies generally continued to exhibit modest signs of stabilization, with improved earnings performance and positive asset quality trends, financial results remain significantly weaker than historical norms. Market conditions have become increasingly volatile as uncertainty surrounding the pace of a recovery, as well as concerns around the potential impact of European sovereign and bank issues have weighed on the market. Additionally, the industry is facing heightened regulatory oversight and costs as a result of the regulatory reform bill. Costs related to financial reform may potentially be a significant headwind to financial services companies’ future earnings but should eventually lead to a safer, less volatile industry over time.
The Company has exposure to the financial services sector predominantly through banking and insurance firms. The following table presents the Company’s exposure to the financial services sector included in the AFS Securities by Type table above.

	June 30, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

AAA	$167	$170	3.3%	$151	$152	3.2%
AA	1,612	1,604	31.5%	1,311	1,273	26.7%
A	2,492	2,309	45.4%	2,702	2,373	49.7%
BBB	870	790	15.5%	805	681	14.2%
BB & below	276	218	4.3%	358	295	6.2%

Total	$5,417	$5,091	100.0%	$5,327	$4,774	100.0%

Commercial Mortgage Loans
The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the AFS Securities by Type table above. This sector continues to face pressure from commercial real estate market fundamentals including lower rent rates in certain markets and increased delinquencies. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]

June 30, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$745	$756	$139	$135	$56	$47	$9	$7	$19	$17	$968	$962
2004	325	339	34	28	36	29	26	18	6	4	427	418
2005	419	426	135	111	118	78	108	74	85	66	865	755
2006	1,222	1,142	362	293	304	222	272	175	322	230	2,482	2,062
2007	243	209	12	11	62	52	188	117	253	177	758	566
2008	30	30	—	—	—	—	—	—	—	—	30	30

Total	$2,984	$2,902	$682	$578	$576	$428	$603	$391	$685	$494	$5,530	$4,793

Credit protection	27.1%		24.2%		11.7%		12.9%		11.9%		22.1%

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$1,198	$1,192	$159	$120	$50	$34	$14	$13	$6	$4	$1,427	$1,363
2004	342	338	61	39	27	17	15	7	—	—	445	401
2005	490	449	199	133	126	72	87	54	61	45	963	753
2006	1,293	1,091	374	238	377	167	244	95	199	71	2,487	1,662
2007	283	223	36	24	116	42	180	88	201	96	816	473

Total	$3,606	$3,293	$829	$554	$696	$332	$540	$257	$467	$216	$6,138	$4,652

Credit protection	27.4%		21.5%		13.3%		11.7%		9.1%		22.2%

[1]	The vintage year represents the year the pool of loans was originated.

CRE CDOs [1] [2]

June 30, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$21	$18	$13	$9	$80	$39	$147	$61	$52	$12	$313	$139
2004	—	—	7	5	33	14	99	34	19	7	158	60
2005	—	—	36	12	12	7	69	28	28	11	145	58
2006	—	—	94	49	32	16	85	33	50	28	261	126
2007	—	—	12	6	41	22	19	14	37	30	109	72
2008	—	—	—	—	10	5	6	5	23	13	39	23
2009	—	—	—	—	7	4	4	3	13	5	24	12
2010	—	—	—	—	—	—	1	1	2	1	3	2

Total	$21	$18	$162	$81	$215	$107	$430	$179	$224	$107	$1,052	$492

Credit protection	65.5%		9.3%		40.8%		24.7%		27.9%		27.3%

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$37	$24	$30	$15	$65	$24	$143	$38	$53	$7	$328	$108
2004	18	11	70	22	33	8	24	3	20	3	165	47
2005	16	8	73	12	23	6	39	5	22	5	173	36
2006	23	12	108	33	76	23	62	20	21	10	290	98
2007	51	26	12	3	20	5	26	8	15	10	124	52
2008	17	9	—	—	5	1	15	4	13	3	50	17
2009	12	6	—	—	2	—	4	1	9	2	27	9

Total	$174	$96	$293	$85	$224	$67	$313	$79	$153	$40	$1,157	$367

Credit protection	39.9%		10.9%		22.4%		35.0%		31.3%		26.8%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CRE CDO fair value is allocated by the proportion of collateral within each vintage year.

[2]	For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in recent vintage years represents reinvestment under these CRE CDOs.
CMBS — IOs [1]

June 30, 2010
	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$174	$194	$—	$—	$—	$—	$—	$—	$174	$194
2004	106	119	—	—	—	—	—	—	106	119
2005	143	149	—	—	1	1	—	—	144	150
2006	75	69	—	—	—	—	—	—	75	69
2007	49	50	—	—	—	—	—	—	49	50

Total	$547	$581	$—	$—	$1	$1	$—	$—	$548	$582

December 31, 2009
	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value

2003 & Prior	$224	$241	$—	$—	$—	$—	$—	$—	$224	$241
2004	123	130	—	—	—	—	—	—	123	130
2005	160	156	—	—	1	1	—	—	161	157
2006	79	68	2	1	—	—	1	1	82	70
2007	54	50	—	—	—	—	—	—	54	50

Total	$640	$645	$2	$1	$1	$1	$1	$1	$644	$648

[1]	The vintage year represents the year the pool of loans was originated.

In addition to CMBS, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of June 30, 2010, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings. The ongoing deterioration in the global real estate market, as evidenced by declining market rents and increases in property vacancy rates and delinquencies, has negatively impacted property values. Should these trends continue, additional valuation allowances may result.
Commercial Mortgage Loans

	June 30, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value

Whole loans	$2,460	$(20)	$2,440	$2,505	$(26)	$2,479
A-Note participations	309	—	309	326	—	326
B-Note participations	221	(10)	211	508	(131)	377
Mezzanine loans	223	(53)	170	856	(100)	756

Total [2]	$3,213	$(83)	$3,130	$4,195	$(257)	$3,938

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes agricultural loans. For further information on the total mortgage loan portfolio, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
Since December 31, 2009, the Company significantly reduced its exposure to B-Note participations and mezzanine loans primarily through sales and as of June 30, 2010, the Company has identified an additional $63 of carrying value as held-for-sale, with valuation allowances of $17. These loans are included in the table above.
At origination, the weighted average loan-to-value (“LTV”) ratio of the Company’s commercial mortgage loan portfolio was approximately 64%. As of June 30, 2010, the current weighted average LTV ratio was approximately 80%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.
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

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Percent	Value	Percent

Hedge funds	$66	8.4%	$105	13.8%
Mortgage and real estate funds	125	16.0%	124	16.4%
Mezzanine debt funds	71	9.1%	66	8.7%
Private equity and other funds	520	66.5%	464	61.1%

Total	$782	100.0%	$759	100.0%

The decline in hedge funds since December 31, 2009 was primarily attributable to redemptions, while private equity and other funds increased primarily due to the funding of prior commitments, as well as market value appreciation.
Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of June 30, 2010 and that these securities have sufficient expected future cash flows to recover the entire amortized cost basis, are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads return to more normalized levels.

Most of the securities depressed over 20% for greater than nine months or more are real estate backed and financial services sector securities and have a weighted average current rating of BBB+. Current market spreads continue to be significantly wider for real estate backed securities, as compared to spreads at the security’s respective purchase date, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment analysis. The Company’s best estimate of future cash flows utilized in its impairment analysis involves both macroeconomic and security specific assumptions that may differ based on asset class, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates, property value declines and the impact of obligor re-financing. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security.
The same market conditions noted above also apply to AFS securities depressed over 50% for greater than twelve months, which consist primarily of CRE CDOs, sub-prime RMBS and CMBS bonds. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments, and accordingly the Company has concluded that no credit impairment exists on these securities. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
For the CRE CDOs and CMBS bonds which primarily comprise the AFS securities depressed over 50% for greater than twelve months, current market pricing reflects market illiquidity and risk premiums, and for a majority of the securities, a floating coupon rate. The illiquidity and risk premiums are the result of the underlying collateral performance to-date and the potential uncertainty in the securities’ future cash flows. Because of the uncertainty surrounding the future performance of commercial real estate, market participants are requiring substantially greater returns, in comparison to the securities’ stated coupon rate, to assume the associated securities’ credit risk. If the securities’ collateral underperforms the macroeconomic and collateral assumptions in the future, the loss severity may be significant mainly due to the securities’ structure. In addition, coupon amounts associated with floating rate coupon securities are typically based upon a market based rate such as LIBOR. When the floating rate on which the coupon is based declines, the valuation of the respective security may also decline. LIBOR rates have declined subsequent to the date the CMBS bonds and CRE CDOs were purchased. For further information regarding the Company’s security valuation process, see Note 3 of the Notes to Condensed Consolidated Financial Statements. For further information regarding the future collateral cash flows assumptions included in the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk section of this MD&A. For further discussion on the Company’s ongoing security monitoring process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments section in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	June 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	720	$3,047	$2,975	$(72)	766	$5,878	$5,622	$(256)
Greater than three to six months	108	583	550	(33)	39	161	143	(18)
Greater than six to nine months	110	941	829	(112)	172	1,106	931	(175)
Greater than nine to twelve months	10	44	36	(8)	62	1,501	1,205	(296)
Greater than twelve months	1,202	14,151	10,867	(3,284)	1,434	15,309	10,885	(4,424)

Total	2,150	$18,766	$15,257	$(3,509)	2,473	$23,955	$18,786	$(5,169)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	June 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	125	$937	$710	$(227)	79	$591	$395	$(196)
Greater than three to six months	19	87	65	(22)	16	52	36	(16)
Greater than six to nine months	32	185	119	(66)	99	1,237	844	(393)
Greater than nine to twelve months	7	25	17	(8)	67	1,201	801	(400)
Greater than twelve months	482	5,094	2,931	(2,163)	585	6,235	3,115	(3,120)

Total	665	$6,328	$3,842	$(2,486)	846	$9,316	$5,191	$(4,125)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	June 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss

Three months or less	30	$170	$80	$(90)	42	$132	$46	$(86)
Greater than three to six months	—	—	—	—	11	5	2	(3)
Greater than six to nine months	14	30	10	(20)	51	175	69	(106)
Greater than nine to twelve months	3	2	1	(1)	52	499	173	(326)
Greater than twelve months	165	1,332	423	(909)	205	2,105	601	(1,504)

Total	212	$1,534	$514	$(1,020)	361	$2,916	$891	$(2,025)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

ABS	$5	$3	$5	$6
CDOs
CREs	27	81	89	89
Other	—	1	—	2
CMBS
Bonds	30	49	90	49
IOs	—	14	—	17
Corporate	2	12	2	105
Equity	4	41	5	76
RMBS
Non-agency	1	1	1	1
Alt-A	6	1	8	1
Sub-prime	14	49	26	85
U.S. Treasuries	—	2	—	2

Total	$89	$254	$226	$433

Three and six months ended June 30, 2010
For the three and six months ended June 30, 2010, impairments recognized in earnings were comprised of credit impairments of $85 and $221, respectively, and impairments on equity securities of $4 and $5, respectively.
Credit impairments were primarily concentrated in structured securities associated with commercial and residential real estate which were impaired primarily due to continued property-specific deterioration of the underlying collateral and increased delinquencies. The Company calculated these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a loan by loan collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. Those assumptions included CMBS peak-to-trough property value declines, on average, of 40%, and RMBS peak-to-trough property value declines, on average, of 35%. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three and six months ended June 30, 2010 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s loan-by-loan collateral review.
The loan-by-loan collateral review is performed to estimate potential future losses. This review incorporates assumptions about expected future collateral cash flows, including projected rental rates and occupancy levels that varied based on property type and sub-market. The results of the loan by loan collateral review allowed the Company to estimate the expected timing of a security’s first loss, if any, and the probability and severity of potential ultimate losses. The Company then discounted these anticipated future cash flows at the security’s book yield prior to impairment.

The results of cash flow modeling utilized by the Company result in cumulative collateral loss rates that vary by vintage year. For the 2007 vintage year, the Company’s cash flow modeling resulted in cumulative collateral loss rates for CMBS and sub-prime RMBS of approximately 13% and 42% respectively.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $158 and $337, respectively, for the three and six months ended June 30, 2010, predominantly concentrated in RMBS and CRE CDOs. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used and property performance below current expectations.
Three and six months ended June 30, 2009
For the three and six months ended June 30, 2009, the Company recognized $254 and $433, respectively, of impairments recognized in earnings. Of these losses, $206 and $279, respectively, represented credit impairments primarily concentrated in CRE CDOs, sub-prime RMBS and CMBS bonds. Also included were impairments on equity securities of $41 and $76, respectively, largely related to affiliated mutual funds, as well as debt securities for which the Company intended to sell of $7 and $78, respectively, mainly comprised of corporate financial services securities.
Valuation Allowances on Mortgage Loans
The following table presents additions to valuation allowances on mortgage loans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Credit-related concerns	$35	$48	$43	$92
Held for sale
B-note participations	—	––	10	––
Mezzanine	1	––	51	––
Agricultural	3	––	7	––

Total	$39	$48	$111	$92

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
In addition, management evaluates performance of certain products based on net investment spread which is, in part, influenced by changes in interest rates. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate, (excluding the effects of realized capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related crediting rates on average general account assets under management. The net investment spreads are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. The determination of credited rates is based upon consideration of current market rates for similar products, portfolio yields and contractually guaranteed minimum credited rates. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by earnings on limited partnership and other alternative investments and prepayment premiums on securities. Investment earnings can also be influenced by factors such as changes in interest rates, credit spreads and decisions to hold higher levels of short-term investments. For further discussion, see the Consolidated Results section of the MD&A.
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
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio resulting in lower impairment losses. Credit spread widening will reduce the fair value of the investment portfolio and increase net investment income for new purchases. For a discussion of the movement of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities, see the Capital Resources & Liquidity section of the MD&A.
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non–U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the U.K. Life operations, and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its reinsurance of Japanese variable annuities, and a yen denominated individual fixed annuity product. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
For further information on foreign currency exchange risk, see Foreign Currency Exchange Risk within the Capital Markets Risk Management section of the MD&A included in the Company’s 2009 Annual Report on Form 10-K.

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
Generally, declines in equity markets will:
•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the liability for direct GMWB benefits, and reinsured GMWB and GMIB benefits, resulting in realized capital losses;

•	increase the value of derivative assets used to dynamically hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk for GMDB benefits;

•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;

•	increase the amount of required assets to be held for backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios;

•	adversely affect customer sentiment toward equity-linked products negative, causing a decline in sales; and

•	decrease the Company’s estimated future gross profits. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information.
Generally, increases in equity markets will reduce the value of derivative assets used to provide a macro hedge on statutory surplus, resulting in realized capital losses during periods of market appreciation.
GMWB and Intercompany Reinsurance of GMWB and GMIB
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB rider. In the second quarter of 2009, the Company suspended all product sales in the U.K and Japan. The Company’s new U.S. variable annuity product, launched in October 2009, does not offer a GMWB. Declines in the equity markets will increase the Company’s liability for these benefits. The Company reinsures a majority of the GMWB benefits with an affiliated captive reinsurer. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of June 30, 2010 and December 31, 2009, 66% and 55%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after internal and external reinsurance, as of June 30, 2010 and December 31, 2009, was $1.0 billion and $775, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an ‘in the money’ GMWB at their death or their account value is reduced to a specified minimum level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis, and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $1.0 billion. For additional information on the Company’s GMWB liability, see Note 3 of Notes to Consolidated Financial Statements.
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

GMDB and Intercompany Reinsurance of GMDB
The majority of the Company’s variable annuity contracts include a GMDB rider. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer. Declines in the equity market will increase the Company’s liability GMDB riders. The Company’s total gross exposure (i.e. before reinsurance) to U.S. GMDBs as of June 30, 2010 and December 31, 2009 is $20.9 and $18.4 billion. The Company will incur these payments in the future only if the policyholder has an ‘in-the-money’ GMDB at their time of death. As of June 30, 2010 and December 31, 2009, 78% and 73%, respectively, of all unreinsured U.S. GMBD in-force contracts were ‘in the money’. The Company reinsures a majority of these GMDB benefit guarantees externally and internally with an affiliated captive reinsurer. As of June 30, 2010, of the remaining net amount at risk for the GMDB benefit after the Company’s 52% of external reinsurance, 68% is internally reinsured with an affiliated captive reinsurer. As of December 31, 2009, of the remaining net amount at risk for GMDB benefit after the Company’s 53% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance), referred to as the retained net amount at risk, is $3.2 billion and $2.6 billion, as of June 30, 2010 and December 31, 2009. For additional information on the Company’s GMDB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
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
Equity Product Risk Management
Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantee [1]	U.S. GAAP Treatment [1]	Market Risk Exposures [1]

U.S. GMDB	Accumulation of fees received less accumulation of claims paid	Equity Market Levels

Japan GMDB (Assumed)	Accumulation of fees received less accumulation of claims paid	Equity Market Levels/ Interest Rates / Foreign Currency

GMWB	Fair Value	Equity Market Levels/ Implied Volatility/ Interest Rates

For Life Component of GMWB	Accumulation of fees received less accumulation of claims paid	Equity Market Levels

Japan GMIB (Assumed)	Fair Value	Equity Market Levels/Interest Rate/Foreign Currency

GMAB (Assumed)	Fair Value	Equity Market Levels/ Implied Volatility/ Interest Rates

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.
Risk Management
The Company carefully analyzes market risk exposures arising from: GMDB, GMWB, GMIB, GMAB; equity market, interest rate risks, implied volatility, foreign currency exchange risk and correlation between these market risk exposures. The Company evaluates these risks both individually and, in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate, implied volatility and foreign currency exchange risks embedded in its products through reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. The Company recently launched a new variable annuity product with reduced equity risk and has increased GMWB rider fees on new sales of the Company’s legacy variable annuities and the related in-force policies, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees has and may continue to result in a decline in market share.

The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures displayed above by variable annuity guarantee as of June 30, 2010:

		Customized	Dynamic	Macro
Variable Annuity Guarantee	Reinsurance [1]	Derivative	Hedging [2]	Hedging [3]

GMDB	✓			✓
GMDB (Assumed)	✓			✓
GMWB	✓	✓	✓	✓
For Life Component of GMWB	✓			✓
GMIB (Assumed)	✓			✓
GMAB (Assumed)	✓			✓

[1]	the Company cedes the GMDB and GMWB including “for life component of GMWB”, written by HLAI, and GMDB, GMIB and GMAB assumed by HLAI from HLIKK, to an affiliated captive reinsurer. See Note 10 Transactions with Affiliates for further discussion.

[2]	through the 2Q 2010, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus through the inclusion of a macro hedging program. This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. U.S. GAAP fair value volatility will be driven by a reduced level of dynamic hedge protection and macro program positions.

[3]	As described below, the Company’s macro hedging program is not designed to provide protection against any one variable annuity guarantee program, but rather is a broad based hedge designed to provide protection against multiple guarantees and market risks, primarily focused on statutory liability and surplus volatility.
Third Party Reinsurance
The Company uses third-party reinsurance for a portion of U.S. contracts issued with GMWB riders prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses third party reinsurance for a majority of the GMDB issued in the U.S.
Derivative Hedging Strategies
The Company maintains derivative hedging strategies for its product guarantee risk to meet multiple, and in some cases, competing risk management objectives, including providing protection against tail scenario market events, providing resources to pay product guarantee claims, and minimizing U.S. GAAP earnings volatility, statutory surplus volatility and other economic metrics.
Customized Derivatives
The Company holds customized derivative contracts to provide protection from certain capital market risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivative contracts are based on policyholder behavior assumptions specified at the inception of the derivative contracts. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices.
Dynamic Hedging
The Company’s dynamic hedging program uses derivative instruments to manage the U.S. GAAP earnings volatility associated with variable annuity product guarantees including equity market declines, equity implied volatility, and declines in interest rates (See Market Risk on Statutory Capital below). The Company uses hedging instruments including: interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. During the first quarter and early in the second quarter of 2010, the Company added additional volatility protection. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions, and the relative emphasis placed on various risk management objectives.

Macro Hedging
The Company’s macro hedging program uses derivative instruments like options, futures, and forwards that may exist on equities, interest rates, and currencies to partially hedge the statutory tail scenario risk arising from U.S., U.K. and Japan GMWB, GMDB, GMIB and GMAB statutory liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). During the second quarter, the Company extended its equity macro hedge coverage through 2011, while maintaining the 2010 coverage as well as added additional currency protection. The macro hedge program will result in additional cost and U.S. GAAP earnings volatility in times of market increases as changes in the value of the macro hedge derivatives, which is designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
Hedging Impact
During the quarter ended June 30, 2010, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax gain of $585 primarily driven by the transfer of the decrease of $576 in GMWB liabilities to an affiliated reinsurer, decreases in U.S. equity markets of approximately 12%, a strengthened Yen of approximately 5% and 14% against USD and the Euro, partially offset by decreases in interest rates of approximately 82 basis points and increases in volatility of approximately 7%. See Note 10 Transactions with Affiliates for further discussion.
Market Risk on Statutory Capital
Statutory surplus amounts and RBC ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:
•	In general, as equity market levels and interest rates decline, the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin for death and living benefit guarantees associated with U.S. variable annuity contracts can be materially negatively effected, sometimes at a greater than linear rate. Other market factors that can impact statutory surplus, reserve levels and capital margin include differences in performance of variable subaccounts relative to indices and/or realized equity and interest rate volatilities. In addition, as equity market levels increase, generally surplus levels will increase. RBC ratios will also tend to increase when equity markets increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. Non-market factors, which can also impact the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin, include actual and estimated policyholder behavior experience as it pertains to lapsation, partial withdrawals, and mortality. The Company cedes the GMDB and GMWB, written by HLAI, to an affiliated captive reinsurer. See Note 10 Transactions with Affiliates for further discussion.

•	Similarly, for guaranteed benefits (GMDB and GMIB) reinsured from our Japanese operations, the amount and volatility of both our actual potential obligation as well as the related statutory surplus and capital margin can be materially affected by a variety of factors, both market and non-market. Market factors include declines in various equity market indices and interest rates, changes in value of the Yen versus other global currencies, difference in the performance of variable subaccounts relative to indices, and increases in implied and/or realized equity, interest rate, and currency volatilities. Non-market factors include actual and estimated policyholder behavior experience as it pertains to lapsation, withdrawals, mortality, and annuitization. Risk mitigation activities, such as hedging, may also result in material and sometimes counterintuitive impacts on statutory surplus and capital margin. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can increase or decrease at a greater than linear rate. The company cedes the GMDB and GMIB assumed by HLAI from HLIKK, to an affiliated captive reinsurer. See Note 10 Transactions with Affiliates for further discussion.

•	As the value of certain fixed-income and equity securities in our investment portfolio decreases, due in part to credit spread widening, statutory surplus and RBC ratios may decrease.

•	As the value of certain derivative instruments that do not get hedge accounting decreases, statutory surplus and RBC ratios may decrease.

•	The Company’s exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated assets and liabilities. Assets and liabilities denominated in foreign currencies are accounted for at their U.S. dollar equivalent values using exchange rates at the balance sheet date. As foreign currency exchange rates vary in comparison to the U.S. dollar, the remeasured value of those non-dollar denominated assets or liabilities will also vary causing an increase or decrease to statutory surplus, respectively.

•	Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates in the U.S.. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we are now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates in the U.S. the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.
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
Capital Purchase Program
On March 31, 2010, The Hartford repurchased all 3.4 million shares of Series E Preferred Stock issued to the U.S. Treasury (the “Treasury”) for an aggregate purchase price of $3.4 billion. The Hartford used approximately $423 of the net proceeds from the debt issuance, $1.6 billion from the common stock issuance, $556 from the preferred stock issuance together with available funds at the HFSG Holding Company to repurchase the Series E Preferred Stock. The Company recorded a $440 charge to retained earnings representing the acceleration of the accretion of the remaining discount on the preferred stock. Treasury continues to hold warrants to purchase approximately 52 million shares of the Company’s common stock at an exercise price of $9.79 per share. During The Hartford’s participation in the Capital Purchase Program (“CPP”), The Hartford was subject to numerous additional regulations, including restrictions on the ability to increase the common stock dividend, limitations on the compensation arrangements for senior executives and additional corporate governance standards. As a result of the redemption of Series E Preferred Stock, The Hartford believes it is no longer subject to these regulations other than certain reporting and certification obligations to U.S. regulating agencies.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2010, is $320. Of this $320, the legal entities have posted collateral of $349 in the normal course of business. Based on derivative market values as of June 30, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $4 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of June 30, 2010
Ratings levels	Notional Amount	Fair Value

Either BBB+ or Baa1 [1]	$13,450	$798

[1]	The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.7 billion and a fair value of $258, for which the Company has a contractual right to make a collateral payment in the amount of approximately $52 to prevent its termination.

Insurance Operations
As of June 30, 2010, the Company’s total assets under management were $295.2 billion. Of the total assets under management, approximately $219.5 billion is held in separate accounts, within mutual funds or were held in international statutory separate accounts. Mutual funds are not recorded on the Company’s balance sheet. The remaining $75.8 billion was held in the Company’s general account supported by the Company’s general account invested assets of $58.3 billion including a significant short-term investment position to meet liquidity needs. As of June 30, 2010 and December 31, 2009, the Company held total fixed maturity investments of $49.6 billion and $45.5 billion, respectively. As of June 30, 2010, the Company’s cash and short-term investments of $5.0 billion, included $1.5 billion of collateral received from, and held on behalf of, derivative counterparties and $101 of collateral pledged to derivative counterparties. The Company also held $3.5 billion of treasury securities, of which $349 had been pledged to derivative counterparties.
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
Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Obligations of Individual Annuity and Individual Life will be generally be funded by both the Hartford Life Insurance Company and the Hartford Life and Annuity Insurance Company; obligations of Retirement and Institutional will generally be funded by the Hartford Life Insurance Company; and obligations of the Company’s European insurance operations will generally be funded by the legal entity in the country in which the obligation was generated.
As of June 30, 2010, $10.9 billion of contract holder obligations relate to the Company’s Global Annuity – U.S. Fixed MVA annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value equal to the market value adjusted surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the market value adjusted surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows and short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease to statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the market value adjusted surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.
As of June 30, 2010, $1.1 billion in GIC contracts are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. The market value adjustment feature in the GIC contract serves to protect the Company from interest rate risks and limit the Company’s liquidity requirements in the event of a surrender.
Surrenders of, or policy loans taken from, as applicable, the remaining $12.5 billion of general account liabilities, which include the general account option for Global Annuity – U.S.’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement Plan annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to acquire additional liquidity from the HFSG Holding Company or take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.
Surrenders of term life and group benefits contracts will have no current effect on the Company’s liquidity requirements.

Ratings
Ratings impact the Company’s cost of borrowing and its ability to access financing and are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the Company’s cost of borrowing and the ability to access financing as well as its level of revenues, or the persistency of its business may be adversely impacted.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 30, 2010:

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
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $5.6 billion as of June 30, 2010 and $5.4 billion as of December 31, 2009, respectively. The statutory surplus amount as of December 31, 2009 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2010, is an estimate, as the 2010 statutory filings have not yet been made.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk” above.
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to the Company’s legal proceedings, please see Part II, Item 1, “Legal Proceedings”.
Legislative Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law on July 21, 2010, and will introduce sweeping changes to the regulation of the financial services industry. Most of these will not become effective immediately, and many will require further regulatory action before they become effective. Nonetheless, we anticipate that the Dodd-Frank Act may affect our operations and governance in ways that could significantly affect our financial condition and results of operations.
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. If The Hartford is designated as a systemically important institution, it will be subject to heightened prudential standards imposed by The Federal Reserve, as well as to post-event assessments imposed by the FDIC to recoup the costs associated with the orderly resolution of systemically important institutions in the event one or more such institutions fails. The Dodd-Frank Act creates a new resolution authority for systemically important institutions. Although insurance companies will not be subject to the special liquidation procedures in the Dodd-Frank Act, it contains back-up authority for the FDIC to force insurance companies into liquidation under state law if their state regulators fail to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.

A number of provisions of the Dodd-Frank Act affect The Hartford solely due to its status as a savings & loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will assume regulatory authority over our holding company, and The Hartford’s thrift subsidiary, Federal Trust Bank, will be regulated by the OCC. The Dodd-Frank Act may also restrict The Hartford as a savings and loan holding company or systemically important institution from sponsoring and investing in private equity and hedge funds, which could limit our discretion in managing our general account. In addition, the Dodd-Frank Act prohibits proprietary trading by any entity that is not a licensed insurance company. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like The Hartford, control insured depository institutions.
Other changes in the Dodd-Frank Act include: the possibility that regulators could break up firms that are considered “too big to fail” or mandate certain barriers between their activities in order to allow for the orderly resolution of failing financial institutions; a new “Federal Insurance Office” within Treasury to, among other things, conduct a study of how to improve insurance regulation in the United States; new means for regulators to limit the activities of financial firms; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance, especially regarding risk management.
Given the significance of the changes and the additional regulatory action required for many of the new provisions, we cannot predict all of the ways or the degree to which our business, financial condition and results of operations may be affected by the Dodd-Frank Act, once it is fully implemented.
FY 2011, Budget of the United States Government
On February 1, 2010, the Obama Administration released its “FY 2011, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings. The Budget also included a proposal to levy a $90 billion “Financial Crisis Responsibility Fee” on large financial institutions, including The Hartford.

IMPACTS OF NEW ACCOUNTING STANDARDS
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2010.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Litigation” under Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
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
Persistent volatility in financial markets and uncertainty about the timing and strength of a recovery in the global economy adversely affected our business and results in 2009, and these conditions continued to affect our operating environment in 2010. High unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance, and we expect that market volatility will continue to pressure returns in our life and property and casualty investment portfolios and that our hedging costs will remain high. Until economic conditions become more stable and improve, we also expect to experience realized and unrealized investment losses, particularly in the commercial real estate sector where significant market illiquidity and risk premiums exist that reflect the current uncertainty in the real estate market. Lower interest rates are also likely to continue to adversely impact our fixed annuity sales and the cost and effectiveness of our GMWB hedging program. Deterioration or negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.
The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not stabilize in line with our forecasts or if they experience a significant deterioration. These steps include ongoing initiatives, particularly the execution risk relating to the repositioning of our investment portfolios. In addition, we modified our variable annuity product offerings and, in October 2009, launched a new variable annuity product. However, the future success of this new variable annuity product will be dependent on market acceptance. The level of market acceptance of this new product will directly affect the level of variable annuity sales of the Company in the future. In addition, as the Company and our distribution partners transition to the new product, there will be downward pressure on new deposits, and management expects to continue to be in a net outflow position through 2010. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness. We could be required to raise additional capital or consider other actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distributors for our products. Finally, trading prices for The Hartford’s common stock could decline as a result or in anticipation of sales of The Hartford’s common stock or equity-linked instruments.
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
Regulatory developments relating to the recent financial crisis may also significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the OTS, The Federal Reserve, the OCC, the New York Stock Exchange, or NYSE, or the Financial Industry Regulatory Authority are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions, liabilities and employee compensation.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law on July 21, 2010, and will introduce sweeping changes to the regulation of the financial services industry. Most of these will not become effective immediately, and many will require further regulatory action before they become effective. Nonetheless, we anticipate that the Dodd-Frank Act may affect our operations and governance in ways that could significantly affect our financial condition and results of operations.
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. If The Hartford is designated as a systemically important institution, it would likely be subject to heightened prudential standards imposed by The Federal Reserve, as well as to post-event assessments imposed by the FDIC to recoup the costs associated with the orderly resolution of systemically important institutions in the event one or more such institutions fails. The Dodd-Frank Act creates a new resolution authority for systemically important institutions and restricts the ability of federal regulators to provide emergency funding in the event of another financial crisis. Although insurance companies will not be subject to the special liquidation procedures in the Dodd-Frank Act, it contains back-up authority for the FDIC to force insurance companies into liquidation under state law if their state regulators fail to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.
A number of provisions of the Dodd-Frank Act affect The Hartford solely due to its status as a savings & loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will assume regulatory authority over our holding company, and The Hartford’s thrift subsidiary, Federal Trust Bank, will be regulated by the OCC. The Dodd-Frank Act may also restrict The Hartford as a savings and loan holding company or systemically important institution from sponsoring and investing in private equity and hedge funds, which could limit our discretion in managing our general account. In addition, the Dodd-Frank Act prohibits proprietary trading by any entity that is not a licensed insurance company. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like The Hartford, control insured depository institutions.
Other changes in the Dodd-Frank Act include: the possibility that regulators could break up firms that are considered “too big to fail” or mandate certain barriers between their activities in order to allow for the orderly resolution of failing financial institutions; a new “Federal Insurance Office” within Treasury to, among other things, conduct a study of how to improve insurance regulation in the United States; new means for regulators to limit the activities of financial firms; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance, especially regarding risk management.
Given the significance of the changes and the additional regulatory action required for many of the new provisions, we cannot predict all of the ways or the degree to which our business, financial condition and results of operations may be affected by the Dodd-Frank Act, once it is fully implemented.

Item 6. EXHIBITS
See Exhibits Index on page 83.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer
August 4, 2010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE SIX MONTHS ENDED June 30, 2010
EXHIBITS INDEX

Exhibit #
12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of David N. Levenson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Glenn D. Lammey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of David N. Levenson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Glenn D. Lammey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002