Form 10-Q
period 2010-09-30
HARTFORD LIFE INSURANCE CO
filed 2010-11-02
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 27, 2010 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company. The Hartford Financial Services Group, Inc. is the ultimate parent of the registrant.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company (“the Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2009 Form 10-K Annual Report, Part II, Item 1A, Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, as well as in Part II, Item 1A Risk Factors of this Form 10-Q. These important risks and uncertainties include:
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
•
the impact on our statutory surplus of various factors, including many that are outside the Company’s control, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

•
risks to our business, financial position, prospects and results associated with negative rating actions or downgrades in the Company’s financial strength and credit ratings or negative rating actions or downgrades relating to our investments;

•
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations;

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;
•	losses due to nonperformance or defaults by others;
•	the potential for further acceleration of deferred policy acquisition cost amortization;
•	the potential for further impairments of our goodwill or the potential for additional valuation allowances against deferred tax assets;
•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;
•	the possibility of a pandemic or other man-made disaster that may adversely affect our businesses and cost and availability of reinsurance;
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

•
the restrictions, oversight, costs and other consequences of our parent, The Hartford Financial Services Group, Inc. (“The Hartford”), being a savings and loan holding company, including from the supervision, regulation and examination by the Office of Thrift Supervision (the “OTS”), and in the future, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), The Federal Reserve and the Office of the Controller of the Currency as regulator of Federal Trust Bank;

•
the potential effect of domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products;

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Act, which will, among other effects, vest a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, and as a savings and loan holding company, may affect The Hartford and, in turn, the Company’s ability to manage our general account by limiting or eliminating investments in certain private equity and hedge funds;

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
Any forward-looking statement made by the Company in this document speaks only as of the date of the filing of this Form 10-Q. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and statements of changes in equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 2, 2010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months ended		Nine Months ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues
Fee income and other	$932	$910	$2,852	$2,697
Earned premiums	74	51	191	387
Net investment income:
Securities available-for-sale and other	649	644	1,976	1,881
Equity securities, trading	146	299	159	308

Total net investment income	795	943	2,135	2,189

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(94)	(588)	(657)	(1,178)
OTTI losses recognized in other comprehensive income	21	173	358	330

Net OTTI losses recognized in earnings	(73)	(415)	(299)	(848)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(489)	(1,097)	(172)	830

Total net realized capital losses	(562)	(1,512)	(471)	(18)

Total revenues	1,239	392	4,707	5,255

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	697	674	2,275	2,999
Benefits, loss and loss adjustment expenses — returns credited on international unit-linked bonds and pension products	146	299	159	308
Insurance operating costs and other expenses	(69)	482	1,782	1,370
Amortization of deferred policy acquisition costs and present value of future profits	(74)	93	128	1,792
Dividends to policyholders	3	1	10	12

Total benefits, losses and expenses	703	1,549	4,354	6,481

Income (loss) before income taxes	536	(1,157)	353	(1,226)
Income tax expense (benefit)	160	(447)	70	(525)

Net income (loss)	376	(710)	283	(701)

Less: Net (income) loss attributable to the noncontrolling interest	(2)	(3)	(7)	(9)

Net income (loss) attributable to shareholder	$374	$(713)	$276	$(710)

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share data)	2010	2009
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $46,095 and $44,284) (includes variable interest entity assets, at fair value, of $440 as of September 30, 2010)	$46,365	$40,403
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $328, as of September 30, 2010)	554	—
Equity securities, trading, at fair value (cost of $2,114 and $2,359)	2,286	2,443
Equity securities, available-for-sale, at fair value (cost of $408 and $447)	402	419
Mortgage loans (net of allowance for loan losses of $70 and $260)	3,392	4,304
Policy loans, at outstanding balance	2,127	2,120
Limited partnership and other alternative investments (includes variable entity assets of $14 as of September 30, 2010)	802	759
Other investments	1,195	338
Short-term investments	4,300	5,128

Total investments	61,423	55,914
Cash	433	793
Premiums receivable and agents’ balances	71	69
Reinsurance recoverables	4,413	3,140
Deferred policy acquisition costs and present value of future profits	4,664	5,779
Deferred income taxes, net	2,197	3,066
Goodwill	470	470
Other assets	1,074	1,709
Separate account assets	154,206	150,380

Total assets	$228,951	$221,320

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,772	$11,318
Other policyholder funds and benefits payable	44,307	43,526
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	2,261	2,419
Consumer notes	384	1,136
Other liabilities (including variable interest entity liabilities of $438 as of September 30, 2010)	7,736	6,245
Separate account liabilities	154,206	150,380

Total liabilities	220,666	215,024

Commitments and Contingencies (Note 9)

Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	8,460	8,457
Accumulated other comprehensive loss, net of tax	(24)	(1,941)
Retained losses	(157)	(287)

Total stockholder’s equity	8,285	6,235
Noncontrolling interest	—	61

Total equity	8,285	6,296

Total liabilities and equity	$228,951	$221,320

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity

			Accumulated Other Comprehensive
			Income (Loss)
			Net
			Unrealized
			Capital	Net (Loss)
			Gains	Gain On
			(Losses)	Cash Flow	Foreign		Total
		Additional	On	Hedging	Currency	Retained	Stock-	Non-
	Common	Paid-In	Securities,	Instruments,	Translation	Earnings	holder’s	Controlling	Total
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	(Losses)	Equity	Interest	Equity
	(Unaudited)
Nine months ended September 30, 2010

Balance, December 31, 2009	$6	$8,457	$(2,039)	$148	$(50)	$(287)	$6,235	$61	$6,296
Comprehensive income
Net income attributable to shareholder	—	—	—	—	—	276	276	—	276
Other comprehensive income, net of tax [1]
Net change in unrealized capital losses on securities [2]	—	—	1,514	—	—	—	1,514	—	1,514
Net gains on cash flow hedging instruments	—	—	—	251	—	—	251	—	251
Cumulative translation adjustments	—	—	—	—	(20)	—	(20)	—	(20)

Total other comprehensive income (loss)	—	—	1,514	251	(20)	—	1,745	—	1,745

Total comprehensive income (loss)	—	—	1,514	251	(20)	276	2,021	—	2,021
Capital contributions from parent	—	3	—	—	—	—	3	—	3
Cumulative effect of accounting changes, net of DAC and tax	—	—	172	—	—	(146)	26	—	26
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(68)	(68)
Noncontrolling income	—	—	—	—	—	—	—	7	7

Balance, September 30, 2010	$6	$8,460	$(353)	$399	$(70)	$(157)	$8,285	$—	$8,285

Nine months ended September 30, 2009

Balance, December 31, 2008	$6	$6,157	$(4,806)	$440	$(165)	$1,446	$3,078	$165	$3,243
Comprehensive income
Net loss attributable to shareholder	—	—	—	—	—	(710)	(710)	—	(710)
Other comprehensive income, net of tax [1]
Net change in unrealized capital gains on securities (2)	—	—	2,897	—	—	—	2,897	—	2,897
Net losses on cash flow hedging instruments	—	—	—	(199)	—	—	(199)	—	(199)
Cumulative translation adjustments	—	—	—	—	111	—	111	—	111

Total other comprehensive income (loss)	—	—	2,897	(199)	111	—	2,809	—	2,809

Total comprehensive income (loss)	—	—	2,897	(199)	111	(710)	2,099	—	2,099
Capital contributions from parent	—	908	—	—	—	—	908	—	908
Dividends declared	—	—	—	—	—	(39)	(39)	—	(39)
Cumulative effect of accounting changes, net of tax	—	—	(462)	—	—	462	—	—	—
Change in noncontrolling interest ownership	—	—	—	—	—	—	—	(117)	(117)
Noncontrolling income	—	—	—	—	—	—	—	9	9

Balance, September 30, 2009	$6	$7,065	$(2,371)	$241	$(54)	$1,159	$6,046	$57	$6,103

[1]
Net change in unrealized capital losses on securities is reflected net of tax benefit and other items of $(815) and $(1,560) for the nine months ended September 30, 2010 and 2009, respectively. There is no tax effect on cumulative translation adjustments.

[2]	There were reclassification adjustments for after-tax losses realized in net income (loss) of $(33) and $(737) for the nine months ended September30, 2010 and 2009, respectively.
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
(In millions)	2010	2009
	(Unaudited)
Operating Activities
Net income (loss)	$283	$(701)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	128	1,792
Additions to deferred policy acquisition costs and present value of future profits	(383)	(537)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	156	464
Reinsurance recoverables	(24)	31
Receivables and other assets	(106)	(127)
Payables and accruals	983	(15)
Accrued and deferred income taxes	(37)	344
Net realized capital losses	471	18
Net receipts from (to) investment contracts related to policyholder funds — international unit-linked bonds and pension products	(157)	828
Net (increase) decrease in equity securities, trading	157	(832)
Depreciation and amortization	163	126
Other, net	(28)	(284)

Net cash provided by operating activities	1,606	1,107

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	21,324	31,939
Equity securities, available-for-sale	119	134
Mortgage loans	1,115	314
Partnerships	123	202
Proceeds from business sold	130	—
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(22,763)	(29,580)
Equity securities, available-for-sale	(108)	(50)
Mortgage loans	(172)	(189)
Partnerships	(114)	(97)
Purchase price of business acquired	—	(8)
Change in policy loans, net	(7)	(2)
Change in payables for collateral under securities lending, net	(46)	(1,648)
Derivatives, net	347	(542)
Change in all other, net	1	26

Net cash provided by (used for) investing activities	(51)	499

Financing Activities
Deposits and other additions to investment and universal life-type contracts	12,178	10,172
Withdrawals and other deductions from investment and universal life-type contracts	(19,182)	(17,466)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	5,850	5,021
Capital Contributions (1)	—	902
Dividends paid (1)	—	(34)
Net repayments at maturity or settlement of consumer notes	(752)	(17)

Net cash used for financing activities	(1,906)	(1,422)

Impact of foreign exchange	(9)	111
Net increase (decrease) in cash	(360)	295

Cash — beginning of period	793	661

Cash — end of period	$433	$956

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Period For:
Income taxes	$(101)	$(552)
Supplemental schedule of noncash operating and financing activities:

(1)
For the nine months ended September 30, 2010, there were no noncash net dividends and $3 of capital contributions made or received. For the nine months ended September 30, 2009, the Company made noncash net dividends of $6 to its parent company related to the guaranteed minimum income and accumulation benefit reinsurance agreements with Hartford Life Insurance K.K. (“HLIKK”).

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
The accompanying condensed consolidated financial statements and notes as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Adoption of New Accounting Standards
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
Embedded Credit Derivatives
In March 2010, the FASB issued guidance clarifying the scope exception for certain credit derivatives embedded within structured securities which may result in bifurcation of these credit derivatives. Embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the exemption. As a result, investments with an embedded credit derivative in a form other than the above mentioned subordination may need to be separately accounted for as an embedded credit derivative resulting in recognition of the change in the fair value of the embedded credit derivative in current period earnings. Upon adoption, an entity may elect the fair value option prospectively, with changes in fair value of the investment in its entirety recognized in earnings, rather than bifurcate the embedded credit derivative. The guidance is effective, on a prospective basis only, for fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company adopted this guidance on July 1, 2010 and identified securities with an amortized cost and fair value of $753 and $464, respectively, which were impacted by the scope of this standard. Upon adoption, the Company elected the fair value option for securities having an amortized cost and fair value of $429 and $203, respectively. For further discussion of fair value option, see Note 3. For the remainder of securities that were impacted by the scope of this standard, upon adoption, the embedded credit derivatives were bifurcated but are reported with the host instrument in the condensed consolidated balance sheets. As of July 1, 2010, these securities had an amortized cost and fair value of $324 and $261, respectively, with an associated embedded derivative notional value of $325. For further discussion of embedded derivatives, see Note 4. The adoption, on July 1, 2010 resulted in the reclassification of $172, after-tax and deferred policy acquisition costs (“DAC”), net unrealized losses from accumulated other comprehensive loss to retained earnings, including $188 of unrealized capital losses and $16 of unrealized capital gains.
Future Adoption of New Accounting Standards
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts In October 2010, the FASB issued guidance clarifying the definition of acquisition costs that are eligible for deferral. Acquisition costs are to include only those costs that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising.
This guidance will be effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This guidance may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. Early adoption is permitted.
The Company will adopt this guidance on January 1, 2012. The Company has not yet determined if it will apply the guidance on a prospective or retrospective basis or the effect of the adoption on the Company’s Condensed Consolidated Financial Statements. If retrospective application is elected, the adoption could have a material impact on stockholders’ equity. If prospective application is elected, there could be a material impact to the Company’s Condensed Consolidated Statement of Operations as non-deferrable acquisition costs will increase while amortization would continue on the existing DAC balance.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Tax expense (benefit) at the U.S. federal statutory rate	$188	$(405)	$124	$(429)
Dividends received deduction	(30)	(33)	(108)	(108)
Foreign related investments	3	(7)	—	19
Investment valuation allowance	—	—	56	—
Other	(1)	(2)	(2)	(7)

Income tax expense (benefit)	$160	$(447)	$70	$(525)

The separate account dividends received deduction (“DRD”) is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company evaluates its DRD computations on a quarterly basis.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”) as part of the Hartford’s consolidated tax return. Audits have been concluded for all years through 2006. The audit of 2007 and 2008 commenced in the second quarter of 2010 and the audit of 2009 commenced in the third quarter of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $137 as of September 30, 2010 and was $86 as of December 31, 2009. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets, including subsidiaries. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. An increase in interest rates can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses. Even under a “separate entity” approach, the Company would not record an additional valuation allowance relating to realized capital losses. Under a “separate entity” approach, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to equity rather than income. These benefits would have been $0 and $153 for the nine months ended September 30, 2010 and 2009, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment Information
The Company changed its reporting segments effective for third quarter 2010 reporting. As a result of this reorganization, The Company is organized into four reporting segments as follows:
•
Global Annuity includes the former Global Annuity — U.S. reporting segment, as well as institutional investment products (“IIP”) which was within the former Institutional Solutions Group (“Institutional”). Global Annuity offers individual variable, fixed market value adjusted and single premium immediate annuities in the U.S., a range of products to institutional investors, including but not limited to, stable value contracts, mutual funds, and institutional annuities, and administers investments, retirement savings and other insurance and savings products to individuals and groups outside the U.S., such as in Europe.

•
Life Insurance includes the former Individual Life reporting segment and private placement life insurance (“PPLI”) operations formerly within Institutional and Life Other. Life Insurance sells a variety of life insurance products, including variable universal life, universal life, and term life, as well as variable PPLI owned by corporations and high net worth individuals.

•
The former Retirement segment is now reported as two separate segments: Retirement Plans and Mutual Funds. Retirement Plans provides products and services to corporations pursuant to Section 401(k) of the Internal Revenue Services Code of 1986, as amended (the “Code”), and products and services to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code.

•	Mutual Funds offers retail, proprietary and investment-only mutual funds, formerly in Institutional, and college savings plans under Section 529 of the Code.
In addition to the four segments noted above, the Company includes in an Other category its leveraged PPLI product line of business, corporate items not directly allocated to any of its reporting segments, intersegment eliminations, assumed guaranteed minimum income benefit, guaranteed minimum accumulation benefit and guaranteed minimum withdrawal benefit riders which are subsequently ceded to an affiliated captive reinsurer, and certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, Hartford Life and Accident Insurance Company (“HLA”).
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. The Company primarily evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each operating segment is allocated corporate surplus as needed to support its business.
The Company charges direct operating expenses to the appropriate segments and allocates the majority of indirect expenses to the segments under an intercompany expense arrangement. Inter-segment revenues primarily occur between the Company’s Other category and the reporting segments. These amounts primarily include interest income on allocated surplus and interest charges on excess separate account surplus. Consolidated net investment income is unaffected by such transactions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment Information (continued)
The following table presents summarized financial information concerning the Company’s reporting segments.

	Three Months ended		Nine Months ended
	September 30,		September 30,
Revenues by Product Line	2010	2009	2010	2009
Earned premiums, fees, and other considerations
Global Annuity
Individual variable annuity	$444	$370	$1,301	$1,105
Fixed / MVA and other annuity	9	7	21	22
IIP	4	38	24	336

Total Global Annuity	457	415	1,346	1,463
Life Insurance
Variable life	113	123	315	396
Universal life	66	84	264	264
Term life	9	9	27	28
PPLI	46	22	128	87

Total Life Insurance	234	238	734	775
Retirement Plans
401(k)	77	74	233	208
403(b)/457	12	10	32	29

Total Retirement Plans	89	84	265	237
Mutual Funds
Retail mutual funds	113	113	355	302
Other	31	9	95	22

Total Mutual Funds	144	122	450	324
Other	82	102	248	285

Total premiums, fees, and other considerations	1,006	961	3,043	3,084
Net investment income	795	943	2,135	2,189
Net realized capital losses	(562)	(1,512)	(471)	(18)

Total Revenues	$1,239	$392	$4,707	$5,255

Net income (loss)
Global Annuity	$194	$(275)	$(28)	$(1,166)
Life Insurance	87	2	197	6
Retirement Plans	30	(34)	38	(162)
Mutual Funds	17	9	64	13
Other	48	(412)	12	608

Total net income (loss)	$376	$(710)	$283	$(701)

Net investment income (loss)
Global Annuity	$534	$707	$1,346	$1,493
Life Insurance	123	84	364	238
Retirement Plans	93	80	267	237
Mutual Funds	—	(4)	(1)	(11)
Other	45	76	159	232

Total net investment income	$795	$943	$2,135	$2,189

Amortization of deferred policy acquisition and present value of future profits
Global Annuity	$(61)	$14	$(5)	$1,424
Life Insurance	(18)	80	72	260
Retirement Plans	(12)	(15)	14	63
Mutual Funds	16	13	47	44
Other	1	1	—	1

Total amortization of DAC	$(74)	$93	$128	$1,792

Income tax expense (benefit)
Global Annuity	$83	$(204)	$(77)	$(748)
Life Insurance	39	(16)	97	(29)
Retirement Plans	9	(19)	16	(100)
Mutual Funds	12	6	37	8
Other	17	(214)	(3)	344

Total income tax expense (benefit)	$160	$(447)	$70	$(525)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements
Fair Value Disclosures
The following financial instruments are carried at fair value in the Company’s Condensed Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”), fixed maturities at fair value using fair value option (“FVO”), equity securities, trading, short-term investments, freestanding and embedded derivatives, separate account assets and certain other liabilities.
The following section applies the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 and 3).

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds reported in separate account assets and derivative securities, including futures and certain option contracts.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are investment grade private placement securities and derivative instruments that are priced using models with significant observable market inputs, including interest rate, foreign currency and certain credit default swap contracts and have no significant unobservable market inputs.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs, residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans and below investment grade private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivative securities, including customized guaranteed minimum withdrawal benefit (“GMWB”) hedging derivatives, equity derivatives, long dated derivatives, swaps with optionality, certain complex credit derivatives and certain other liabilities. Because Level 3 fair values, by their nature, contain one or more significant unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three and nine months ended September 30, 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets (i.e. below-prime RMBS and CRE CDOs).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	September 30, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,145	$—	$1,719	$426
CDOs	1,853	—	6	1,847
CMBS	5,211	—	4,734	477
Corporate	27,513	—	26,097	1,416
Foreign government/government agencies	1,258	—	1,218	40
States, municipalities and political subdivisions (“Municipal”)	962	—	701	261
RMBS	4,094	—	2,967	1,127
U.S. Treasuries	3,329	394	2,935	—

Total fixed maturities, AFS	46,365	394	40,377	5,594
Fixed maturities, FVO	554	—	64	490
Equity securities, trading	2,286	2,286	—	—
Equity securities, AFS	402	177	178	47
Derivative assets
Credit derivatives	(24)	—	(15)	(9)
Equity derivatives	3	—	—	3
Foreign exchange derivatives	470	—	470	—
Interest rate derivatives	(14)	—	10	(24)
Variable annuity hedging derivatives and macro hedge program	749	1	169	579

Total derivative assets [1]	1,184	1	634	549
Short-term investments	4,300	320	3,980	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	2,401	—	—	2,401
Separate account assets [2]	148,757	112,168	35,512	1,077

Total assets accounted for at fair value on a recurring basis	$206,249	$115,346	$80,745	$10,158

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(5,114)	$—	$—	$(5,114)
Institutional notes	3	—	—	3
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(5,119)	—	—	(5,119)
Derivative liabilities
Credit derivatives	(426)	—	(35)	(391)
Equity derivatives	1	—	—	1
Foreign exchange derivatives	178	—	178	—
Interest rate derivatives	33	—	58	(25)
Variable annuity hedging derivatives and macro hedge program	363	—	(30)	393

Total derivative liabilities [3]	149	—	171	(22)
Other liabilities	(30)	—	—	(30)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(5,004)	$—	$171	$(5,175)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of September 30, 2010, $813 of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	As of September 30, 2010, excludes approximately $5 billion of investment sales receivable that are not subject to fair value accounting.

[3]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll-forward table included below in this Note 3, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,903	$—	$1,406	$497
CDOs	2,165	—	56	2,109
CMBS	5,365	—	5,096	269
Corporate	23,667	—	18,428	5,239
Foreign government/government agencies	846	—	766	80
Municipal	780	—	562	218
RMBS	3,336	—	2,341	995
U.S. Treasuries	2,341	325	2,016	—

Total fixed maturities, AFS	40,403	325	30,671	9,407
Equity securities, trading	2,443	2,443	—	—
Equity securities, AFS	419	113	274	32
Other investments
Variable annuity hedging derivatives and macro hedge program	212	8	16	188
Other derivatives [1]	8	—	(4)	12

Total other investments	220	8	12	200
Short-term investments	5,128	3,785	1,343	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	1,108	—	—	1,108
Separate account assets [3]	147,418	112,863	33,593	962

Total assets accounted for at fair value on a recurring basis	$197,139	$119,537	$65,893	$11,709

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,439)	$—	$—	$(3,439)
Institutional notes	(2)	—	—	(2)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(3,451)	—	—	(3,451)
Other liabilities [4]
Variable annuity hedging derivatives and macro hedge program	158	(2)	(178)	338
Other derivative liabilities	(45)	—	125	(170)

Total other liabilities	113	(2)	(53)	168
Consumer notes [5]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(3,343)	$(2)	$(53)	$(3,288)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Available-for-Sale Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
Prices from third-party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.
A pricing matrix is used to price private placement securities for which the Company is unable to obtain a price from a third-party pricing service by discounting the expected future cash flows from the security by a developed market discount rate utilizing current credit spreads. Credit spreads are developed each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers. The appropriate credit spreads determined through this survey approach are based upon the issuer’s financial strength and term to maturity, utilizing an independent public security index and trade information and adjusting for the non-public nature of the securities. For the quarter ended September 30, 2010, the Company compared the results of the private placement pricing model to actual trades, as well as to third party broker quotes and determined that the pricing model results were consistent with market observable data for investment grade private placement securities. As a result, the Company reclassified investment grade private placement securities from Level 3 to Level 2. Below investment grade private placement securities remain classified as Level 3.
The Company performs a monthly analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. As a part of this analysis, the Company considers trading volume and other factors to determine whether the decline in market activity is significant when compared to normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes, new issuance activity and other market activities. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
The Company has analyzed the third-party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Most prices provided by third-party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable. Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated with observable market data.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2010 and December 31, 2009, 98% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Valuation Techniques and Inputs for Investments
Generally, the Company determines the estimated fair value of its AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, exchange-traded equity securities, short-term investments, and exchange traded futures and option contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
For most of the Company’s debt securities, the following inputs are typically used in the Company’s pricing methods: reported trades, benchmark yields, bids and/or estimated cash flows. For securities except U.S. Treasuries, inputs also include issuer spreads, which may consider credit default swaps. Derivative instruments are valued using mid-market inputs that are predominantly observable in the market.
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets.

•
ABS, CDOs, CMBS and RMBS — Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for ABS and RMBS, estimated prepayment rates.

•	Corporates — Primary inputs also include observations of credit default swap curves related to the issuer.
•	Foreign government/government agencies — Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.
•	Municipals — Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.
•	Short-term investments — Primary inputs also include material event notices and new issue money market rates.
•	Equity securities, trading — Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.
•	Credit derivatives — Significant inputs primarily include the swap yield curve and credit curves.
•	Foreign exchange derivatives — Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.
•	Interest rate derivatives — Significant input is primarily the swap yield curve.

Level 3
Most of the Company’s securities classified as Level 3 are valued based on brokers’ prices. Certain long-dated securities are priced based on third party pricing services, including municipal securities and foreign government/government agencies, as well as bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:

•	Credit derivatives- Significant unobservable inputs may include credit correlation and swap yield curve and credit curve extrapolation beyond observable limits.
•	Equity derivatives — Significant unobservable inputs may include equity volatility.
•	Interest rate contracts — Significant unobservable inputs may include swap yield curve extrapolation beyond observable limits and interest rate volatility.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
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
The reinsurance assumed on the HLIKK GMIB, GMWB, and GMAB and ceded to an affiliated captive reinsurer meet the characteristics of a free-standing derivative instrument. As a result, the derivative asset or liability is recorded at fair value with changes in the fair value reported in net realized capital gains and losses.
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
During 2009, the Company entered into a reinsurance arrangement with an affiliated captive reinsurer to transfer a portion of its risk of loss associated with direct US GMWB and assumed HLIKK GMIB, GMWB, and GMAB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreement are reported in net realized capital gains and losses. Please see Note 11 for more information on this transaction.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Best Estimate Claims Costs
The Best Estimate Claims Costs is calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the derivative contract). Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels were used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and various actuarial assumptions for policyholder behavior which emerge over time.
At each valuation date, the Company assumes expected returns based on:
•	risk-free rates as represented by the Eurodollar futures, LIBOR deposits and swap rates to derive forward curve rates;
•	market implied volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data;
•	correlations of historical returns across underlying well known market indices based on actual observed returns over the ten years preceding the valuation date; and
•	three years of history for fund regression.
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates and equity indices. On a weekly basis, the blend of implied equity index volatilities are updated. The Company continually monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the three months ended September 30, 2010 and 2009, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $(148) and $(80) respectively and $203 and $56 for the nine months ended September 30, 2010 and 2009, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains (losses) of approximately of $49 and $(126) for the three months ended September 30, 2010 and 2009, respectively, and $49 and $306 for the nine months ended September, 30, 2010 and 2009, respectively. Assumption updates for the three months ended September 30, 2010 are primarily related to decreasing withdrawal and lapse rates.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $(1) and$119 for the three months ended September 30, 2010 and 2009, respectively, and $12 and $510 for the nine months ended September 30, 2010 and 2009, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ending September 30, 2010 and 2009, for the financial instruments classified as Level 3.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended September 30, 2010:

		Total						Changes in unrealized
		realized/unrealized						gains (losses) included
		gains (losses)		Purchases,				in net income related to
	Fair value	included in:		issuances,			Fair value	financial instruments
	as of	Net		and	Transfers	Transfers	as of	still held at
	June 30,	income		Settlements	in to	out of	September 30,	September 30,
Asset (Liability)	2010	[1] [2]	OCI [3]	[4]	Level 3 [5]	Level 3 [5]	2010	2010 [2]
Assets
Fixed maturities, AFS
ABS	$470	$(7)	$23	$(25)	$—	$(35)	$426	$—
CDO	2,032	(30)	96	(80)	15	(186)	1,847	(31)
CMBS	500	(10)	42	(25)	30	(60)	477	(18)
Corporate	5,765	(10)	51	(101)	3	(4,292)	1,416	(12)
Foreign govt./govt. agencies	41	—	—	(1)	—	—	40	—
Municipal	272	1	11	(23)	—	—	261	—
RMBS	1,219	(3)	51	(137)	—	(3)	1,127	(3)

Total fixed maturities, AFS	10,299	(59)	274	(392)	48	(4,576)	5,594	(64)
Fixed maturities, FVO	—	44	—	(1)	447	—	490	44
Equity securities, AFS	43	—	(1)	5	—	—	47	—
Derivatives
Credit derivatives	(469)	70	—	(1)	—	—	(400)	70
Equity derivatives	—	4	—	—	—	—	4	4
Interest rate derivatives	(49)	—	—	—	—	—	(49)	1
Variable annuity hedging derivatives and macro hedge program	1,591	(573)	—	(46)	—	—	972	(519)

Total derivatives [6]	1,073	(499)	—	(47)	—	—	527	(444)
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [1]	2,446	(275)	115	115	—	—	2,401	(275)
Separate accounts [7]	937	13	—	72	61	(6)	1,077	9

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits [8]	$(5,345)	$428	$(133)	$(64)	$—	$—	$(5,114)	$428
Institutional notes	2	1	—	—	—	—	3	1
Equity linked notes	(7)	(1)	—	—	—	—	(8)	(1)

Total other policyholder funds and benefits payable [1]	(5,350)	428	(133)	(64)	—	—	(5,119)	428
Other derivative liabilities
Other liabilities	(16)	(14)	—	—	—	—	(30)	—
Consumer notes	(4)	—	—	—	—	—	(4)	—

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

[4]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represents the reinsurance premium paid or the attributed fees collected.

[5]
Transfers in and/or (out) of Level 3 are primarily attributable to the reclassification of investment grade private placement securities, changes in the availability of market observable information, the re-evaluation of the observability of pricing inputs and the election of fair value option for investments containing an embedded credit derivative.

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

[8]	The net gain on U.S. GMWB since January 1, 2010 was primarily due to the higher equity market valuation and lower implied market volatility.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2010:

		Total						Changes in unrealized
		realized/unrealized						gains (losses) included
		gains (losses)		Purchases,				in net income related to
	Fair value	included in:		issuances,			Fair value	financial instruments
	as of	Net		and	Transfers	Transfers	as of	still held at
	Jan. 1,	income		Settlements	in to	out of	September 30,	September 30,
Asset (Liability)	2010	[1] [2]	OCI [3]	[4]	Level 3 [5]	Level 3 [5]	2010	2010 [2]
Assets
Fixed maturities, AFS
ABS	$497	$(10)	$55	$(36)	$28	$(108)	$426	$(2)
CDO	2,109	(113)	382	(135)	42	(438)	1,847	(119)
CMBS	269	(103)	269	(44)	196	(110)	477	(80)
Corporate	5,239	(2)	199	(12)	443	(4,451)	1,416	(7)
Foreign govt./govt. agencies	80	—	—	(7)	—	(33)	40	—
Municipal	218	1	46	—	—	(4)	261	—
RMBS	995	(32)	197	(18)	—	(15)	1,127	(30)

Total fixed maturities, AFS	9,407	(259)	1,148	(252)	709	(5,159)	5,594	(238)
Fixed maturities, FVO	—	44	—	(1)	447	—	490	44
Equity securities, AFS	32	(2)	7	10	—	—	47	(5)
Derivatives
Credit derivatives	(161)	49	—	2	(290)	—	(400)	50
Equity derivatives	(2)	6	—	—	—	—	4	6
Interest rate derivatives	5	1	—	(44)	—	(11)	(49)	(19)
Variable annuity hedging derivatives and macro hedge program	526	107	—	339	—	—	972	144

Total derivatives [6]	368	163	—	297	(290)	(11)	527	181
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [1]	1,108	753	202	338	—	—	2,401	753
Separate accounts [7]	962	29	—	154	65	(133)	1,077	21

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits [8]	$(3,439)	$(1,258)	$(231)	$(186)	$—	$—	$(5,114)	$(1,258)
Institutional notes	(2)	5	—	—	—	—	3	5
Equity linked notes	(10)	2	—	—	—	—	(8)	2

Total other policyholder funds and benefits payable [1]	(3,451)	(1,251)	(231)	(186)	—	—	(5,119)	(1,251)
Other derivative liabilities
Other liabilities	—	(19)	—	—	(11)	—	(30)	—
Consumer notes	(5)	1	—	—	—	—	(4)	1

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

[4]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represents the reinsurance premium paid or the attributed fees collected.

[5]
Transfers in and/or (out) of Level 3 are primarily attributable to the reclassification of investment grade private placement securities, changes in the availability of market observable information, the re-evaluation of the observability of pricing inputs and the election of fair value option for investments containing an embedded credit derivative. Transfers in also include the consolidation of additional VIEs due to the adoption of new accounting guidance on January 1, 2010.

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

[8]	The net gain on U.S. GMWB since January 1, 2010 was primarily due to the higher equity market valuation and lower implied market volatility.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended September 30, 2009:

							Changes in unrealized
							gains (losses)
							included in net income
	Fair value	Total realized/unrealized		Purchases,		Fair value	related to financial
	as of	gains (losses) included in:		issuances,	Transfers in	as of	instruments still held at
	June 30,	Net income		and	and/or (out)	September 30,	September 30,
Asset (Liability)	2009	[1] [2]	OCI [2]	settlements	of Level 3 [4]	2009	2009 [1]
Assets
Fixed maturities, AFS
ABS	$401	$(31)	$113	$(15)	$18	$486	$(31)
CDO	1,922	(168)	393	(36)	(31)	2,080	(168)
CMBS	162	(67)	96	(3)	152	340	(67)
Corporate	4,386	(13)	352	41	(48)	4,718	(14)
Foreign govt./govt. agencies	52	—	3	(1)	—	54	—
Municipal	179	—	12	22	7	220	—
RMBS	1,062	(65)	150	(102)	(51)	994	(65)

Total fixed maturities, AFS	8,164	(344)	1,119	(94)	47	8,892	(345)
Equity securities, AFS	25	(1)	—	—	—	24	—
Derivatives [5]
Variable annuity hedging derivatives and macro hedge program	1,135	(441)	—	77	—	771	(234)
Other freestanding derivatives	(241)	47	5	5	—	(184)	52

Total freestanding derivatives	894	(394)	5	82	—	587	(182)
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [1], [7]	632	(103)	—	9	—	538	(103)
Separate accounts [5]	673	40	—	29	(24)	718	34

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Level 1, 2, and 3	855	(478)	—	7	—	384	(478)

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits	$(4,367)	$(30)	$(100)	$(62)	$—	$(4,559)	$(30)
Institutional notes	2	(9)	—	—	—	(7)	(9)
Equity linked notes	(6)	(2)	—	—	—	(8)	(2)

Total other policyholder funds and benefits payable	(4,371)	(41)	(100)	(62)	—	(4,574)	(41)
Consumer notes	(4)	(1)	—	—	—	(5)	(1)

Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2, and 3 and reinsurance recoverable) [7]	(1,802)	(198)	—	(21)	—	(2,021)	(198)

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

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2009:

							Changes in unrealized
							gains (losses)
							included in net income
	Fair value	Total realized/unrealized		Purchases,		Fair value	related to financial
	as of	gains (losses) included in:		issuances,	Transfers in	as of	instruments still held at
	Jan. 1,	Net income		and	and/or (out)	September 30,	September 30,
Asset (Liability)	2009	[1] [2]	OCI [2]	settlements	of Level 3 [4]	2009	2009 [1]
Assets
Fixed maturities, AFS
ABS	$429	$(36)	$139	$(13)	$(33)	$486	$(32)
CDO	1,981	(248)	460	(82)	(31)	2,080	(247)
CMBS	263	(85)	94	(5)	73	340	(75)
Corporate	4,421	(53)	599	194	(443)	4,718	(35)
Foreign govt./govt. agencies	74	—	1	(8)	(13)	54	—
Municipal	155	—	7	21	37	220	—
RMBS	1,419	(188)	(101)	(88)	(48)	994	(143)

Total fixed maturities, AFS	8,742	(610)	1,199	19	(458)	8,892	(532)
Equity securities, AFS	59	(1)	—	(1)	(33)	24	—
Derivatives [5]
Variable annuity hedging derivatives and macro hedge program	2,774	(1,534)	—	(469)	—	771	(1,276)
Other freestanding derivatives	(234)	43	(5)	18	(6)	(184)	62

Total freestanding derivatives	2,540	(1,491)	(5)	(451)	(6)	587	(1,214)
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [1]	1,302	(788)	—	24	—	538	(788)
Separate accounts [6]	786	(82)	—	139	(125)	718	(39)

Supplemental Asset Information:
Total freestanding derivatives used to hedge U.S. GMWB including those in Level 1, 2, and 3	2,664	(1,878)	—	(402)	—	384	(1,878)

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits	$(9,206)	$4,731	$103	$(187)	$—	$(4,559)	$4,731
Institutional notes	(41)	34	—	—	—	(7)	34
Equity linked notes	(8)	—	—	—	—	(8)	—

Total other policyholder funds and benefits payable [1]	(9,255)	4,765	103	(187)	—	(4,574)	4,765
Consumer notes	(5)	—	—	—	—	(5)	—

Supplemental Information:
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2, and 3 and reinsurance recoverable) [7]	(2,560)	1,017	—	(478)	—	(2,021)	1,017

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

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

[6]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

[7]	The net gain on U.S. GMWB since January 1, 2009 was primarily due to the non-market-based assumption updates described above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Fair Value Option
The Company elected the fair value option for its investments containing an embedded credit derivative which were not bifurcated as a result of adoption of new accounting guidance effective July 1, 2010. The underlying credit risk of these securities is primarily corporate bonds and commercial real estate. The Company elected the fair value option given the complexity of bifurcating the economic components associated with the embedded credit derivative. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.
The Company previously elected the fair value option for one of its consolidated VIEs in order to apply a consistent accounting model for the VIE’s assets and liabilities. The VIE is an investment vehicle that holds high quality investments, derivative instruments that references third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The risks and rewards associated with the assets of the VIE inure to the investors. The investors have no recourse against the Company. As a result, there has been no adjustment to the market value of the notes for the Company’s own credit risk. Electing the fair value option for the VIE resulted in lowering other liabilities with an offsetting impact to the cumulative effect adjustment to Retained Earnings of $232, representing the difference between the fair value and outstanding principal of the notes as of January 1, 2010.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Assets
Fixed maturities, FVO
ABS	$1	$3
CRE CDOs	41	41
Corporate	5	1

Other liabilities
Credit-linked notes	(14)	(19)

Total realized capital gains	$33	$26

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

September 30, 2010
Assets
Fixed maturities, FVO
ABS	$64
CRE CDOs	226
Corporate	260
RMBS	4

Total fixed maturities, FVO	$554

Other liabilities
Credit-linked notes [1]	$30

[1]
As of September 30, 2010, the outstanding principal balance of the notes was $243. Not included in the table above was $270 of derivative instruments held in one of the Company’s consolidated VIEs which is included in the Company’s Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,127	$2,267	$2,120	$2,252
Mortgage loans	3,392	3,435	4,304	3,645

Liabilities
Other policyholder funds and benefits payable [1]	$11,132	11,492	$11,919	$12,101
Consumer notes [2]	380	394	1,131	1,194

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2009.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2010	2009	2010	2009
Gross gains on sales	$99	$103	$404	$302
Gross losses on sales	(40)	(57)	(155)	(588)
Net OTTI losses recognized in earnings	(73)	(415)	(299)	(848)
Valuation allowance on mortgage loans	—	(44)	(111)	(136)
Japanese fixed annuity contract hedges, net [1]	11	(7)	22	28
Periodic net coupon settlements on credit derivatives/Japan	—	(2)	(4)	(25)
Results of variable annuity hedge program
GMWB derivatives, net	167	(191)	(116)	1,053
Macro hedge program	(443)	(328)	(210)	(692)

Total results of variable annuity hedge program	(276)	(519)	(326)	361
GMAB/GMWB/GMIB reinsurance	(224)	(420)	(780)	1,012
Coinsurance and modified coinsurance reinsurance contracts	(174)	—	669	—
Other, net [2]	115	(151)	109	(124)

Net realized capital losses	$(562)	$(1,512)	$(471)	$(18)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Primarily consists of losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives and fixed maturities, FVO, and other investment gains and losses.
Net realized capital gains (losses) from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains (losses) on sales and impairments previously reported as unrealized losses in AOCI were $14 and $50 for the three and nine months ended September 30, 2010, respectively, and $369 and $1.1 billion for the three and nine months ended September 30, 2009, respectively. Proceeds from sales of AFS securities totaled $8.7 billion and $21.3 billion, respectively, for the three and nine months ended September 30, 2010, and $4.1 billion and $25.2 billion, respectively, for the three and nine months ended September 30, 2009.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held. The Company adopted the impairment guidance as of April 1, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2010	2009	2010	2009
Balance as of beginning of period	$(1,725)	$(1,146)	$(1,632)	$(941)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(17)	(273)	(159)	(444)
Securities previously impaired	(35)	(105)	(114)	(140)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	138	22	251	22
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	—	—	1
Securities due to an increase in expected cash flows	7	1	22	1

Balance as of end of period	$(1,632)	$(1,501)	$(1,632)	$(1,501)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Available-for-Sale Securities

	September 30, 2010					December 31, 2009
	Cost or	Gross	Gross			Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Non-Credit	Amortized	Unrealized	Unrealized	Fair	Non-Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$2,440	$57	$(352)	$2,145	$(12)	$2,344	$31	$(472)	$1,903	$(26)
CDOs	2,291	12	(450)	1,853	(58)	3,158	19	(1,012)	2,165	(123)
CMBS	5,627	188	(604)	5,211	(15)	6,844	76	(1,555)	5,365	(8)
Corporate [2]	25,765	2,283	(497)	27,513	8	23,621	985	(939)	23,667	(11)
Foreign govt./govt. agencies	1,143	119	(4)	1,258	—	824	35	(13)	846	—
Municipal	1,005	27	(70)	962	—	971	3	(194)	780	—
RMBS	4,463	108	(477)	4,094	(122)	3,965	68	(697)	3,336	(166)
U.S. Treasuries	3,361	45	(77)	3,329	—	2,557	5	(221)	2,341	—

Total fixed maturities, AFS	46,095	2,839	(2,531)	46,365	(199)	44,284	1,222	(5,103)	40,403	(334)
Equity securities, AFS	408	41	(47)	402	—	447	38	(66)	419	—

Total AFS securities	$46,503	$2,880	$(2,578)	$46,767	$(199)	$44,731	$1,260	$(5,169)	$40,822	$(334)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2010 and December 31, 2009.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

	September 30, 2010
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,093	$1,112
Over one year through five years	11,048	11,642
Over five years through ten years	7,737	8,362
Over ten years	11,396	11,946

Subtotal	31,274	33,062
Mortgage-backed and asset-backed securities	14,821	13,303

Total fixed maturities, AFS	$46,095	$46,365

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment spreads (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Available-for-Sale Securities — Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2010
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$123	$105	$(18)	$1,249	$915	$(334)	$1,372	$1,020	$(352)
CDOs	311	274	(37)	1,965	1,552	(413)	2,276	1,826	(450)
CMBS	193	181	(12)	2,892	2,300	(592)	3,085	2,481	(604)
Corporate [1]	1,061	996	(58)	3,153	2,683	(439)	4,214	3,679	(497)
Foreign govt./govt. agencies	21	20	(1)	40	37	(3)	61	57	(4)
Municipal	76	73	(3)	574	507	(67)	650	580	(70)
RMBS	784	763	(21)	1,493	1,037	(456)	2,277	1,800	(477)
U.S. Treasuries	577	576	(1)	574	498	(76)	1,151	1,074	(77)

Total fixed maturities, AFS	3,146	2,988	(151)	11,940	9,529	(2,380)	15,086	12,517	(2,531)
Equity securities, AFS	8	7	(1)	201	155	(46)	209	162	(47)

Total AFS securities in an unrealized loss	$3,154	$2,995	$(152)	$12,141	$9,684	$(2,426)	$15,295	$12,679	$(2,578)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$278	$230	$(48)	$1,364	$940	$(424)	$1,642	$1,170	$(472)
CDOs	990	845	(145)	2,158	1,291	(867)	3,148	2,136	(1,012)
CMBS	1,207	1,016	(191)	4,001	2,637	(1,364)	5,208	3,653	(1,555)
Corporate	3,434	3,207	(227)	4,403	3,691	(712)	7,837	6,898	(939)
Foreign govt./govt. agencies	316	307	(9)	30	26	(4)	346	333	(13)
Municipal	119	113	(6)	791	603	(188)	910	716	(194)
RMBS	664	600	(64)	1,688	1,055	(633)	2,352	1,655	(697)
U.S. Treasuries	1,573	1,534	(39)	628	446	(182)	2,201	1,980	(221)

Total fixed maturities, AFS	8,581	7,852	(729)	15,063	10,689	(4,374)	23,644	18,541	(5,103)
Equity securities. AFS	65	49	(16)	246	196	(50)	311	245	(66)

Total AFS securities in an unrealized loss	$8,646	$7,901	$(745)	$15,309	$10,885	$(4,424)	$23,955	$18,786	$(5,169)

As of September 30, 2010, AFS securities in an unrealized loss position, comprised of 1,585 securities, primarily related to commercial real estate, corporate securities primarily within the financial services sector and RMBS which have experienced significant price deterioration. As of September 30, 2010, 66% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2010 was primarily attributable to declining interest rates and, to a lesser extent, credit spread tightening. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Mortgage Loans

	September 30, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$187	$(4)	$183	$369	$(3)	$366
Commercial	3,275	(66)	3,209	4,195	(257)	3,938

Total mortgage loans	$3,462	$(70)	$3,392	$4,564	$(260)	$4,304

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $81 and $9, respectively as of September 30, 2010, and $161 and $79, respectively, as of December 31, 2009. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2010. The following table presents the activity within the Company’s valuation allowance for mortgage loans.

	2010	2009
Balance as of January 1	$(260)	$(13)
Additions	(111)	(136)
Deductions	301	34

Balance as of September 30	$(70)	$(115)

As of September 30, 2010, deductions of $301 primarily relate to sales of B-Note participations and mezzanine loans with a carrying value at time of sale of $574.
Mortgage Loans by Region

	September 30, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$50	1.5%	$76	1.8%
Middle Atlantic	347	10.2%	592	13.8%
Mountain	51	1.5%	51	1.2%
New England	317	9.3%	368	8.6%
Pacific	915	27.0%	1,102	25.5%
South Atlantic	666	19.6%	615	14.3%
West North Central	19	0.6%	22	0.5%
West South Central	128	3.8%	172	4.0%
Other [1]	899	26.5%	1,306	30.3%

Total mortgage loans	$3,392	100.0%	$4,304	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.
Mortgage Loans by Property Type

	September 30, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Agricultural	$183	5.4%	$366	8.5%
Industrial	834	24.5%	784	18.2%
Lodging	143	4.2%	329	7.6%
Multifamily	590	17.4%	582	13.5%
Office	820	24.2%	1,387	32.3%
Retail	542	16.0%	602	14.0%
Other	280	8.3%	254	5.9%

Total mortgage loans	$3,392	100.0%	$4,304	100.0%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its investment management services and original investment. As a result of accounting guidance adopted on January 1, 2010, certain CDO VIEs were consolidated in 2010 and are included in the following table, while in prior periods they were reported in the Non-Consolidated VIEs table further below. See Note 1 for further information on the adoption.

	September 30, 2010			December 31, 2009
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$768	$432	$305	$226	$47	$181
Limited partnerships	14	6	8	31	13	18
Other investments [3]	—	—	—	75	40	32

Total	$782	$438	$313	$332	$100	$231

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS, and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent a hedge fund for which the Company holds a majority interest in the fund as an investment. Other investments represent an investment trust for which the Company has a controlling financial interest as it provides investment management services, earns a fee for those services and also holds investments in the securities issued by the trusts. Subsequent to December 31, 2009, the Company liquidated this investment trust.
Non-Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which the Company is not the primary beneficiary. The Company has no implied or unfunded commitments to these VIEs.

	September 30, 2010			December 31, 2009
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CDOs [1]	$—	$—	$—	$239	$—	$248

Total	$—	$—	$—	$239	$—	$248

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.
In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Forward rate agreements
Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. As of September 30, 2010, the Company does not have any forward rate agreements.
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
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2010 and December 31, 2009 the notional amount of interest rate swaps in offsetting relationships was $4.7 billion and $4.5 billion, respectively.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Japan 3Win related foreign currency swaps
The Company entered into foreign currency swaps to hedge the foreign currency exposure related to the Japan 3Win product guaranteed minimum income benefit (“GMIB”) fixed liability payments. The Company invests in U.S. dollar denominated securities to support the yen denominated fixed liability payments, which exposes the Company to currency and interest rate risk.
Japanese fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to hedge the foreign currency exchange rate and yen interest rate exposures associated with the yen denominated individual fixed annuity product. The Company invests in U.S. dollar denominated securities to support the yen denominated fixed liability payments, which exposes the Company to currency and interest rate risk.
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts to hedge the foreign currency risk associated with certain Japanese variable annuity liabilities. Foreign currency risk may arise for some segments of the business where assets backing the statutory reserves are denominated in U.S. dollars while the liabilities are denominated in yen. Foreign currency risk may also arise when certain variable annuity policyholder accounts are invested in various currencies while the related GMDB and GMIB guarantees are effectively yen-denominated.
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
Credit derivatives that assume credit risk
Credit default swaps are used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk due to credit derivatives embedded within certain fixed maturity securities. These securities are primarily comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure associated with the portion of the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Customized swaps	$9,886	$10,838	$393	$234
Equity swaps, options, and futures	3,479	2,994	163	9
Interest rate swaps and futures	2,619	1,735	(42)	(191)

Total	$15,984	$15,567	$514	$52

Macro hedge program
The Company utilizes equity options, currency options, and equity futures contracts to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Equity options and futures	$14,747	$25,373	$393	$296
Cross-currency equity options	1,000	—	20	—
Long currency options	6,808	1,000	198	22
Short currency options	5,355	1,075	(13)	—

Total	$27,910	$27,448	$598	$318

GMAB, GMWB and GMIB reinsurance contracts
The Company reinsured the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by its affiliate, HLIKK, in Japan. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the period-end yen to U.S. dollar foreign spot exchange rate. For further information on this transaction, refer to Note 11 “Transactions with Affiliates”.
Coinsurance and modified coinsurance reinsurance contracts
During 2009, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from an affiliate, HLIKK, and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 11 “Transactions with Affiliates”.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Hedge Designation/ Derivative Type	2010	2009	2010	2009	2010	2009	2010	2009
Cash flow hedges
Interest rate swaps	$7,556	$8,729	$364	$53	$364	$201	$—	$(148)
Forward rate agreements	—	3,000	—	—	—	—	—	—
Foreign currency swaps	266	301	(10)	(4)	20	21	(30)	(25)

Total cash flow hedges	7,822	12,030	354	49	384	222	(30)	(173)

Fair value hedges
Interest rate swaps	979	1,744	(89)	(21)	—	16	(89)	(37)
Foreign currency swaps	696	696	(10)	(9)	66	53	(76)	(62)

Total fair value hedges	1,675	2,440	(99)	(30)	66	69	(165)	(99)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	5,490	5,511	(256)	(79)	374	157	(630)	(236)
Foreign exchange contracts
Foreign currency swaps and forwards	213	227	(9)	(11)	—	—	(9)	(11)
Japan 3Win related foreign currency swaps	2,515	2,514	74	(19)	74	35	—	(54)
Japanese fixed annuity hedging instruments	2,206	2,271	564	316	564	319	—	(3)
Japanese variable annuity hedging instruments	1,395	257	39	(8)	42	—	(3)	(8)
Credit contracts
Credit derivatives that purchase credit protection	1,942	1,887	17	(34)	42	36	(25)	(70)
Credit derivatives that assume credit risk [1]	2,121	902	(446)	(176)	3	2	(449)	(178)
Credit derivatives in offsetting positions	4,026	3,591	(59)	(52)	74	114	(133)	(166)
Equity contracts
Equity index swaps, options, and futures	195	221	(8)	(16)	5	3	(13)	(19)
Variable annuity hedge program
GMWB product derivatives [2]	43,726	46,906	(2,576)	(1,991)	—	—	(2,576)	(1,991)
GMWB reinsurance contracts	9,141	10,301	458	347	458	347	—	—
GMWB hedging instruments	15,984	15,567	514	52	660	264	(146)	(212)
Macro hedge program	27,910	27,448	598	318	626	558	(28)	(240)
Other
GMAB, GMWB, and GMIB reinsurance contracts	21,091	19,618	(2,538)	(1,448)	—	—	(2,538)	(1,448)
Coinsurance and modified coinsurance reinsurance contracts	50,459	49,545	1,943	761	2,256	1,226	(313)	(465)

Total non-qualifying strategies	188,414	186,766	(1,685)	(2,040)	5,178	3,061	(6,863)	(5,101)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$197,911	$201,236	$(1,430)	$(2,021)	$5,628	$3,352	$(7,058)	$(5,373)

Balance Sheet Location
Fixed maturities, available-for-sale	$465	$170	$(38)	$(8)	$—	$—	$(38)	$(8)
Other investments	40,658	18,049	1,184	220	1,652	270	(468)	(50)
Other liabilities	32,273	56,524	149	113	1,262	1,509	(1,113)	(1,396)
Consumer notes	39	64	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	57,682	58,380	2,401	1,108	2,714	1,573	(313)	(465)
Other policyholder funds and benefits payable	66,794	68,049	(5,122)	(3,449)	—	—	(5,122)	(3,449)

Total derivatives	$197,911	$201,236	$(1,430)	$(2,021)	$5,628	$3,352	$(7,058)	$(5,373)

[1]	The derivative instruments related to these strategies are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Change in Notional Amount
The change in notional amount of derivatives since December 31, 2009, was primarily due to the following:
•
The Company terminated $3.0 billion notional of forward rate agreements as a result of the sale of the hedged variable rate securities. The $3.0 billion notional was comprised of a series of one month forward contracts that were hedging the variability of cash flows related to coupon payments on $250 of variable rate securities for consecutive monthly periods during 2010 offset by the extension of the macro hedge program to 2011.

•
The GMWB product derivative notional declined $3.2 billion primarily as a result of policyholder lapses and withdrawals. This decrease was partially offset by an increase in notional of the coinsurance and modified coinsurance reinsurance contracts.

•	The GMAB, GMWB, and GMIB reinsurance contract notional increased $1.5 billion due to the appreciation of the Japanese yen against the U.S. dollar.
•
The notional amount related to credit derivatives that assume credit risk increased by $1.2 billion as a result of the Company adding $509 notional of exposure to a standard market basket of corporate issuers to manage credit spread duration, $325 notional related to the bifurcation of certain embedded credit derivatives as a result of new accounting guidance, and $353 related to the consolidation of a VIE as a result of new accounting guidance. See Adoption of New Accounting Standards in Note 1 for further discussion of the new accounting guidance on embedded credit derivatives and VIEs adopted during 2010.

Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2009, was primarily due to the following:
•	The increase in fair value of the macro hedge program is primarily due to appreciation of the Japanese yen and purchases of equity and currency options made during the first half of the year.
•	The increase in fair value related to the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen.
•
The fair value related to credit derivatives that assume credit risk decreased primarily as a result of the Company adopting new accounting guidance related to the consolidation of VIEs, see Adoption of New Accounting Standards in Note 1. As a result of this new guidance, the Company has consolidated a Company sponsored CDO that included credit default swaps with a notional amount of $353 and a fair value of $(270) as of September 30, 2010. These swaps reference a standard market basket of corporate issuers.

•
Under an internal reinsurance agreement with an affiliate, the decreases in fair value associated with the GMAB, GMWB, and GMIB reinsurance along with a portion of the GMWB related derivatives are ceded to the affiliated reinsurer and result in an offsetting increase in fair value of the coinsurance and modified coinsurance reinsurance contracts.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

						Gain (Loss) Recognized in
		Gain (Loss) Recognized in OCI				Income on Derivative
		on Derivative (Effective Portion)				(Ineffective Portion)
		Three Months		Nine Months		Three Months		Nine Months
		Ended		Ended		Ended		Ended
		September 30,		September 30,		September 30,		September 30,
		2010	2009	2010	2009	2010	2009	2010	2009
Interest rate swaps	Net realized capital gains (losses)	$142	$120	$427	$(237)	$1	$—	$2	$—
Foreign currency swaps	Net realized capital gains (losses)	(10)	(21)	(6)	(144)	—	17	—	57

Total		$132	$99	$421	$(381)	$1	$17	$2	$57

Derivatives in Cash Flow Hedging Relationships

		Gain (Loss) Reclassified from AOCI
		into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009
Interest rate swaps	Net realized capital gains (losses)	$3	$—	$4	$—
Interest rate swaps	Net investment income (loss)	17	8	36	20
Foreign currency swaps	Net realized capital gains (losses)	11	(24)	(5)	(97)
Foreign currency swaps	Net investment income (loss)	—	—	—	2

Total		$31	$(16)	$35	$(75)

For the nine months ended September 30, 2010, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $71. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is three years.
During the three and nine months ended September 30, 2010, the Company had no net reclassifications and less than $1 of net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three months and nine months ended September 30, 2009, the Company had no net reclassifications and $1 of net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(25)	$25	$(15)	$15	$(77)	$72	$51	$(47)
Benefits, losses and loss adjustment expenses	(1)	2	9	(9)	(3)	5	(33)	35
Foreign currency swaps
Net realized capital gains (losses)	44	(44)	(1)	1	4	(4)	46	(46)
Benefits, losses and loss adjustment expenses	(5)	5	2	(2)	(6)	6	2	(2)

Total	$13	$(12)	$(5)	$5	$(82)	$79	$66	$(60)

[1]
The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:
Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$21	$3	$17	$24
Foreign exchange contracts
Foreign currency swaps and forwards	(14)	(16)	2	(37)
Japan 3Win related foreign currency swaps [1]	84	128	93	18
Japanese fixed annuity hedging instruments [2]	160	178	301	60
Japanese variable annuity hedging instruments	15	7	60	(12)
Credit contracts
Credit derivatives that purchase credit protection	(20)	(71)	5	(351)
Credit derivatives that assume credit risk	93	45	80	103
Equity contracts
Equity index swaps, options, and futures	2	2	7	(2)
Variable annuity hedge program
GMWB product derivatives	652	390	(478)	3,719
GMWB reinsurance contracts	(101)	(103)	84	(788)
GMWB hedging instruments	(384)	(478)	278	(1,878)
Macro hedge program	(443)	(328)	(210)	(692)
Other
GMAB, GMWB, and GMIB reinsurance contracts	(224)	(420)	(780)	1,012
Coinsurance and modified coinsurance reinsurance contracts	(174)	—	669	—

Total	$(333)	$(663)	$128	$1,176

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(114) and $(150) for the three months ended September 30, 2010 and 2009, respectively and $(210) and $(10) for the nine months ended September 30, 2010 and 2009, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(140) and $(176) for the three months ended September 30, 2010 and 2009, respectively, and $(258) and $(25) for the nine months ended September 30, 2010 and 2009, respectively.

For the three and nine months ended September 30, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•	The net loss associated with the macro hedge program is primarily due to a higher equity market valuation, time decay, and lower implied market volatility.
•	The net gain on the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen and a decrease in Japanese interest rates.
•
The net gain related to the Japan 3Win hedging derivatives is primarily due to the U.S. dollar weakening in comparison to the Japanese yen, partially offset by the decrease in long-term interest rates.

•
The net loss on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an increase in Japan equity market volatility, and a decrease in Japan interest rates, partially offset by the impact of credit standing.

•
The net gain for the nine months ended September 30, 2010 on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net loss on the GMAB, GMWB, and GMIB reinsurance contracts as well as a portion of the GMWB product derivatives. For a discussion related to the reinsurance agreement refer to Note 11 “Transactions with Affiliates” for more information on this transaction.

•
The gain for the three months ended September 30, 2010 related to the net GMWB product, reinsurance, and hedging derivatives is primarily driven by liability model assumption updates and lower implied market volatility, partially offset by losses due to a general decrease in long-term rates. The loss for the nine months ended September 30, 2010 related to the net GMWB product, reinsurance, and hedging derivatives is primarily driven by a general decrease in long-term interest rates, partially offset by gains on liability model assumption updates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
For the three and nine months ended September 30, 2009, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The net loss on net GMWB product, reinsurance, and hedging derivatives for the three months ended September 30, 2009 was primarily due to a general decrease in long-term interest rates, higher implied market volatility, and rising equity markets. Additional losses in the GMWB product, reinsurance, and hedging derivatives beyond market impacts include liability model assumption updates and changes in credit standing, partially offset by gains due to the relative outperformance of the underlying actively managed funds as compared to their respective indices. The net gain for the nine months ended September 30, 2009 was primarily due to lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. Additional gains on GMWB product, reinsurance and hedging derivatives beyond market impacts include the relative outperformance of the underlying actively managed funds as compared to their respective indices, liability model assumption updates, and changes in credit standing. For more information on the policyholder behavior and liability model assumption updates refer to Note 3.

•
The net loss for the three months ended September 30, 2009 on derivatives associated with GMAB, GMWB and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to changes in the credit market and liability model assumption updates for lapses and mortality. The net gain for the nine months ended September 30, 2009 was primarily due to liability model assumption updates for credit standing, an increase in the Japan equity markets, an increase in interest rates, and a decline in Japan equity market volatility. For further discussion on liability model assumption updates, refer to Note 3.

•	The net loss on the macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity and to a lesser extent, time decay on foreign exchange rates.
•	The net gain on the Japanese fixed annuity and Japan 3Win hedging instruments for the three months ended September 30, 2009 was primarily due to weakening of the U.S. dollar against the Japanese yen.
•
The loss on credit derivatives that purchase credit protection and the net gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spreads tightening.

Refer to Note 9 for additional disclosures regarding contingent credit related features in derivative agreements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk from a single entity, referenced index, or asset pool in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches that possess different credit ratings.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following tables present the notional amount, fair value, and weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2010 and December 31, 2009.
As of September 30, 2010

				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,046	$(9)	3 years	Corporate Credit/ Foreign Gov.	A+	$954	$(37)
Below investment grade risk exposure	114	(7)	3 years	Corporate Credit	BB-	95	(8)
Basket credit default swaps [4]
Investment grade risk exposure	1,171	4	4 years	Corporate Credit	BBB+	612	(5)
Investment grade risk exposure	352	(47)	6 years	CMBS Credit	A-	352	47
Below investment grade risk exposure	1,077	(405)	4 years	Corporate Credit	BBB	—	—
Embedded credit derivatives
Investment grade risk exposure	49	48	2 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	325	274	6 years	Corporate Credit	BB-	—	—

Total	$4,134	$(142)				$2,013	$(3)

As of December 31, 2009

				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$755	$4	4 years	Corporate Credit/ Foreign Gov.	AA-	$742	$(43)
Below investment grade risk exposure	114	(4)	4 years	Corporate Credit	B+	75	(11)
Basket credit default swaps [4]
Investment grade risk exposure	1,276	(57)	4 years	Corporate Credit	BBB+	626	(11)
Investment grade risk exposure	352	(91)	7 years	CMBS Credit	A	352	91
Below investment grade risk exposure	125	(98)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	76	73	2 years	Corporate Credit	BBB+	—	—

Total	$2,698	$(173)				$1,795	$26

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

[4]
Includes $2.1 billion and $1.6 billion as of September 30, 2010 and December 31, 2009, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $528 and $175 as of September 30, 2010 and December 31, 2009 of customized diversified portfolios of corporate issuers referenced through credit default swaps.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in DAC balance are as follows:

	2010	2009
Balance, January 1	$5,779	$9,944
Deferred costs	383	537
Amortization — DAC	(269)	(749)
Amortization — Unlock, pre-tax [1], [2]	141	(1,043)
Adjustments to unrealized gains and losses on securities, available-for-sale and other [3] [4]	(1,380)	(724)
Effect of currency translation adjustment	(1)	21
Effects of new accounting guidance [4]	11	(54)

Balance, September 30	$4,664	$7,932

[1]
The most significant contributor to the Unlock benefit recorded during the nine months ended September 30, 2010 was actual separate account returns from January 1, 2010 to September 30, 2010 being above our aggregated estimated return, as well as assumption updates primarily related to decreasing lapse and withdrawal rates as well as lower hedge costs.

[2]
The most significant contributor to the Unlock amount recorded during the nine months ended September 30, 2009 was a result of actual separate account returns from the period ending October 1, 2008 to September 30, 2009 being significantly below our aggregated estimated return.

[3]	The adjustment reflects the effect of credit spreads tightening, resulting in unrealized gains on securities in 2010.

[4]
For the nine months ended September 30, 2009 the effect of adopting new accounting guidance for investments, other-than-temporarily impaired resulted in an increase to retained earnings and as a result a DAC charge of $54 in 2009. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of new accounting.

For the nine months ended September 30, 2010 the effect of adopting new accounting guidance embedded credit derivatives resulted in a decrease to retained earnings and as a result of a DAC benefit. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses decreased upon adoption of new accounting guidance.

6. Goodwill
The Company has changed its reporting segments effective for third quarter 2010 reporting. Accordingly, the goodwill by segment data for prior reporting periods has been adjusted to reflect the new reporting segments. See Note 2 for further description of the changes to the reporting segments. The carrying amount of goodwill allocated to reporting segments as of September 30, 2010 and December 31, 2009 is shown below.

	September 30, 2010			December 31, 2009
		Accumulated	Carrying		Accumulated	Carrying
	Gross	Impairments	Value	Gross	Impairments	Value
Global Annuity	$184	$(184)	$—	$184	$(184)	$—
Life Insurance	224	—	224	224	—	224
Retirement Plans	87	—	87	87	—	87
Mutual Funds	159	—	159	159	—	159

Total Goodwill	$654	$(184)	$470	$654	$(184)	$470

The Company completed its annual goodwill assessment for the individual reporting units as of January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit within Life Insurance. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower that it’s carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the step two goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

		UL Secondary
	GMDB	Guarantees
Liability balance as of January 1, 2010	$1,304	$76
Incurred	218	29
Unlock	(274)	—
Paid	(32)	(2)

Liability — gross, as of September 30, 2010	$1,216	$103

		UL Secondary
	GMDB	Guarantees
Reinsurance Recoverable — as of January 1, 2010	$802	$20
Unlock	(24)	—
All Other	(23)	8

Reinsurance Recoverable — as of September 30, 2010	$755	$28

		UL Secondary
	GMDB	Guarantees
Liability balance as of January 1, 2009	$882	$40
Incurred	293	21
Unlock	537	5
Paid	(417)	—

Liability — gross, as of September 30, 2009	$1,295	$66

		UL Secondary
	GMDB	Guarantees
Reinsurance Recoverable — as of January 1, 2009	$595	$14
Unlock	(250)	(1)
All Other	470	7

Reinsurance Recoverable — as of September 30, 2009	$815	$20

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2010:
Breakdown of Variable Annuity Account Value by GMDB/GMIB Type

			Retained Net
	Account	Net amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
	(“AV”)[8]	(“NAR”) [9]	(“RNAR”) [9]	Annuitant
Maximum anniversary value (“MAV”) [1]
MAV only	$24,880	$7,196	$630	68
With 5% rollup [2]	1,710	589	44	67
With Earnings Protection Benefit Rider (“EPB”) [3]	6,311	1,173	25	64
With 5% rollup & EPB	707	195	8	67

Total MAV	33,608	9,153	707
Asset Protection Benefit (“APB”) [4]	27,097	4,319	839	65
Lifetime Income Benefit (“LIB”) [5]	1,276	161	49	63
Reset [6] (5-7 years)	3,555	398	212	68
Return of Premium [7] /Other	22,206	1,117	316	64

Subtotal U.S. GMDB [8]	87,742	$15,148	$2,123	66
Less: General Account Value with U.S. GMBD	6,861

Subtotal Separate Account Liabilities with GMDB	80,881
Separate Account Liabilities without U.S. GMDB	73,325

Total Separate Account Liabilities	$154,206

Japan GMDB and GMIB [10]	$17,426	$3,874	$—	66

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $20.5 billion and $19.1 billion as of September 30, 2010 and December 31, 2009, respectively. The GRB related to the Japan GMAB and GMWB was $560 and $522 as of September 30, 2010 and December 31, 2009.

See Note 3 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	September 30, 2010	December 31, 2009
Equity securities	$72,291	$75,720
Cash and cash equivalents	8,590	9,298

Total	$80,881	$85,018

As of September 30, 2010 and December 31, 2009, approximately 17% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 83% and 84%, respectively, were invested in equity securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements
Changes in deferred sales inducement activity were as follows for the nine months ended September 30:

	2010	2009
Balance, January 1	$194	$533
Sales inducements deferred	8	37
Unlock	—	(70)
Amortization charged to income	(5)	(95)

Balance, September 30	$197	$405

9. Commitments and Contingencies
Litigation
The Company is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insured’s and as an insurer defending coverage claims brought against it. The Company accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of the Company.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against The Hartford predicated on the allegations in the Marsh complaint, to which The Hartford was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company is named in the group benefits products complaint. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits products complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those without prejudice. The plaintiffs appealed the dismissal of claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. The defendants have moved to dismiss the remaining claims in the property casualty insurance case.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Spencer v. The Hartford Financial Services Group, Inc., United States District Court, District of Connecticut. In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The district court certified a class for the RICO and fraud claims in March 2009, and the Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $54 in exchange for a full release and dismissal of the litigation. The $54 was accrued in the first quarter of 2010. The settlement received final court approval in September 2010 and was paid in the third quarter of 2010.
Mutual Fund Fees Litigation - In October 2010, a derivative action was brought on behalf of six Hartford Mutual Funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. Plaintiff seeks to rescind the investment management agreements and distribution plans between the Company and the six Funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. The Company disputes the allegations and intends to defend the action vigorously.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2010, is $220. Of this $220, the legal entities have posted collateral of $245 in the normal course of business. Based on derivative market values as of September 30, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues shares from treasury in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $6 and $9 for the three months ended September 30, 2010 and 2009 and $20 and $15 for the nine months ended September 30, 2010 and 2009, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $2 and $2 for the three months ended September 30, 2010 and 2009 and $7 and $4 for the nine months ended September 30, 2010 and 2009, respectively. Hartford Life did not capitalize any cost of stock-based compensation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2010 and December 31, 2009 the Company had $53 and $50 of reserves for claim annuities purchased by affiliated entities. The Company recorded earned premiums of less than $1 for the three months ended September 30, 2010 and $34 for the three months ended September 30, 2009 for these intercompany claim annuities. For the nine months ended September 30, 2010 and 2009, the Company recorded earned premiums of $20 and $255, respectively, for these intercompany claim annuities. In the fourth quarter of 2008, The Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, Hartford Life sold fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product was written by the HLIKK, a wholly owned Japanese subsidiary of Hartford Life, and subsequently reinsured to the Company. As of September 30, 2010 and December 31, 2009, $2.7 billion and $2.6 billion, respectively, of the account value had been assumed by the Company.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders and the GMDB riders on covered contracts that have an associated GMIB rider issued by HLIKK on its variable annuity business. The reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005. This agreement contains a tiered reinsurance premium structure. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at September 30, 2010 and December 31, 2009 is $2.5 billion and $1.4 billion, respectively.
In addition to this agreement, HLAI has two additional reinsurance agreements with HLIKK, one to assume 100% of the GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The second agreement is for HLAI to assume 100% of the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The GMAB, GMIB and GMWB reinsurance is accounted for as freestanding derivatives at fair value. The fair value of the GMWB and GMAB was a liability of $25 and $1 at September 30, 2010 and $13 and $1 at December 2009, respectively. The Reinsurance Agreement for GMDB business is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability and net amount at risk for the assumed GMDB reinsurance was $49 and $3.9 billion at September 30, 2010 and $52 and $2.7 billion at December 31, 2009, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Transactions with Affiliates (continued)
Reinsurance Ceded to Affiliates
Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and WRR will reinsure 100% of the in-force and prospective variable annuities and riders written or reinsured by HLAI summarized below:
•	Direct written variable annuities and the associated GMDB and GMWB riders.
•	Variable annuity contract rider benefits written by HLIKK, which are reinsured to HLAI.
•	Annuity contracts and riders written by Union Security Insurance Company, which are reinsured to HLAI.
•	Annuitizations of, and certain other settlement options offered under, deferred annuity contracts.
Under modified coinsurance, the assets and the liabilities associated with the reinsured business will remain on the consolidated balance sheet of HLIC in segregated portfolios, and WRR will receive the economic risks and rewards related to the reinsured business. These modco adjustments are recorded as an adjustment to operating expenses.
For the nine months ending September 30, 2010 the impact of this transaction was an increase to earnings of $360, after-tax. Included in this amount are net realized capital gains of $870, which represents the change in valuation of the derivative, associated with this transaction. In addition, the balance sheet of the Company reflects a modco reinsurance (payable)/recoverable, a deposit liability as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $(1.5) billion, $0, $1.9 billion and $182, $600, and $761 at September 30, 2010 and December 31, 2009, respectively.
Effective November 1, 2007, HLAI, a subsidiary insurance company (“Ceding Company”), entered into a modified coinsurance agreement with funds withheld with an affiliate captive reinsurer, Champlain Life Reinsurance Company (“Reinsurer”) to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction for U.S. GAAP. A standby unaffiliated third party Letter of Credit supports a portion of the statutory reserves that have been ceded to the Reinsurer.
12. Equity
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary; see Note 4 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest in seed money investments. In 2010, the Company recognized the noncontrolling interest in these entities in other liabilities since these entities represent investment vehicles whereby the noncontrolling interests may redeem these investments at any time.
13. Sale of Joint Venture Interest in ICATU Hartford Seguros, S.A.
On November 23, 2009, in keeping with The Hartford’s June 2009 announcement to return to its historical strengths as a U.S.-centric insurance company, the Company entered into a Share Purchase Agreement to sell its joint venture interest in ICATU Hartford Seguros, S.A. (“IHS”), its Brazilian insurance operation, to its partner, ICATU Holding S.A., for $135. The transaction closed in the second quarter of 2010, and the Company received cash proceeds of $130, which was net of capital gains tax withheld of $5. The investment in IHS was reported as an equity method investment in Other assets.
14. Subsequent Event
In October 2010, the Company announced the sale of Hartford Investments Canada Corporation. This sale of The Hartford’s Canadian mutual fund business is expected to close in fourth quarter 2010 and is subject to approval of Canadian securities regulatory authorities. The Company estimates a net realized gain on the sale of $40 to $45, after-tax, and does not expect this sale to have a material impact on the Company’s future earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of September 30, 2010, and its results of operations for the three and nine months ended September 30, 2010 compared to the equivalent 2009 periods. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2009 Form 10-K Annual Report.
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
Effective July 1, 2010, the Company changed its reporting structure to improve focus, alignment, and accountability thorough the lines to ensure growth. The Company is organized into four reporting segments: Global Annuity, Life Insurance, Retirement Plans and Mutual Funds. The Company’s Other category includes: assumed and ceded reinsurance of death and living benefits from The Hartford’s Japan operations; corporate items not directly allocated to any of its reportable operating segments; certain direct group life and group disability insurance that is ceded to an affiliate; as well as certain fee income and commission expense associated with sales of non-proprietary products by broker-dealer subsidiaries.
For disclosures on revenues, net income and assets for each reporting segment, see Note 2 of the Notes to Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Summary	2010	2009	2010	2009
Fee income and other	$932	$910	$2,852	$2,697
Earned premiums	74	51	191	387
Net investment income
Securities available-for-sale and other	649	644	1,976	1,881
Equity securities, trading [1]	146	299	159	308

Total net investment income	795	943	2,135	2,189
Net realized capital gains (losses ):
Total other-than-temporary impairment (“OTTI”) losses	(94)	(588)	(657)	(1,178)
OTTI losses recognized in other comprehensive income	21	173	358	330

Net OTTI losses recognized in earnings	(73)	(415)	(299)	(848)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(489)	(1,097)	(172)	830

Total net realized capital losses	(562)	(1,512)	(471)	(18)

Total revenues	1,239	392	4,707	5,255
Benefits, losses and loss adjustment expenses	697	674	2,275	2,999
Benefits, loss and loss adjustment expenses — returns credited on international unit-linked bonds and pension products [1]	146	299	159	308
Insurance operating costs and other expenses	(69)	482	1,782	1,370
Amortization of deferred policy acquisition costs and present value of future profits	(74)	93	128	1,792
Dividends to policyholders	3	1	10	12

Total benefits, losses and expenses	703	1,549	4,354	6,481
Income (loss) before income taxes	536	(1,157)	353	(1,226)
Income tax expense (benefit)	160	(447)	70	(525)

Net income (loss)	376	(710)	283	(701)
Net (income) loss attributable to the noncontrolling interest	(2)	(3)	(7)	(9)

Net income (loss) attributable to shareholder	$374	$(713)	$276	$(710)

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009
The Company’s results on a year over year basis were materially impacted by an internal reinsurance agreement effective October 1, 2009, that cedes all of the living benefit risks of HLAI to an affiliated captive reinsurer. Due to the structure of the agreement the Company net settles all activity. As a result, this reinsurance agreement significantly affected both realized capital gains and insurance and other operating costs. For further discussions on transaction with affiliates, refer to Note 11. Other items either contributing to or offsetting this loss are:
•	Fee income and other increased, as a result of an increase in average variable annuity account values and average mutual fund assets attributed to equity market appreciation on a year over year basis.
•
Earned premiums increased primarily due to the implementation of new variable annuity products in the fourth quarter of 2009, with an offsetting increase in benefits, losses, and loss adjustment expenses. This is partially offset by the suspension of certain new sales within Institutional Investment Products business (“IIP”). In 2009, IIP contributed 61% of the total earned premiums of the Company. In 2010, IIP’s contribution declined to 2%.

•
Net investment income on available-for-sale securities and other securities increased primarily due to improved investment performance of limited partnership and other alternative investments, partially offset by lower income on fixed maturities due to lower yields. For additional information on changes in net investment income, see Investment Results within the MD&A.

•
Net realized capital losses decreased in 2010 primarily due to lower other-than-temporary impairments and improvements in the results of both the variable annuity hedging program and the GMAB/GMWB/GMIB reinsurance programs, partially offsetting these improvements were losses on coinsurance and modified coinsurance reinsurance contracts. For additional information on changes in net realized capital gains and losses, see Investment Results within the MD&A.

•
Insurance operating costs and other expenses have decreased significantly due to net settlement amounts attributed to the internal reinsurance program. For further discussions on transaction with affiliates, refer to Note 11.

•
The Company recorded a DAC Unlock benefit of $102, after-tax, in the third quarter of 2010 versus a charge of $8, after tax during the third quarter of 2009. See Critical Accounting Estimates with MD&A for a further discussion on the DAC Unlock. In addition, ongoing DAC amortization was lower primarily as a result of the entry into a modified coinsurance agreement by HLAI with an affiliated captive reinsurer which resulted in an acceleration of DAC amortization on October 1, 2009, as well as higher gross profits, due primarily to improved equity markets and net investment income.

•
The increase in benefits, losses and loss adjustment expenses resulted from the impact of the 2010 and 2009 Unlocks, partially offset by the decision to suspend sales in the IIP business. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock.

•	See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
The Company recognized a net gain as compared to a net loss from the prior year comparable period. This can be primarily attributed to higher realized capital gains on GMIB/GMAB/GMWB reinsurance and the variable annuity hedge program recognized in the first half of 2009. In addition, the net settlement of the internal modco reinsurance agreement significantly increased insurance and other operating expenses. Other items either contributing to or offsetting this loss are:
•
Fee income and other increased, as a result of an increase in average variable annuity account values and average mutual fund assets attributed to equity market appreciation on a year over year basis. Additionally, average mutual fund assets values in Mutual Funds have increased due incurred deposits as investors re-enter the capital markets.

•
Earned premiums decreased due to the suspension of new sales within the IIP. In 2009, IIP contributed 82% of the total earned premiums of the Company. In 2010, IIP’s contribution declined to 8%. Also contributing to the overall decline in earned premium is the cession of premium on the living benefit riders associated with the assumed International variable annuity contracts to an affiliated captive reinsurer.

•
Net investment income on available-for-sale securities and other securities increased primarily due to improved investment performance on limited partnership and other alternative investments, partially offset by lower income on fixed maturities due to lower yields. For additional information on changes in net investment income, see Invest Results within the MD&A.

•
Net realized capital losses increased in 2010 primarily due to losses on GMIB/GMAB/GMWB reinsurance and the variable annuity hedging program, partially offset by gains in coinsurance and modified coinsurance reinsurance contracts and lower other-than-temporary impairments and valuation allowances on mortgage loans. For additional information on changes in net realized capital gains and losses, see Invest Results within the MD&A.

•
Insurance operating costs and other expenses increased as a result of the impact of litigation reserves recognized in the first quarter of 2010. In addition in the current period, expenses have decreased due to net settlement amounts attributed to the modco internal reinsurance program. For further discussions on transaction with affiliates, refer to Note 11.

•
The Company recorded a DAC Unlock after tax benefit of $89 during the first nine months of 2010 versus a charge of $702 in the first nine months of 2009. See Critical Accounting Estimates with Managements Discussion and Analysis for a further discussion on the DAC Unlock. In addition, ongoing DAC amortization was lower primarily as a result of the entry into a modified coinsurance agreement by HLAI with an affiliated captive reinsurer which resulted in a write-off of HLAI DAC on October 1, 2009 as well as higher gross profits, due primarily to improved equity markets and net investment income.

•
The decrease in benefits losses and loss adjustment expenses resulted from a lower DAC Unlock charge. See Critical Accounting Estimates within the MD&A for a further discussion on the DAC Unlock. Declines can also be attributed to the decision to suspend sales in the Institutional segment, as well decreased in Global Annuity resulting from both the cession of the assumed International living benefits riders, and the base and rider contracts of the domestic variable annuity products directly written by a subsidiary of the Company.

•	See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.

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
HLIKK ceased writing new business in 2009, however these reinsurance agreements continue to cover the in-force business of HLIKK.
Reinsurance Ceded to Affiliates
Effective October 1, 2009, HLAI entered into a modified coinsurance (“modco”) and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and the affiliated captive reinsurer will reinsure 100% of the in-force and prospective variable annuities and riders written or reinsured by HLAI: direct written variable annuities and the associated GMDB and GMWB riders, variable annuity contract rider benefits written by HLIKK, which are reinsured to HLAI, annuity contracts and riders written by Union Security Insurance Company, an affiliate, that are reinsured to HLAI, annuitizations of and certain other settlement options offered under deferred annuity contracts.
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
Effective November 1, 2007, HLAI, a subsidiary insurance company (“Ceding Company”), entered into a modified coinsurance agreement with funds withheld with an affiliate captive reinsurer, Champlain Life Reinsurance Company (“Reinsurer”) to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction for U.S. GAAP. A standby unaffiliated third party Letter of Credit supports a portion of the statutory reserves that have been ceded to the Reinsurer.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued; valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities and contingencies relating to corporate litigation, goodwill and regulatory matters certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have material impact on the condensed consolidated financial statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. Further discussion of The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2009 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for September 30, 2010 results.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: Life’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 5 of the Notes to Consolidated Financial Statements for additional information on DAC. See Note 7 of the Notes to Consolidated Financial Statements for additional information on SIA. EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 7 of the Notes to Consolidated Financial Statements for additional information on death and other insurance benefit feature reserves.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock are as follows:
Three months ended September 30, 2010:

			Death and Other
			Insurance Benefit
Segment After-tax (charge) benefit	DAC	URR	Reserves	SIA	Total [1]
Global Annuity	$53	$—	$42	$1	$96
Retirement Plans	19	—	—	—	19
Life Insurance	30	(2)	1	(1)	28
Other	—	—	8	—	8

Total	$102	$(2)	$51	$—	$151

[1]
The most significant contributor to the Unlock benefit recorded during the third quarter of 2010 was actual separate account returns from July 1, 2010 to September 30, 2010 being above our aggregated estimated return and the impact of assumption updates.

Nine months ended September 30, 2010:

			Death and Other
			Insurance Benefit
Segment After-tax (charge) benefit	DAC	URR	Reserves	SIA	Total [1]
Global Annuity	$50	$—	$14	$1	$65
Retirement Plans	15	—	—	—	15
Life Insurance	24	4	1	(1)	28
Other	—	—	5	—	5

Total	$89	$4	$20	$—	$113

[1]
The most significant contributor to the Unlock benefit recorded during the nine months ended September 30, 2010 was actual separate account returns from January 1, 2010 to September 30, 2010 being above our aggregated estimated return and the impacts of assumption updates.

Three months ended September 30, 2009:

			Death and Other
			Insurance Benefit
Segment After-tax (charge) benefit	DAC	URR	Reserves	SIA	Total [2]
Global Annuity	$20	$(13)	$81	$(10)	$78
Retirement Plans	(1)	—	1	—	—
Life Insurance	(27)	7	(4)	—	(24)
Other [1]	—	—	8	—	8

Total	$(8)	$(6)	$86	$(10)	$62

[1]	Includes $(49) related to DAC recoverability associated with the decision to suspend sales in the U.K. variable annuity business.

[2]
The most significant contributor to the Unlock benefit recorded during the third quarter of 2009 was actual separate account returns from July 1, 2009 to September 30, 2009 being above our aggregated estimated return.

Nine months ended September 30, 2009:

			Death and Other
			Insurance Benefit
Segment After-tax (charge) benefit	DAC	URR	Reserves	SIA	Total [1]
Global Annuity	$(557)	$24	$(151)	$(48)	$(732)
Retirement Plans	(54)	—	(1)	(1)	(56)
Life Insurance	(91)	47	(4)	—	(48)
Other	—	—	(13)	—	(13)

Total	$(702)	$71	$(169)	$(49)	$(849)

[1]
The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 was actual separate account returns from January 1, 2009 to March 31, 2009 being significantly below our aggregated estimated return while the opposite was true for second and third quarters of 2009.

An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of September 30, 2010, the margin between the DAC balance and the present value of future EGPs was 6% for U.S. individual variable annuities. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable.
Goodwill Impairment
Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. Effective for the third quarter of 2010, The Hartford changed its reporting segments; however the reporting units were not impacted. A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. The variable life, universal life and term life components within Life Insurance have been aggregated into one reporting unit of Individual Life; the 401(k), 457 and 403(b) components of Retirement Plans have been aggregated into one reporting unit; and the retail mutual funds component of Mutual Funds has been aggregated into one reporting unit.
As of September 30, 2010, the Company had goodwill allocated to the following reporting units:

Segment
Goodwill
Individual Life within Life Insurance	$224
Retirement Plans	87
Mutual Funds	159

Total	$470

The Company completed its annual goodwill assessment for the individual reporting units as of January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit within Life Insurance. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the step two goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill.

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

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$46,365	78.4%	$40,403	75.6%
Fixed maturities, at fair value using the fair value option	554	0.9%	—	—
Equity securities, AFS, at fair value	402	0.7%	419	0.8%
Mortgage loans	3,392	5.7%	4,304	8.0%
Policy loans, at outstanding balance	2,127	3.6%	2,120	4.0%
Limited partnerships and other alternative investments	802	1.4%	759	1.4%
Other investments [1]	1,195	2.0%	338	0.6%
Short-term investments	4,300	7.3%	5,128	9.6%

Total investments excluding equity securities, trading	59,137	100.0%	53,471	100.0%
Equity securities, trading, at fair value [2]	2,286		2,443

Total investments	$61,423		$55,914

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2009 primarily due to increases in fixed maturities, AFS, and other investments, partially offset by declines in mortgage loans and short-term investments. The increase in fixed maturities, AFS, was largely the result of improved security valuations as a result of declining interest rates and, to a lesser extent, credit spread tightening, as well as the reinvestment of short-term investment proceeds, which contributed to the decline in short-term investments. The increase in other investments primarily related to increases in value related to derivatives. Partially offsetting these increases were declines in mortgage loans primarily from sales.
Net Investment Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$493	4.3%	$513	4.5%	$1,485	4.4%	$1,620	4.5%
Equity securities, AFS	4	4.0%	12	9.6%	11	3.7%	35	8.7%
Mortgage loans	48	5.7%	58	5.0%	148	5.3%	177	4.9%
Policy loans	31	5.8%	35	6.5%	98	6.1%	106	6.6%
Limited partnerships and other alternative investments	30	16.5%	(16)	(7.2%)	87	15.9%	(165)	(23.1%)
Other [3]	61		65		195		163
Investment expense	(18)		(23)		(48)		(55)

Total net investment income excl. equity securities, trading	649	4.5%	644	4.3%	1,976	4.6%	1,881	4.1%
Equity securities, trading	146		299		159		308

Total net investment income (loss)	$795		$943		$2,135		$2,189

[1]
Yields calculated using annualized investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding securities lending collateral and consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is Other, which primarily relates to derivatives (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
Total net investment income decreased largely due to equity securities, trading, resulting from deteriorations in market performance of the underlying investment funds supporting the European variable annuity product. Total net investment income, excluding equity securities, trading, increased primarily due to improved performance of limited partnerships and other alternative investments primarily within real estate and private equity funds, partially offset by lower income on fixed maturities resulting from a decline in average short-term interest rates.

Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2010	2009	2010	2009
Gross gains on sales	$99	$103	$404	$302
Gross losses on sales	(40)	(57)	(155)	(588)
Net OTTI losses recognized in earnings	(73)	(415)	(299)	(848)
Valuation allowance on mortgage loans	—	(44)	(111)	(136)
Japanese fixed annuity contract hedges, net [1]	11	(7)	22	28
Periodic net coupon settlements on credit derivatives/Japan	—	(2)	(4)	(25)
Results of variable annuity hedge program
GMWB derivatives, net	167	(191)	(116)	1,053
Macro hedge program	(443)	(328)	(210)	(692)

Total results of variable annuity hedge program	(276)	(519)	(326)	361
GMAB/GMWB/GMIB reinsurance	(224)	(420)	(780)	1,012
Coinsurance and modified coinsurance reinsurance contracts	(174)	—	669	—
Other, net [2]	115	(151)	109	(124)

Net realized capital losses	$(562)	$(1,512)	$(471)	$(18)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Primarily consists of losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives and fixed maturities, FVO, and other investment gains and losses.
Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•    Gross gains and losses on sales for the three and nine months ended September 30, 2010 were predominantly from sales of U.S. Treasuries, investment grade corporate securities and previously reserved mortgage loans in order to take advantage of attractive market opportunities.

•    Gross gains and losses on sales for the three and nine months September 30, 2009 were predominantly within corporate securities resulting primarily from efforts to reduce portfolio risk and within U.S. Treasuries in order to reallocate the portfolio to securities with more favorable return profiles.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Valuation allowances on mortgage loans	• For further information, see Valuation Allowances on Mortgage Loans within the Investment Credit Risk section of the MD&A.

Variable annuity hedge program
•    The gain on GMWB derivatives, net, for the three months ended September 30, 2010 was primarily due to liability model assumption updates of $164 and lower implied market volatility of $117, partially offset by losses due to a general decrease in long-term rates of $(94). The loss on GMWB derivatives, net, for the nine months ended September 30, 2010 was primarily due to a general decrease in long-term interest rates of $(309), partially offset by gains on liability model assumption updates of $164. The net loss on the macro hedge program was primarily the result of higher equity market valuation, time decay, and lower implied market volatility.

•    The loss on GMWB derivatives, net, for the three months ended September 30, 2009 was primarily due to liability model assumption updates of $(126) and a general decrease in long-term interest rates of $(97). The gain on GMWB derivatives, net, for the nine months ended September 30, 2009 was primarily due to outperformance of the underlying actively managed funds as compared to their respective indices of $510, liability model assumption updates of $306, and lower implied market volatility of $201, partially offset by losses on higher equity market valuation of $(194). For more information, see Note 3 of the Notes to Condensed Consolidated Financial Statements. The net losses on the macro hedge program for the three and nine months ended September 30, 2009 were primarily the result of a higher equity market valuation.

GMAB/GMWB/GMIB reinsurance
•    For the three and nine months ended September 30, 2010, the net loss on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an increase in Japan equity market volatility and a decrease in Japan interest rates, partially offset by the impact of credit standing.

•    The net loss for the three months ended September 30, 2009 on derivatives associated with GMAB, GMWB and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to changes in the credit market and liability model assumption updates for lapses and mortality. The net gain for the nine months ended September 30, 2009 was primarily due to liability model assumption updates for credit standing, an increase in the Japan equity markets, an increase in interest rates, and a decline in Japan equity market volatility.

Coinsurance and modified coinsurance reinsurance contracts
•    Under the reinsurance agreement with an affiliate, the losses experienced from the GMAB, GMWB, and GMIB reinsurance along with a portion of the net losses from GMWB derivatives are ceded to the affiliated reinsurer and result in a realized gain for the nine months ended September 30, 2010.

Other
•    Other, net gain for the three months ended September 30, 2010 was primarily due to gains of $91 on credit derivatives that assume credit risk driven by credit spreads tightening, gains of $22 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates, and gains of $15 on the Japan variable annuity hedges due to the appreciation of the Japanese yen. These gains were partially offset by net losses of $(30) related to the Japan 3Win hedging derivatives primarily due to the decrease in long-term interest rates.

•    Other, net gains for the nine months ended September 30, 2010 was primarily due to gains of $105 on credit derivatives, gains of $60 related to Japan variable annuity hedges due to the appreciation of the Japanese yen, and gains of $19 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates. These gains were partially offset by losses of $(117) on Japan 3Win hedging derivatives primarily due to the decrease in long-term interest rates and losses of $(36) on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI.

•    Other, net loss for the three months ended September 30, 2009 primarily resulted from losses of $(99) on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI. Other, net loss for the nine months ended September 30, 2009 primarily resulted from net losses of $(212) on credit derivatives driven by credit spreads tightening. These losses were partially offset by transactional foreign currency re-valuation gains of $85, predominantly on the internal reinsurance of the Japan variable annuity business.

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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2010, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2010, the Company has incurred no losses on derivative instruments due to counterparty default.
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
Investments
The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities, AFS, by Credit Quality

	September 30, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$6,382	$6,459	13.9%	$4,707	$4,552	11.3%
AAA	5,862	5,961	12.9%	6,564	5,966	14.8%
AA	6,309	6,150	13.3%	6,701	5,867	14.5%
A	12,141	12,619	27.2%	11,957	11,093	27.4%
BBB	12,274	12,592	27.1%	11,269	10,704	26.5%
BB & below	3,127	2,584	5.6%	3,086	2,221	5.5%

Total fixed maturities, AFS	$46,095	$46,365	100.0%	$44,284	$40,403	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to purchases of U.S. Treasuries and investment grade corporate securities, partially offset by rating agency downgrades primarily associated with commercial real estate. Fixed maturities, FVO, are not included in the above table as of September 30, 2010. These investments include AA-rated securities within the financial services sector, as well as BBB and lower rated commercial real estate (“CRE”) collateralized debt obligations (“CDOs”). The majority of these CRE CDOs have been downgraded since purchase. For further discussion on the election of fair value option, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.
Securities by Type

	September 30, 2010					December 31, 2009
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$1,766	$23	$(198)	$1,591	3.4%	$1,596	$13	$(248)	$1,361	3.4%
Small business	361	—	(133)	228	0.5%	418	—	(185)	233	0.6%
Other	313	34	(21)	326	0.7%	330	18	(39)	309	0.8%
CDOs
Collateralized loan obligations (“CLOs”)	1,709	—	(173)	1,536	3.3%	1,997	—	(208)	1,789	4.4%
CREs	579	12	(277)	314	0.7%	1,157	14	(804)	367	0.9%
Other	3	—	—	3	—	4	5	—	9	—
CMBS
Agency backed [1]	260	17	—	277	0.6%	62	3	—	65	0.2%
Bonds	4,862	116	(590)	4,388	9.5%	6,138	33	(1,519)	4,652	11.5%
Interest only (“IOs”)	505	55	(14)	546	1.2%	644	40	(36)	648	1.6%
Corporate
Basic industry [2]	2,110	173	(31)	2,251	4.9%	1,794	78	(45)	1,827	4.5%
Capital goods	2,096	235	(22)	2,309	5.0%	2,078	100	(33)	2,145	5.3%
Consumer cyclical	1,310	113	(8)	1,415	3.1%	1,324	53	(33)	1,344	3.3%
Consumer non-cyclical	4,161	453	(8)	4,606	9.8%	3,260	205	(15)	3,450	8.6%
Energy	2,350	249	(11)	2,588	5.6%	2,239	130	(13)	2,356	5.8%
Financial services	5,182	272	(352)	5,102	10.9%	5,054	84	(590)	4,548	11.3%
Tech./comm.	2,843	278	(26)	3,095	6.7%	2,671	145	(40)	2,776	6.9%
Transportation	652	65	(4)	713	1.5%	544	16	(19)	541	1.3%
Utilities	4,528	434	(17)	4,945	10.6%	3,790	161	(52)	3,899	9.7%
Other [2]	533	11	(18)	489	1.1%	867	13	(99)	781	1.9%
Foreign govt./govt. agencies	1,143	119	(4)	1,258	2.7%	824	35	(13)	846	2.1%
Municipal	1,005	27	(70)	962	2.1%	971	3	(194)	780	1.9%
Residential mortgage-backed securities (“RMBS”)
Agency	2,761	95	(3)	2,853	6.2%	2,088	63	(5)	2,146	5.3%
Non-agency	108	—	(5)	103	0.2%	125	—	(14)	111	0.3%
Alt-A	153	2	(23)	132	0.3%	187	—	(52)	135	0.3%
Sub-prime	1,441	11	(446)	1,006	2.2%	1,565	5	(626)	944	2.3%
U.S. Treasuries	3,361	45	(77)	3,329	7.2%	2,557	5	(221)	2,341	5.8%

Fixed maturities, AFS	46,095	2,839	(2,531)	46,365	100.0%	44,284	1,222	(5,103)	40,403	100.0%
Equity securities
Financial services	199	—	(46)	153		273	4	(51)	226
Other	209	41	(1)	249		174	34	(15)	193

Equity securities, AFS	408	41	(47)	402		447	38	(66)	419

Total AFS securities	$46,503	$2,880	$(2,578)	$46,767		$44,731	$1,260	$(5,169)	$40,822

Fixed maturities, FVO				$554					$—

[1]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The Company continues to rebalance its AFS investment portfolio to securities with more favorable risk/return profiles, in particular investment grade corporate securities, while reducing its exposure to real estate related securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to declining interest rates and, to a lesser extent, credit spread tightening. The following sections highlight the Company’s significant investment sectors.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	September 30, 2010			December 31, 2009
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$167	$174	$7	$151	$152	$1
AA	1,479	1,511	32	1,311	1,273	(38)
A	2,586	2,496	(90)	2,702	2,373	(329)
BBB	993	925	(68)	805	681	(124)
BB & below	156	149	(7)	358	295	(63)

Total	$5,381	$5,255	$(126)	$5,327	$4,774	$(553)

The improvement in the net unrealized loss position was attributed to improved security valuations resulting from increasing confidence in this sector, as well as sales. During the third quarter, in general, financial companies continued to stabilize with improved earnings performance, positive credit trends and strengthened capital and liquidity positions. In addition, the Dodd-Frank Act was signed into law and regulators finalized the Basel III agreement in an attempt to strengthen capital standards. Despite these positive impacts, financial companies remain vulnerable to ongoing stress in the real estate markets, high unemployment and global economic uncertainty, which could potentially result in declines in the Company’s net unrealized position.
Commercial Mortgage Loans
The following tables present the Company’s exposure to commercial mortgage-backed securities (“CMBS”) bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the Securities by Type table above. This sector appears to be stabilizing although security prices may be adversely impacted by pressures from commercial real estate market fundamentals, including lower rent rates and increased delinquencies. The Company continues to reduce its exposure to real estate related securities through sales. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]
September 30, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$613	$628	$66	$63	$38	$32	$9	$8	$18	$16	$744	$747
2004	313	334	31	27	36	30	24	17	6	5	410	413
2005	357	374	101	83	106	75	106	79	64	49	734	660
2006	938	955	410	361	280	216	291	191	275	206	2,194	1,929
2007	276	254	42	37	—	—	190	124	242	193	750	608
2008	30	31	—	—	—	—	—	—	—	—	30	31

Total	$2,527	$2,576	$650	$571	$460	$353	$620	$419	$605	$469	$4,862	$4,388

Credit protection	27.8%		22.9%		11.7%		12.8%		10.8%		21.1%
December 31, 2009

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,198	$1,192	$159	$120	$50	$34	$14	$13	$6	$4	$1,427	$1,363
2004	342	338	61	39	27	17	15	7	—	—	445	401
2005	490	449	199	133	126	72	87	54	61	45	963	753
2006	1,293	1,091	374	238	377	167	244	95	199	71	2,487	1,662
2007	283	223	36	24	116	42	180	88	201	96	816	473

Total	$3,606	$3,293	$829	$554	$696	$332	$540	$257	$467	$216	$6,138	$4,652

Credit protection	27.4%		21.5%		13.3%		11.7%		9.1%		22.2%

[1]	The vintage year represents the year the pool of loans was originated.

CRE CDOs [1] [2]
September 30, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$20	$19	$12	$8	$61	$33	$112	$50	$55	$20	$260	$130
2004	—	—	6	4	35	18	35	18	19	4	95	44
2005	—	—	—	—	11	7	8	6	8	3	27	16
2006	—	—	—	—	16	10	16	12	20	14	52	36
2007	—	—	—	—	29	18	14	11	32	19	75	48
2008	—	—	—	—	8	5	6	5	24	13	38	23
2009	—	—	—	—	9	6	4	3	14	5	27	14
2010	—	—	—	—	2	1	1	1	2	1	5	3

Total AFS	$20	$19	$18	$12	$171	$98	$196	$106	$174	$79	$579	$314

Total FVO [3]		$—		$24		$60		$81		$61		$226

Credit protection	66.0%		16.1%		32.2%		22.0%		25.5%		26.3%
December 31, 2009

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$37	$24	$30	$15	$65	$24	$143	$38	$53	$7	$328	$108
2004	18	11	70	22	33	8	24	3	20	3	165	47
2005	16	8	73	12	23	6	39	5	22	5	173	36
2006	23	12	108	33	76	23	62	20	21	10	290	98
2007	51	26	12	3	20	5	26	8	15	10	124	52
2008	17	9	—	—	5	1	15	4	13	3	50	17
2009	12	6	—	—	2	—	4	1	9	2	27	9

Total	$174	$96	$293	$85	$224	$67	$313	$79	$153	$40	$1,157	$367

Credit protection	39.9%		10.9%		22.4%		35.0%		31.3%		26.8%

[1]
The vintage year represents the year that the underlying collateral in the pool was originated. Individual CRE CDO amortized cost and fair value are allocated by the proportion of collateral within each vintage year.

[2]
For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in recent vintage years represents reinvestment under these CRE CDOs.

[3]	For further discussion on the election of fair value option, see Note 3 of the Notes to Condensed Consolidated Financial Statements.
CMBS — IOs [1]
September 30, 2010

	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$152	$172	$—	$—	$—	$—	$—	$—	$152	$172
2004	98	112	—	—	—	—	—	—	98	112
2005	135	143	—	—	1	1	—	—	136	144
2006	72	68	—	—	—	—	—	—	72	68
2007	47	50	—	—	—	—	—	—	47	50

Total	$504	$545	$—	$—	$1	$1	$—	$—	$505	$546

December 31, 2009

	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$224	$241	$—	$—	$—	$—	$—	$—	$224	$241
2004	123	130	—	—	—	—	—	—	123	130
2005	160	156	—	—	1	1	—	—	161	157
2006	79	68	2	1	—	—	1	1	82	70
2007	54	50	—	—	—	—	—	—	54	50

Total	$640	$645	$2	$1	$1	$1	$1	$1	$644	$648

[1]	The vintage year represents the year the pool of loans was originated.

In addition to CMBS, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2010, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings. In general, the commercial real estate market appears to be stabilizing, although recovery is expected to be slow.
Commercial Mortgage Loans

	September 30, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Whole loans	$2,594	$(20)	$2,574	$2,505	$(26)	$2,479
A-Note participations	308	—	308	326	—	326
B-Note participations	196	(6)	190	508	(131)	377
Mezzanine loans	177	(40)	137	856	(100)	756

Total [2]	$3,275	$(66)	$3,209	$4,195	$(257)	$3,938

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes agricultural mortgage loans. For further information on the total mortgage loan portfolio, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
Since December 31, 2009, the Company significantly reduced its exposure to B-Note participations and mezzanine loans primarily through sales and as of September 30, 2010, the Company has identified an additional $11 of carrying value as held-for-sale, with valuation allowances of $5. These loans are included in the table above.
At origination, the weighted average loan-to-value (“LTV”) ratio of the Company’s commercial mortgage loan portfolio was approximately 63%. As of September 30, 2010, the current weighted average LTV ratio was approximately 76%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.
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

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Percent	Value	Percent
Hedge funds	$35	4.4%	$105	13.8%
Mortgage and real estate funds	135	16.8%	124	16.4%
Mezzanine debt funds	71	8.9%	66	8.7%
Private equity and other funds	561	69.9%	464	61.1%

Total	$802	100.0%	$759	100.0%

The decline in hedge funds since December 31, 2009 was primarily attributable to redemptions, while private equity and other funds increased primarily due to market value appreciation.

Available-for-Sale Securities — Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of September 30, 2010 and that these securities have sufficient expected future cash flows to recover the entire amortized cost basis, are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads return to more normalized levels.
Most of the securities depressed over 20% for greater than nine months are structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. These securities have a weighted average current rating of BBB+. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment analysis. The Company’s best estimate of future cash flows utilized in its impairment analysis involves both macroeconomic and security specific assumptions that may differ based on security type, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates and property value declines. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
The same market conditions noted above also apply to AFS securities depressed over 50% for greater than twelve months, which consist primarily of structured securities with exposure to commercial and residential real estate. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments, and accordingly the Company has concluded that no credit impairment exists on these securities. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
For the CMBS and CRE CDOs which are included in the AFS securities depressed over 50% for greater than twelve months, current market pricing reflects market illiquidity and higher risk premiums. The illiquidity and risk premiums are the result of the underlying collateral performance to date and the potential uncertainty in the securities’ future cash flows. Because of the uncertainty surrounding the future performance of commercial real estate, market participants are requiring substantially greater returns, in comparison to the securities’ stated coupon rate, to assume the associated securities’ credit risk. If the securities’ collateral underperforms macroeconomic and collateral assumptions in the future, loss severities may be significant as a result of the structure of the security. In addition, the majority of these securities have a floating-rate coupon referenced to a market index such as LIBOR. When the reference rate declines, the valuation of the respective security may also decline. LIBOR rates have declined substantially after these CMBS and CRE CDOs were purchased. For further information regarding the Company’s security valuation process, see Note 3 of the Notes to Condensed Consolidated Financial Statements. For further information regarding the future collateral cash flows assumptions included in the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk section of this MD&A. For further discussion on the Company’s ongoing security monitoring process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments section in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	September 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss
Three months or less	200	$1,774	$1,738	$(36)	766	$5,878	$5,622	$(256)
Greater than three to six months	219	499	470	(29)	39	161	143	(18)
Greater than six to nine months	60	214	198	(15)	172	1,106	931	(175)
Greater than nine to twelve months	82	667	589	(72)	62	1,501	1,205	(296)
Greater than twelve months	1,024	12,141	9,684	(2,426)	1,434	15,309	10,885	(4,424)

Total	1,585	$15,295	$12,679	$(2,578)	2,473	$23,955	$18,786	$(5,169)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	September 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss
Three months or less	39	$156	$117	$(39)	79	$591	$395	$(196)
Greater than three to six months	51	271	197	(74)	16	52	36	(16)
Greater than six to nine months	11	47	35	(12)	99	1,237	844	(393)
Greater than nine to twelve months	28	164	115	(49)	67	1,201	801	(400)
Greater than twelve months	409	4,132	2,534	(1,592)	585	6,235	3,115	(3,120)

Total	538	$4,770	$2,998	$(1,766)	846	$9,316	$5,191	$(4,125)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	September 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	10	$43	$19	$(24)	42	$132	$46	$(86)
Greater than three to six months	14	72	31	(41)	11	5	2	(3)
Greater than six to nine months	—	—	—	—	51	175	69	(106)
Greater than nine to twelve months	8	13	4	(9)	52	499	173	(326)
Greater than twelve months	114	839	286	(553)	205	2,105	601	(1,504)

Total	146	$967	$340	$(627)	361	$2,916	$891	$(2,025)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
ABS	$—	$41	$5	$47
CDOs
CREs	33	153	122	242
Other	—	21	—	23
CMBS
Bonds	21	69	111	118
IOs	1	—	1	17
Corporate	14	43	16	148
Equity	—	24	5	100
RMBS
Non-agency	1	2	2	3
Alt-A	—	28	8	29
Sub-prime	3	34	29	119
U.S. Treasuries	—	—	—	2

Total	$73	$415	$299	$848

Three and nine months ended September 30, 2010
For the three and nine months ended September 30, 2010, impairments recognized in earnings were comprised of credit impairments of $52 and $273, respectively, impairments on equity securities of $0 and $5, respectively, and impairments on debt securities for which the Company intends to sel1 of $21 and $21, respectively.
Credit impairments were primarily concentrated in structured securities associated with commercial and residential real estate which were impaired primarily due to continued property-specific deterioration of the underlying collateral and increased delinquencies. The Company calculated these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a loan by loan collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. Those assumptions included CMBS peak-to-trough property value declines, on average, of 37% and RMBS peak-to-trough property value declines, on average, of 35%. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three and nine months ended September 30, 2010 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s loan-by-loan collateral review.

The loan-by-loan collateral review is performed to estimate potential future losses. This review incorporates assumptions about expected future collateral cash flows, including projected rental rates and occupancy levels that varied based on property type and sub-market. The results of the loan by loan collateral review allowed the Company to estimate the expected timing of a security’s first loss, if any, and the probability and severity of potential ultimate losses. The Company then discounted these anticipated future cash flows at the security’s book yield prior to impairment. The results of cash flow modeling utilized by the Company result in cumulative collateral loss rates that vary by vintage year. For the 2007 vintage year, the Company’s cash flow modeling resulted in cumulative collateral loss rates for CMBS and sub-prime RMBS of approximately 12% and 44%, respectively.
Impairments on securities for which the Company has the intent to sell were primarily CMBS where market pricing continues to improve and the Company would like the ability to reduce its exposure to certain variable-rate CMBS.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $21 and $358, respectively, for the three and nine months ended September 30, 2010, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used and property performance below current expectations.
Three and nine months ended September 30, 2009
For the three and nine months ended September 30, 2009, the Company recognized $415 and $848, respectively, of impairments recognized in earnings. Of these losses, $378 and $657, respectively, represented credit impairments primarily concentrated in CRE CDOs, CMBS bonds and below prime RMBS. Also included were impairments on equity securities of $24 and $100, respectively, largely related to below investment grade hybrid securities, as well as debt securities for which the Company intended to sell of $13 and $91, respectively, mainly comprised of corporate financial services securities.
Valuation Allowances on Mortgage Loans
The following table presents additions to valuation allowances on mortgage loans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Credit-related concerns	$—	$44	$43	$136
Held for sale
B-note participations	—	—	10	—
Mezzanine loans	—	—	51	—
Agricultural loans	—	—	7	—

Total	$—	$44	$111	$136

CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company’s insurance operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
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
As interest rates decline, certain mortgage-backed securities are more susceptible to pay downs and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.

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

Equity Product Risk
The Company’s equity product risk is managed at the Life Operations level of the Hartford Financial Services Group (“HFSG”). The disclosures in the following equity product risk section are reflective of Life Operations risk management program, including reinsurance with third parties and the dynamic and macro derivative hedging programs which are structured at a parent company level. The following disclosures are also reflective of the Company’s reinsurance of the majority of variable annuities with living and death benefit riders to an affiliated captive reinsurer, effective October 1, 2009. See Note 11 Transactions with Affiliates for further information on the reinsurance transaction.
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

GMWB and Intercompany Reinsurance of GMWB and GMIB
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB rider. In the second quarter of 2009, the Company suspended all product sales in the U.K. The Company’s new U.S. variable annuity product, launched in October 2009, does not offer a GMWB. Declines in the equity markets will increase the Company’s liability for these benefits. The Company reinsures a majority of the GMWB benefits with an affiliated captive reinsurer. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of September 30, 2010 and December 31, 2009, 54% and 55%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after internal and external reinsurance, as of September 30, 2010 and December 31, 2009, was $0.6 billion and $0.8 billion, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an ‘in the money’ GMWB at their death or their account value is reduced to a specified minimum level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis, and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $0.6 billion. For additional information on the Company’s GMWB liability, see Note 3 of Notes to Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMWB and GMIB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and in the fourth quarter of 2009 the Company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 11 Transactions with Affiliates for further discussion.
GMDB and Intercompany Reinsurance of GMDB
The majority of the Company’s variable annuity contracts include a GMDB rider. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer and an external reinsurer. Declines in the equity market will increase the Company’s liability GMDB riders. The Company’s total gross exposure (i.e. before reinsurance) to U.S. GMDB’s as of September 30, 2010 and December 31, 2009 is $15.1 billion and $18.4 billion, respectively. The Company will incur these payments in the future only if the policyholder has an ‘in-the-money’ GMDB at their time of death. As of September 30, 2010 and December 31, 2009, 68% and 73%, respectively, of all unreinsured U.S. GMDB in-force contracts were ‘in the money’. As of September 30, 2010, of the remaining net amount at risk for the GMDB benefit after the Company’s 55% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. As of December 31, 2009, of the remaining net amount at risk for GMDB benefit after the Company’s 53% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance), referred to as the retained net amount at risk, is $2.1 billion and $2.6 billion, as of September 30, 2010 and December 31, 2009. For additional information on the Company’s GMDB liability, see Note 7 of Notes to Condensed Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMDB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and, in the fourth quarter, the company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 11, Transactions with Affiliates for further discussion.
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
The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures displayed above by variable annuity guarantees, as of September 30, 2010:

		Customized	Dynamic	Macro
Variable Annuity Guarantee	Reinsurance [1]	Derivative	Hedging [2]	Hedging [3]
GMDB	✓			✓
GMDB (Assumed)	✓			✓
GMWB	✓	✓	✓	✓
For Life Component of GMWB	✓			✓
GMIB (Assumed)	✓			✓
GMAB (Assumed)	✓			✓

[1]
The Company cedes the GMDB and GMWB including “for life component of GMWB”, written by HLAI, and GMDB, GMIB and GMAB assumed by HLAI from HLIKK, to an affiliated captive reinsurer. See Note 11 Transactions with Affiliates for further discussion.

[2]
Through the third quarter of 2010, the Company continued to maintain a reduced level of dynamic hedge protection on GMWB while placing a greater relative emphasis on the protection of statutory surplus through the inclusion of a macro hedging program. This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. U.S. GAAP fair value volatility will be driven by a reduced level of dynamic hedge protection and macro program positions.

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
Dynamic Hedging
The Company’s dynamic hedging program uses derivative instruments to provide protection against the risk associated with the GMWB variable annuity product guarantees including equity market declines, equity implied volatility, and declines in interest rates (See Market Risk on Statutory Capital below). The Company uses hedging instruments including: interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. During the first quarter and early in the second quarter of 2010, the Company added additional volatility protection. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions, and the relative emphasis placed on various risk management objectives.

Macro Hedging
The Company’s macro hedging program uses derivative instruments such as options, futures, and forwards on equities, interest rates, and currencies to partially hedge the statutory tail scenario risk arising from U.S., U.K. and Japan GMWB, GMDB, GMIB and GMAB statutory liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). During the third quarter, the Company added more equity macro hedge coverage and added additional currency protection. The macro hedge program will result in additional cost and U.S. GAAP earnings volatility in times of market increases as changes in the value of the macro hedge derivatives, which is designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
Hedging Impact
During the quarter ended September 30, 2010, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax loss of $637 primarily driven by the transfer of the increase of $349 in GMWB liabilities to an affiliated reinsurer, increases in U.S. equity markets of approximately 11%, a weakened Yen of approximately 5% against the Euro, and decreases in interest rates of approximately 43 basis points, partially offset by strengthened Yen of approximately 5% against USD, and decrease in volatility of approximately 4%. See Note 11 Transactions with Affiliates for further discussion.
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
Further downgrades to the credit ratings of the Company’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, further downgrades may give derivative counterparties the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, further downgrades may result in counterparties becoming unwilling to engage in additional over-the-counter (“OTC”) derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using a combination of cash and exchange-traded instruments, in addition to using the available OTC derivatives.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2010, is $220. Of this $220, the legal entities have posted collateral of $245 in the normal course of business. Based on derivative market values as of September 30, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of September 30, 2010
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1 [1]	$13,340	$482

[1]
The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.9 billion and a fair value of $214, for which the Company has a contractual right to make a collateral payment in the amount of approximately $55 to prevent its termination.

Insurance Operations
As of September 30, 2010, the Company’s total assets under management were $300.9 billion. Of the total assets under management, approximately $226.2 billion is held in separate accounts, within mutual funds or were held in international statutory separate accounts. Mutual funds are not recorded on the Company’s balance sheet. The remaining $74.7 billion was held in the Company’s general account supported by the Company’s general account invested assets of $59.1 billion including a significant short-term investment position to meet liquidity needs. As of September 30, 2010 and December 31, 2009, the Company held total fixed maturity investments of $51.2 billion and $45.5 billion, respectively. As of September 30, 2010, the Company’s cash and short-term investments of $4.7 billion, included $1.5 billion of collateral received from, and held on behalf of, derivative counterparties and $267 of collateral pledged to derivative counterparties. The Company also held $3.3 billion of treasury securities, of which $245 had been pledged to derivative counterparties.
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
Capital resources available to fund liquidity, upon contract holder surrender, is a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Global Annuity and Life Insurance will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement Plans will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s European insurance operations will be generally funded by the legal entity in the country in which the obligation was generated.
As of September 30, 2010, $10.7 billion of contract holder obligations relate to the Company’s Global Annuity. Fixed MVA annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value equal to the market value adjusted surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the market value adjusted surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows and short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease to statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the market value adjusted surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.
As of September 30, 2010, $1.0 billion in GIC contracts are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. The market value adjustment feature in the GIC contract serves to protect the Company from interest rate risks and limit the Company’s liquidity requirements in the event of surrender.
As of September 30, 2010, $20.5 billion of general account liabilities are subject to surrenders or policy loans, which include the general account option for Global Annuity’s individual variable annuities and Life Insurance’s variable life contracts, the general account option for Retirement Plans’ annuities, the general account option for Mutual Funds’ Canadian individual variable annuities and universal life contracts sold by Life Insurance may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to acquire additional liquidity from the HFSG Holding Company or take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

The remaining $42.5 billion on contractholder obligations relates to contracts without a surrender provision and/or fixed payout dates such as payout annuities or institutional notes, other than guaranteed investment products with a market value adjustment feature or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on the Company’s liquidity requirements.

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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 20, 2010:

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
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $6 billion as of September 30, 2010 and $5.4 billion as of December 31, 2009, respectively. The statutory surplus amount as of December 31, 2009 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of September 30, 2010, is an estimate, as the 2010 statutory filings have not yet been made.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk” above.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see the information contained under “Litigation” in Note 9 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
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
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K Annual Report and Note 1 of Notes to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Capital Markets Risk Management section of Management’s Discussion and Analysis for a discussion of the Company’s market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2010.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Litigation” under Note 9 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
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
The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign exchange rates and global real estate market deterioration which may have a material adverse effect on our results of operations, financial condition and liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and global real estate market deterioration.
One important exposure to equity risk relates to the potential for lower earnings associated with certain of our wealth management businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. The decline in equity markets over the last several years has significantly reduced assets under management and related fee income during that period. In addition, certain of our products offer guaranteed benefits which increase our potential obligation and statutory surplus exposure should equity markets decline. Due to declines in equity markets, our liability for these guaranteed benefits has significantly increased and our statutory surplus position has decreased. Further sustained declines in equity markets may result in the need to devote significant additional surplus to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six-to-twelve month time period, certain of our wealth management businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. In a declining rate environment, due to the long-term nature of the liabilities associated with certain of our life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks, increased hedging costs, spread compression and capital volatility. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and increases in the net unrealized loss position of our investment portfolio will likely result. In addition, losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted, or MVA, annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional surplus to support the product.

Our primary foreign currency exchange risks are related to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan and U.K. variable annuities. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated annuity products. In comparison, certain of our annuity products offer guaranteed benefits which could substantially increase our exposure to pay yen denominated obligations should the yen strengthen versus other currencies, generating losses and statutory surplus strain. Correspondingly, a strengthening of the U.S. dollar compared to other currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds, generating losses and statutory surplus strain.
Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. The recent deterioration in the global real estate market, as evidenced by increases in property vacancy rates, delinquencies and foreclosures, has negatively impacted property values and sources of refinancing resulting in market illiquidity and risk premiums that reflect the current uncertainty in the real estate market. Should these trends continue, further reductions in net investment income associated with real estate partnerships, impairments of real estate backed securities and increases in our valuation allowance for mortgage loans may result.
If significant, further declines in equity prices, changes in U.S. interest rates, changes in credit spreads, the strengthening or weakening of foreign currencies against the U.S. dollar, and global real estate market deterioration, individually or in combination, could continue to have a material adverse effect on our consolidated results of operations, financial condition and liquidity both directly and indirectly by creating competitive and other pressures including, but not limited to, employee retention issues and the potential loss of distributors for our products. In addition, in the conduct of our business, there could be scenarios where in order to reduce risks, fulfill our obligations or to raise incremental liquidity, we would sell assets at a loss.
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
The amount of statutory surplus that we have and the amount of statutory surplus that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market, credit market, interest rate and foreign currency conditions, changes in policyholder behavior and changes in rating agency models.
Accounting standards and statutory surplus and reserve requirements for us and our licensed insurance company subsidiaries are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners, or the NAIC. Insurance regulators have established regulations that provide minimum capitalization requirements based on Risk Based Capital (“RBC”) formulas for life insurance companies. The RBC formula for life insurance companies establishes surplus requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us and our life insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional surplus the Company and its life insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by our statutory surplus amounts and RBC ratios and those of our life insurance subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory surplus we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase resulting in lower RBC ratios. Due to all of these factors, projecting statutory surplus and the related RBC ratios is complex. In 2009, our financial strength and credit ratings were downgraded by multiple rating agencies. If our statutory surplus resources are insufficient to maintain a particular rating by one or more rating agencies, The Hartford may seek to raise additional capital through public or private equity or debt financing. If it does not raise additional capital, either at its discretion or because it is unable to do so, our financial strength and credit ratings might be further downgraded by one or more rating agencies.
Item 6. EXHIBITS
See Exhibits Index on page 83.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Glenn D. Lammey

Glenn D. Lammey
Executive Vice President and Chief Financial Officer
November 2, 2010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
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