Form 10-K
period 2010-12-31
HARTFORD LIFE INSURANCE CO
filed 2011-02-25
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Securities registered pursuant to Section 12(b) of the Act: Floating Rate IncomeNotes(sm) due 2011
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non Accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2010 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
As of February 18, 2011, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

*	Item prepared in accordance with General Instruction I (2) of Form 10-K.

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. Risk Factors. These important risks and uncertainties include:
•
uncertainties related to the Company’s current operating environment, which reflect constrained capital and credit markets and uncertainty about the timing and strength of an economic recovery, and whether management’s efforts to identify and address these risks will be timely and effective;

•	risks associated with our continued execution of steps to realign our business and reposition our investment portfolio, including the potential need to take other actions;
•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, and implied volatility levels, as well as uncertainty in key sectors such as the global real estate market, that continued to pressure our results in 2010;

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

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;
•	losses due to nonperformance or defaults by others;
•	the potential for further acceleration of deferred policy acquisition cost amortization;
•	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;
•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;
•	the possibility of a pandemic, earthquake or other natural or man-made disaster that may adversely affect our businesses and cost and availability of reinsurance;
•
weather and other natural physical events, including the severity and frequency of storms, hail, winter storms, hurricanes and tropical storms, as well as climate change and its potential impact on weather patterns;

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

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Act, which will, among other effects, vest a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions;

•
the potential effect of domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products;

•	the Company’s ability to distribute its products through distribution channels, both current and future;
•	limitations on the ability of the Company’s subsidiaries to declare and pay dividends to the Company;
•	the risk that our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our business;
•	the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster or other unanticipated events;
•	the potential for difficulties arising from outsourcing relationships;
•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;
•	the impact of potential changes in accounting principles and related financial reporting requirements;
•	the Company’s ability to protect its intellectual property and defend against claims of infringement;
•	unfavorable judicial or legislative developments; and
•	other factors described in such forward-looking statements.
Any forward-looking statement made by the Company in this document speaks only as of the date of the filing of this Form 10-K. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “the Company”, “we” or “our”), is an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), an insurance and financial services company. HLIC is among the largest providers of insurance and investment products in the United States. The Company also assumes fixed annuity products and living and death benefit riders on variable annuities from The Hartford’s Japan operations and also cedes insurance risks to affiliates and third party reinsurance companies. At December 31, 2010, total assets and total stockholder’s equity were $231.8 billion and $8.2 billion, respectively.
Reporting Segments
The Company is organized into four reporting segments: Global Annuity, Life Insurance, Retirement Plans and Mutual Funds. The Company’s Other category includes: assumed and ceded reinsurance of death and living benefits from The Hartford’s Japan operations; its leveraged private placement life insurance (“PPLI”) product line of business; corporate items not directly allocated to any of its reporting segments; certain direct group life and group disability insurance that is ceded to an affiliate; as well as certain fee income and commission expense associated with sales of non-proprietary products by broker-dealer subsidiaries.
For disclosures on revenues, net income and assets for each reporting segment, see Note 2 of the Notes to Consolidated Financial Statements.
The Company provides investment products for over 6 million customers and life insurance products for approximately 695,000 customers.
As part of The Hartford’s strategic decision to focus on its U.S. businesses, the Company suspended all new sales in its European operations in the second quarter of 2009 and divested its Brazil joint venture, Canadian mutual fund business and its offshore insurance business in 2010. Additionally, in the fourth quarter of 2009, the Company completed a strategic review of certain institutional businesses and decided to exit several businesses that were determined to be outside of the Company’s core business model.
Principal Products
Global Annuity offers individual variable, fixed market adjusted (“MVA”), and single premium immediate annuities in the U.S. and administers investments, retirement savings and other insurance and savings products to individuals and groups outside of the U.S, primarily in Europe. The Company will continue to service existing business written with institutional customers in the form of structured settlements, guaranteed investment products and annuities, but has decided to not actively market those types of contracts. Certain guaranteed investment products may be offered on a selective basis.
Life Insurance offers a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life, and term life, as well as variable private placement life insurance (“PPLI”) owned by corporations and high net worth individuals.
Retirement Plans provides retirement products and services to businesses pursuant to Section 401(k) of the Internal Revenue Code of 1986 (“the IRS Code”), as well as, products and services to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the IRS Code.
Mutual Funds offer retail, proprietary, investment-only mutual funds and 529 college savings plans to investors.
Marketing and Distribution
Global Annuity’s distribution network includes national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties. The Company’s primary wholesaler of its individual annuities is Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”) which are indirect wholly-owned subsidiaries of Hartford Life, Inc. HLD provides sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States.
Life Insurance’s distribution network includes national and regional broker-dealer organizations, banks, independent agents, independent life and property-casualty agents, and Woodbury Financial Services, an indirect, wholly-owned subsidiary retail broker-dealer. PPLI’s distribution network includes: specialized brokers with expertise in the large case market; financial advisors that work with individual investors; investment banking and wealth management specialists; benefits consulting firms; investment consulting firms employed by retirement plan sponsors; and The Hartford employees.
Retirement Plans distribution network includes The Hartford’s employees with extensive retirement experience selling its products and services through national and regional broker-dealer firms, banks and other financial institutions.
Mutual Fund sales professionals are segmented into two teams; a retail team and an institutional team. The retail team, through its internal wholesaler HLD, distributes The Hartford’s open-end funds and 529 College Savings funds to national and regional broker-dealer organizations, banks and other financial institutions, independent financial advisors and registered investment advisors. The institutional team distributes The Hartford’s funds to professional buyers, such as broker-dealer wrap, consultants, record keepers, and bank trust groups.

Competition
Global Annuity competes with other life insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors, asset managers, and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service. Global Annuity’s U.S. annuity deposits continue to decline due to competitive activity and the Company’s product and risk decisions. Many competitors have responded to the equity market volatility by increasing the price of their living benefit products and changing the level of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In 2010, the Company transitioned to a new variable annuity product designed to meet customers future income needs while abiding by the risk tolerances of the Company.
Life Insurance competes with other life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Product sales are affected primarily by the availability and price of reinsurance, volatility in the equity markets, breadth and quality of life insurance products being offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, and the quality of underwriting and customer service. The individual life industry continues to see a distribution shift away from the traditional life insurance sales agents to the consultative financial advisor as the place people go to buy their life insurance. Life Insurance’s regional sales office system is a differentiator in the market and allows it to compete effectively across multiple distribution outlets.
Retirement Plans compete with other insurance carriers, large investment brokerage companies and large mutual fund companies. The 401(k), 457, and 403(b) products offer mutual funds wrapped in variable annuities, variable funding agreements, or mutual fund retirement products. Plan sponsors seek a diversity of available funds and favorable fund performance. Consolidation among industry providers has continued as competitors increase scale advantages.
Mutual Funds compete with other mutual fund companies along with investment brokerage companies and differentiate themselves through product solutions, performance, and service. In this non-proprietary broker sold market, the Company and its competitors compete aggressively for net sales.
Reserves
The Company and its insurance subsidiaries establish and carry as liabilities, predominantly, five types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid losses, including those that have been incurred but not yet reported, (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums, (4) fair value reserves for living benefits embedded derivative guarantees; and (5) death and living benefit reserves which are computed based on a percentage of revenues less actual claim costs. The liabilities for unpaid losses and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect the Company’s actual experience when appropriate. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.
Reinsurance
The Company cedes insurance risk to reinsurance companies. Reinsurance does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance accounting is followed for ceded transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). The Company cedes certain insurance risks to various affiliate entities to enable the Company to manage capital and risk exposure. For further discussion of reinsurance, see Note 5 and Note 16 of the Notes to Consolidated Financial Statements. If the ceded transactions do not provide risk transfer, the Company accounts for these transactions as financing transactions.
Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Investment Credit Risk Section of the MD&A.

Risk Management
The Company’s risk management function is part of The Hartford’s overall risk management program. The Hartford has an independent enterprise risk management function (“ERM”) whose responsibility it is to provide a comprehensive, in depth, and transparent view of The Hartford’s risk on an aggregated basis and to ensure The Hartford’s risks remain within tolerance. ERM is led by the Chief Risk Officer who reports to the Chief Executive Officer. ERM is staffed with risk professionals focused on insurance risk, investment risk, market risk, and operational risk. The mission of ERM is to support The Hartford in achieving its strategic priorities within an agreed upon risk profile by providing a comprehensive view of the risks facing The Hartford, including risk concentrations and correlations; helping management define The Hartford’s risk tolerances through the evaluation of the risk return profile of the business relative to The Hartford’s strategic intent and financial underpinnings; and monitoring and communicating The Hartford’s risk exposures relative to set tolerances and recommending/implementing appropriate mitigation where applicable.
The Hartford maintains an internal Enterprise Risk and Capital Committee (“ERCC”), which includes The Hartford’s Chief Executive Officer (“CEO”), Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, the Presidents and Chief Operating Officers of Commercial Markets, Consumer Markets, and Wealth Management and The Hartford’s General Counsel. The ERCC, which is chaired by the CEO, meets regularly to manage The Hartford’s strategic risk profile and risk management activities across the organization; approve financial and investment strategies along with the methodology to attribute capital among business lines; determine The Hartford’s capital structure; and establish The Hartford’s risk management framework, limits, and standards.
The Hartford’s Board of Directors (the “Board”) as a whole has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. The Finance, Investment and Risk Management Committee (“FIRMCo”), which consists of all members of the Board, has responsibility for oversight of all risks that do not fall within the oversight responsibility of any other standing committee. Together, these committees oversee and assess general risk management activities, investment activities and financial management of The Hartford and its subsidiaries. They review The Hartford’s risk management framework and enterprise policies related to governance and provide a forum for discussion between management and the Board on risk and risk-related matters.
Regulation
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
The Company and certain of its subsidiaries sell variable life insurance, variable annuity, and some fixed guaranteed products that are “securities” registered with the SEC under the Securities Act of 1933, as amended. Some of the products have separate accounts that are registered as investment companies under the Investment Company Act of 1940 and/or are regulated by state law. Separate account investment products are also subject to state insurance regulation. Moreover, each separate account is generally divided into sub-accounts, some of which invest in underlying mutual funds which are themselves registered as investment companies under the Investment Company Act of 1940 (“Underlying Funds”). The Company offers these Underlying Funds and retail mutual funds that are registered with and regulated by the SEC.
In addition, other subsidiaries of the Company are involved in the offering, selling and distribution of the Company’s variable insurance products, Underlying Funds and retail mutual funds as broker dealers and are subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority (“FINRA”), the SEC and/or in, some instances, state securities administrators. Other entities operate as investment advisers registered with the SEC under the Investment Advisers Act of 1940 and are registered as investment advisers under certain state laws, as applicable. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include among other things regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, record keeping, and reporting requirements.

The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Company’s subsidiaries operate. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in certain countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Company’s international operations are comprised of insurers licensed in their respective countries.
Failure to comply with federal and state laws and regulations may result in censure, fines, the issuance of cease-and-desist orders or suspension or suspension, termination or limitation of the activities of our operations and/or employees. We cannot predict the impact of these actions on our business, results of operations or financial condition.
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
Our operating environment remains subject to uncertainty about the timing and strength of an economic recovery. The steps we have taken to realign our businesses and strengthen our capital position may not be adequate to mitigate the financial, competitive and other risks associated with our operating environment which could adversely affect our business and results of operations.
Uncertainty about the timing and strength of a recovery in the global economy continued to affect our operating environment in 2010. High unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance and effects of foreign currency, and we expect that market conditions will continue to pressure returns in our investment portfolio and that our hedging costs will remain higher than historical levels. Unless economic conditions continue to improve, we would expect to experience realized and unrealized investment losses, particularly in the commercial real estate sector where market value declines and risk premiums still exist which reflects the future uncertainty in the real estate market. Lower interest rates are also likely to continue to adversely impact our fixed annuity sales and the cost and earnings impact of our guaranteed minimum withdrawal benefit (“GMWB”) hedging program. Negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.
The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not continue to improve in line with our forecasts. These steps include ongoing initiatives, particularly the execution risk relating to the continued repositioning of our investment portfolios and the continuing realignment of our macro hedging programs for our variable annuity business. In addition, we modified our variable annuity product offerings, launching a new variable annuity product in October 2009, and a second variable annuity product launch expected in the second quarter of 2011. However, the future success of these new variable annuity products will be dependent on market acceptance. The level of market acceptance of these new products will directly affect the level of variable annuity sales of the Company in the future. In addition, as the Company and our distribution partners transition to these new products, there will be downward pressure on new deposits, and management expects to continue to be in a net outflow position. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness and capital position of the Company.
Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program may better protect our statutory surplus, but also result in greater earnings volatility under generally accepted accounting principles in the U.S. (“U.S. GAAP”). We could be required to consider actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distribution for our products.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign exchange rates and global real estate market deterioration that may have a material adverse effect on our results of operations, financial condition and liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and global real estate market deterioration.
One important exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. In addition, certain of our products offer guaranteed benefits that increase our potential obligation and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six-to-twelve month time period, certain of our businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Although our products have features such as surrender charges, market-value adjustments and put options on certain retirement plans, we are subject to disintermediation risk. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. In a declining rate environment, due to the long-term nature of the liabilities associated with certain of our life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks, increased hedging costs, spread compression and capital volatility. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and increases in the net unrealized loss position of our investment portfolio will likely result. In addition, losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our consolidated results of operations or financial condition.
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the fixed MVA product.
Our primary foreign currency exchange risk is related to certain guaranteed benefits associated with the reinsured Japan and direct U.K. variable and fixed annuities. In addition our foreign currency exchange risk relates to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, and our reinsured yen-denominated individual fixed annuity product. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the reinsured yen denominated annuity products. A strengthening of the U.S. dollar compared to foreign currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds, generating losses and statutory surplus strain. In comparison, the strengthening of the yen compared with other currencies will substantially increase our gross exposure to pay yen denominated obligations under our reinsurance of Japan variable annuity riders that offer guaranteed benefits, generating losses and statutory surplus strain.
Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. Significant deterioration in the real estate market in the past couple of years adversely affected our business and results of operations. Further deterioration in the real estate market, including increases in property vacancy rates, delinquencies and foreclosures, could have a negative impact on property values and sources of refinancing resulting in reduced market liquidity and higher risk premiums. This could result in impairments of real estate backed securities, a reduction in net investment income associated with real estate partnerships, and increases in our valuation allowance for mortgage loans.
Significant, further declines in equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar, or global real estate market deterioration, individually or in combination, could have a material adverse effect on our consolidated results of operations, financial condition and liquidity.

Our adjustment of our risk management program relating to products we offer with guaranteed benefits to emphasize protection of statutory surplus will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income in periods of rising equity market pricing levels.
Some of our products, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), and guaranteed minimum death benefit (“GMDB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions in the fourth quarter of 2008, we adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus. This shift in relative emphasis has resulted in greater U.S. GAAP earnings volatility in 2009 and 2010 and, based upon the types of hedging instruments used, can result in potentially material charges to net income in periods of rising equity market pricing levels, lower interest rates and when implied volatility rises. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
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
Accounting standards and statutory capital and reserve requirements for us and our licensed insurance company subsidiaries are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). Insurance regulators have established regulations that provide minimum capitalization requirements based on risk based capital (“RBC”) formulas for life insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase. This may be offset, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could also increase, lowering RBC ratios. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, The Harford may seek to raise capital through public or private equity or debt financing. If it does not to raise additional capital, either at its discretion or because it is unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Downgrades in our financial strength or credit ratings, which may make our products less attractive and increase our cost of capital, could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, are important in establishing the competitive position of insurance companies. In 2009, our financial strength and credit ratings were downgraded by multiple rating agencies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, at their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which may adversely affect us.
Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade or a potential downgrade in the rating of our financial strength could affect our competitive position and reduce future sales of our products.

Our credit ratings also affect our cost of capital. A downgrade or a potential downgrade of our credit ratings could make it more difficult to support business growth and to maintain or improve our financial strength ratings and those of our insurance subsidiaries. Downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, results of operations, financial condition and liquidity.
Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.
The following financial instruments are carried at fair value in the Company’s consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.
Evaluation of available-for-sale securities for other-than-temporary impairment involves subjective determinations and could materially impact our results of operations.
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether a credit and/or non-credit impairment exists and whether an impairment should be recognized in current period earnings or in other comprehensive income. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company currently uses its best estimate of cash flows over the life of the security. In addition, estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
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
Impairment losses in earnings could materially adversely affect our results of operation and financial condition.

Losses due to nonperformance or defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) mortgage loans or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, results of operations, financial condition and cash flows.
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
Our investment portfolio includes securities backed by real estate assets the value of which have been adversely impacted by the recent recessionary period and the associated property value declines, resulting in a reduction in expected future cash flow for certain securities. Further property value declines and loss rates that exceed our current estimates, as outlined in Part II, Item 7, MD&A — Investment Credit Risk — Other-Than-Temporary Impairments, could have a material adverse effect on our results of operations, financial condition and cash flows.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.
If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company defers acquisition costs associated with the sales of its universal and variable life and variable annuity products. These costs are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB using components of EGPs. The projection of EGPs requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin (including impairments), mortality, and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity and variable universal life contracts, and increase reserves for GMDB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.
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
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains, to offset previously recognized capital losses, from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on realized capital losses, then a valuation allowance will be established with a corresponding charge to net income. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.

The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2007 is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We are particularly vulnerable to losses from catastrophes, both natural and man-made, which could materially and adversely affect our financial condition, results of operations and liquidity.
Our operations are also exposed to risk of loss from catastrophes associated with pandemics and other events that could significantly increase our mortality, morbidity and longevity exposures. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.
Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations, liquidity and cash flows. To the extent that loss experience unfolds or models improve, we will seek to reflect any increased risk in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full accounting of loss expectations in the design or price of our products or result in additional risk-shifting to the insurance industry.
We may incur losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we regularly evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.
We may experience difficulty in marketing and distributing products through our current and future distribution channels.
We distribute our products through a variety of distribution channels, including brokers, broker-dealers, banks, wholesalers, our own internal sales force and other third-party organizations. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.

Competitive activity may adversely affect our market share and financial results, which could have a material adverse effect on our business, results of operations and financial condition.
The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. These competitors compete with us for producers such as brokers and independent agents and for our employees. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. In addition, as actual or potential future downgrades occur, and if our competitors have not been affected by similar ratings actions, sales of our products could be significantly reduced. Because of the highly competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations and financial condition.
As a savings and loan holding company, our parent, The Hartford, is subject to certain restrictions, oversight and costs that could materially affect our business, results and prospects.
Our parent, The Hartford, is a savings and loan holding company by virtue of its ownership of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift. As a savings and loan holding company, The Hartford is subject to various restrictions, oversight and costs and other potential consequences that could materially affect our business, results and prospects. For example, The Hartford is subject to regulation, supervision and examination by the OTS, including with respect to required capital, cash flow, organizational structure, risk management and earnings, and to OTS reporting requirements. All of the activities The Hartford and its subsidiaries engage in must be financially-related activities as defined by federal law (which includes insurance activities), and the OTS has enforcement authority over it, including the right to pursue administrative orders or penalties and the right to restrict or prohibit activities determined by the OTS to be a serious risk to FTB. The Hartford must also be a source of strength to FTB, which could require it to make further capital contributions. The Hartford will be subject to similar, potentially stricter, requirements when regulatory authority over it transfers to The Federal Reserve (for our parent) and the Office of the Controller of the Currency (“OCC”) (for FTB).
We cannot predict the impact of future regulations, including, but not limited to, the impact on our parent’s required levels of regulatory capital or the cost and complexity of its compliance programs, all of which could have a material adverse impact on our business, results and prospects.
The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), could have a material adverse impact on our results of operations and liquidity.
Regulatory developments relating to the recent financial crisis may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the OTS, The Federal Reserve, the Office of the Controller of the Currency (“OCC”), the New York Stock Exchange and the Financial Industry Regulatory Authority are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. The Dodd-Frank Act may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” If our parent is designated as a systemically important institution, it could be subject to higher capital requirements and additional regulatory oversight imposed by The Federal Reserve, as well as to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly resolution of other systemically important institutions in the event one or more such institutions fails. Further, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer’s state regulator fails to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.

A number of provisions of the Dodd-Frank Act affect The Hartford solely due to The Hartford’s status as a savings & loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will regulate The Hartford as a holding company, and the OCC will regulate our affiliate thrift subsidiary, Federal Trust Bank. Because of The Hartford’s status as a savings and loan holding company or if it is designated a systemically important institution, the Dodd-Frank Act may also restrict The Hartford an its subsidiaries from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like our parent, control insured depository institutions.
Other provisions in the Dodd-Frank Act that may impact us, irrespective of whether or not our parent is a savings and loan holding company include: the possibility that regulators could break up firms that are considered “too big to fail;” a new “Federal Insurance Office” within Treasury to, among other things, conduct a study of how to improve insurance regulation in the United States; new means for regulators to limit the activities of financial firms; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance, especially regarding risk management.
The changes resulting from the Dodd-Frank Act could adversely affect our results of operation and financial condition either directly or indirectly, as a result of its impact on The Hartford.
Limits on the ability of our insurance subsidiaries to pay dividends to us could have a material adverse effect on our liquidity.
The Connecticut insurance holding company laws limit the payment of dividends by our Connecticut-domiciled insurers. In addition, under certain circumstances, these laws require notice to and approval by the state insurance commissioner for the declaration or payment of dividends by these subsidiaries.
The insurance holding company laws of the other jurisdictions in which our insurance subsidiaries are deemed commercially domiciled generally contain similar, and in some instances more restrictive, limitations on the payment of dividends. These restrictions and other regulatory requirements affect the ability of our insurance subsidiaries to make dividend payments. Limits on the ability of the insurance subsidiaries to pay dividends could have a material adverse effect on our liquidity, including our ability to pay dividends to our parent.
We may experience unfavorable judicial or legislative developments involving claim litigation that could have a material adverse effect on our results of operations, financial condition and liquidity.
The Company is involved in claims litigation arising in the ordinary course of business. The Company is also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers, and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from our current expectations. Changes in federal or state litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment and their impact on the outcome of litigation filed against the Company. Our results, financial condition and liquidity could also be adversely affected if judicial or legislative developments cause our ultimate liabilities to increase from current expectations.

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
State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our international operations are subject to regulation in the relevant jurisdictions in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate.
These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, consolidated operating results, financial condition and liquidity.
If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or other unanticipated events, our ability to conduct business may be compromised, which may have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows.
We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios and hedging programs. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to physical and electronic break-ins, and subject to similar disruptions from unauthorized tampering with our systems. This may impede or interrupt our business operations and may have a material adverse effect on our business, consolidated operating results, financial condition or cash flows.

Our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.
Our business performance is highly dependent on our ability to manage risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities, many of which are very complex and for some of which we rely on third parties. We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of business risks can fail for a number of reasons, including design failure, systems failure, failures to perform or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.
If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised.
We outsource certain technology and business functions to third parties and expect to do so selectively in the future. If we do not effectively develop and implement our outsourcing strategy, third-party providers do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our consolidated results of operations.
Potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction, could adversely affect our business, consolidated operating results or financial condition or liquidity.
Many of the products that the Company sells benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company sells life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders’ beneficiaries. We also sell annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. Other products that the Company sells also enjoy similar, as well as other, types of tax advantages. The Company also benefits from certain tax items, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.
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
U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition. Moreover, the SEC is currently evaluating International Financial Reporting Standards (“IFRS”) to determine whether IFRS should be incorporated into the financial reporting system for U.S. issuers. Certain of these standards could result in material changes to our reported results of operation.
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
The Company has operations located throughout the U.S. and Europe, with its principal executive offices located in Simsbury, Connecticut. The executive offices are owned by our parent company, and facilities located in Windsor, Connecticut and Woodbury, Minnesota are owned by the Company. The Company believes its properties and facilities are suitable and adequate for current operations.

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
Mutual Fund Fees Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. Plaintiff seeks to rescind the investment management agreements and distribution plans between the Company and the six mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. The Company disputes the allegations and has moved to dismiss the complaint.
Structured Settlement Class Action Litigation — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from the Company (“Structured Settlements”). The operative complaint alleged that since 1997 the Company deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserted claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The district court certified a class for the RICO and fraud claims in March 2009, and the Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $54 in exchange for a full release and dismissal of the litigation. The $54 was accrued in the first quarter of 2010. The settlement received final court approval in September 2010 and was paid in the third quarter of 2010.

Item 4.	(Removed and Reserved)
PART II

Item 5.	MARKET FOR HARTFORD LIFE INSURANCE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 18, 2011, the Company had issued and outstanding 1,000 shares of common stock, $5,690 par value per share. There is no established public trading market for the Company’s common stock.
For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under “Dividends”.

Item 6.	SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the year ended December 31, 2010 compared with the comparable December 31, 2009 period. Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	2010	2009
Fee income and other	$3,806	$3,723
Earned premiums	260	377
Net investment income
Securities available-for-sale and other	2,621	2,505
Equity securities, trading [1]	238	343

Total net investment income	2,859	2,848
Net realized capital gains (losses):
Total other-than-impairment (“OTTI”) losses	(712)	(1,722)
OTTI losses recognized to other comprehensive income	376	530

Net OTTI losses recognized in earnings	(336)	(1,192)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(608)	316

Total net realized capital losses	(944)	(876)

Total revenues	5,981	6,072
Benefits, losses and loss adjustment expenses	2,948	3,716
Benefits, losses and loss adjustment expenses — returns credited on International unit — linked bonds and pension products [1]	238	343
Insurance operating costs and other expenses	1,610	1,826
Amortization of deferred policy acquisition costs and present value of future profits	215	3,716
Dividends to policyholders	21	12

Total benefits, claims and expenses	5,032	9,613

Income (loss) from continuing operations before income taxes	949	(3,541)
Income tax expense (benefit)	228	(1,399)

Income (loss) from continuing operations	721	(2,142)
Income (loss) from discontinued operations, net of tax	31	(5)

Net income (loss)	752	(2,147)
Net income (loss) attributable to the noncontrolling interest	8	10

Net income (loss) attributable to Hartford Life Insurance Company	$744	$(2,157)

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policy holders.

Year ended December 31, 2010 compared to the year ended December 31, 2009
The Company’s improvement from a net loss to net income was primarily due to the impact to earnings from the affiliate modco reinsurance agreement, an Unlock benefit in 2010, increases in fee income, and increases in net investment income on securities available-for-sale and other, partially offset by realized losses on the variable annuity hedging program.
The affiliate modco reinsurance agreement improved $2.1 billion from a net loss of $1.6 billion in 2009 to net income of $570 in 2010. The increase is primarily due to an Unlock charge of $1.3 billion at inception in 2009. For further discussion on this affiliate modco reinsurance agreement see Note 16 of the Notes to Consolidated Financial Statements.
The Unlock benefit in 2010 of $149 compared to an Unlock charge of $2.1 billion in 2009. The Unlock benefit in 2010 was primarily due to actual separate account returns being above our aggregated estimated returns and the impacts of assumption updates. The Unlock charge in 2009 was primarily due to the $1.3 billion charge at inception of the affiliate modco reinsurance agreement, as well as actual separate account returns being significantly below our aggregated estimated return for the first quarter of 2009, partially offset by actual returns being greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009. See Critical Accounting Estimates within the MD&A for a further discussion on the Unlock.
Fee income and other increased, as a result of an increase in average variable annuity account values and average mutual fund assets as a result of equity market appreciation on a year over year basis largely offsetting net out flows in Global Annuity. Additionally, average mutual fund assets values in Mutual Funds have increased due to increased net flows as investors re-enter the capital markets.
Net investment income on available-for-sale securities and other securities increased primarily due to improved investment performance on limited partnership and other alternative investments, partially offset by lower income on fixed maturities due to lower yields. For additional information on changes in net investment income, see Investment Results within the MD&A.
The variable annuity hedging program net realized capital losses in 2010 were $471 compared to net realized capital gains of $610 in 2009. The losses in 2010 were driven by the macro hedge program of $584, while in 2009, the GMWB derivatives, net realized gains of $1.5 billion drove the gains. For additional information on changes in net realized capital gains and losses, see Investment Results within the MD&A.

Income Taxes
The effective tax rate for 2010 and 2009 was 24% and 39%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% for 2010 and 2009 were the separate account dividends received deduction (“DRD”). This caused a decrease in the tax on the 2010 pre-tax income and an increase in the tax benefit on the 2009 pre-tax loss. The effective tax rate for 2010 also includes the effect of an increase in the valuation allowance on the deferred tax asset. For additional information, see Note 11 of the Notes to Consolidated Financial Statements.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $145 and $181 related to the separate account DRD in the years ended December 31, 2010 and 2009, respectively. These amounts included benefits (charges) related to prior years’ tax returns of $(3) and $29 in 2010 and 2009, respectively.
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
The Company receives a foreign tax credit against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through by the mutual funds. The Company recorded benefits of $4 and $16 related to separate account foreign tax credit in the years ended December 31, 2010 and 2009, respectively. These amounts included benefits (expenses) related to true-ups of prior years’ tax returns of $(4) and $3 in 2010 and 2009, respectively.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•	estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts;
•	living benefits required to be fair valued (in other policyholder funds and benefits payable);
•	valuation of investments and derivative instruments;
•	evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments;
•	goodwill impairment;
•	valuation allowance on deferred tax assets; and
•	contingencies relating to corporate litigation and regulatory matters.
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
Prior to the second quarter of 2009, the Company determined EGPs using the mean derived from stochastic scenarios that had been calibrated to the estimated separate account return. The Company also completed a comprehensive assumption study in the third quarter of each year and revised best estimate assumptions used to estimate future gross profits when the EGPs in the Company’s models fell outside of an independently determined reasonable range of EGPs. The Company also considered, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and revised EGPs if those trends were expected to be significant.
Beginning with the second quarter of 2009, the Company now determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through a consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This DAC Unlock, for future separate account returns, is determined each quarter. Under RTM, the expected long term rate of return is 8.3%.

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
An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of December 31, 2010, the margin between the DAC balance and to the present value of future EGPs was 9% for U.S. individual variable annuities, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable.
EGPs are also used to determine the expected excess benefits and assessments included in the measurement of death and other insurance benefit reserves. These excess benefits and assessments are derived from a range of stochastic scenarios that have been calibrated to the Company’s RTM separate account returns. The determination of death and other insurance benefit reserves is also impacted by discount rates, lapses, volatilities and mortality assumptions.
Effective October 1, 2009, a subsidiary of HLIC, Hartford Life and Annuity Insurance Company (“HLAI”) entered into a reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance Company (“the affiliated captive reinsurer” or “WRR”). This agreement provides that HLAI will cede, and WRR will reinsure 100% of the in-force and prospective U.S. variable annuities and the associated GMDB and GMWB riders. This transaction resulted in an Unlock charge of $2.0 billion, pre-tax, and $1.3 billion, after-tax, as the related EGP’s were ceded to the affiliate. See Note 16, Transactions with Affiliates, of the Notes to Consolidated Financial Statements for further information on the transaction.
Unlocks
The after-tax impact on the Company’s assets and liabilities as a result of the Unlocks for the years ended 2010 and 2009 were:
For the year ended December 31, 2010

			Death and
Segment			Insurance Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves	SIA	Total
Global Annuity	$62	$—	$37	$3	$102
Life Insurance	23	5	1	(1)	28
Retirement Plans	18	—	—	—	18
Other	—	—	1	—	1

Total	$103	$5	$39	$2	$149

The most significant contributor to the Unlock benefit recorded during the twelve months ended December 31, 2010 was actual separate account returns being above our aggregated estimated return and the impacts of assumption updates.
For the year ended December 31, 2009

			Death and
Segment			Insurance Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves	SIA	Total
Global Annuity	$(1,760)	$84	$(160)	$(188)	$(2,024)
Life Insurance	(100)	54	(4)	—	(50)
Retirement Plans	(55)	—	—	(1)	(56)
Other	—	—	(15)	—	(15)

Total	$(1,915)	$138	$(179)	$(189)	$(2,145)

The most significant contributors to the Unlock amounts were $(1.3) billion related to reinsurance of a block of in-force and prospective U.S. variable annuities and the associated GMDB and GMWB riders with an affiliated captive reinsurer, as well as actual separate account returns being significantly below our aggregated estimated return for the first quarter of 2009, partially offset by actual returns being greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009. Also included in the unlock was $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for direct, assumed and ceded GMWB, GMIB and GMAB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of those guaranteed benefit liabilities classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Costs; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, or receive, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. For further discussion on the impact of fair value changes from living benefits see Note 3 of the Notes to Consolidated Financial Statements and for a discussion on the sensitivities of certain living benefits due to capital market factors see Equity Product Risk within Capital Markets Risk Management.
Valuation of Investments and Derivative Instruments
The fair value of AFS securities, fixed maturities, at fair value using the fair value option (“FVO”), equity securities, trading, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Available-for-Sale, Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments Section in Note 3 of the Notes to Consolidated Financial Statements.
The Company has analyzed the third-party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 3 of the Notes to Consolidated Financial Statements.
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance related derivatives
Derivative instruments are reported on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2010 and 2009, 97% and 96% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities and Valuation Allowances on Investments
The Company has a monitoring process overseen by a committee of investment and accounting professionals that identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 4 of the Notes to Consolidated Financial Statements. For a discussion of results, see the Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Goodwill Impairment
Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate a triggering event for a potential impairment has occurred. The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.
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
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments because either there is no discrete financial information available for the separate components of a segment or all of the components of a segment have similar economic characteristics. The variable life, universal life and term life components of Life Insurance have been aggregated into one reporting unit. In circumstances where the components of an operating segment constitute a business for which discrete financial information is available and segment management regularly reviews the operating results of that component such as, with U.S. Individual Annuity within Global Annuity and Individual Life within Life Insurance, the Company has classified those components as reporting units.
As of December 31, 2010 and 2009, the Company had goodwill allocated to the following reporting units:

	December 31, 2010	December 31, 2009
Individual Life within Life Insurance	$224	$224
Retirement Plans	87	87
Mutual Funds	159	159

Total	$470	$470

The Company completed its annual goodwill assessment for the individual reporting units as of January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit within Life Insurance. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower that its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the step two goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill. The fair value of the Individual Life reporting unit within Life Insurance is based on discounted cash flows using earnings projections on in force business and future business growth. There could be a positive or negative impact on the result of step one in future periods if actual earnings or business growth assumptions emerge differently than those used in determining fair value for the first step of the annual goodwill impairment test.
See Note 7 of the Notes to Consolidated Financial Statements for information on the results of goodwill impairment tests performed in 2009.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets is made at the consolidated level and requires The Hartford’s management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, The Hartford has considered all available evidence as of December 31, 2010 including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event The Hartford determines it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the Company’s valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. The Hartford’s judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $139 as of December 31, 2010 and $80 as of December 31, 2009. The increase in the valuation allowance during 2010 was triggered by the recognition of additional realized losses on investment securities which were incurred in the first quarter. In assessing the need for a valuation allowance, The Hartford’s management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carryback years, as well as tax planning strategies that include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations, such as asset-liability matching, and the sales of certain corporate assets, including a subsidiary. Such tax planning strategies are viewed by The Hartford’s management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. Changing economic conditions and market volatility can adversely impact The Hartford’s tax planning strategies and in particular The Hartford’s ability to utilize tax benefits on previously recognized realized capital losses.
Contingencies Relating to Corporate Litigation and Regulatory Matters
Management evaluates each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses.
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

INVESTMENT RESULTS
Composition of Invested Assets

	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$44,834	78.7%	$40,403	75.6%
Fixed maturities, at fair value using the fair value option	639	1.1%	—	—
Equity securities, AFS, at fair value	340	0.6%	419	0.8%
Mortgage loans	3,244	5.7%	4,304	8.0%
Policy loans, at outstanding balance	2,128	3.7%	2,120	4.0%
Limited partnerships and other alternative investments	838	1.5%	759	1.4%
Other investments [1]	1,461	2.6%	338	0.6%
Short-term investments	3,489	6.1%	5,128	9.6%

Total investments excluding equity securities, trading	56,973	100.0%	53,471	100.0%
Equity securities, trading, at fair value [2]	2,279		2,443

Total investments	$59,252		$55,914

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2009 primarily due to increases in fixed maturities, AFS, and other investments, partially offset by declines in short-term investments and mortgage loans. The increase in fixed maturities, AFS, was largely the result of improved security valuations as a result of a decline in interest rates and, to a lesser extent, credit spread tightening, as well as the reallocation of short-term investment and mortgage loan proceeds. The increase in other investments primarily related to increases in value related to derivatives. The decline in mortgage loans was primarily related to sales of B-Note and mezzanine exposures.
Net Investment Income (Loss)

	For the years ended December 31,
	2010		2009
	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,977	4.4%	$2,094	4.5%
Equity securities, AFS	14	3.7%	43	8.3%
Mortgage loans	199	5.5%	232	4.9%
Policy loans	129	6.1%	136	6.3%
Limited partnerships and other alternative investments	121	16.7%	(171)	(18.1%)
Other [3]	253		242
Investment expense	(72)		(71)

Total securities AFS and other	$2,621	4.6%	$2,505	4.2%
Equity securities, trading	238		343

Total net investment income (loss), before-tax	$2,859		$2,848

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
Year ended December 31, 2010 compared to the year ended December 31, 2009
Total net investment income increased slightly largely due to limited partnerships and other alternative investments, partially offset by lower income on fixed maturity and equity securities, trading. The improved performance of limited partnerships and other alternative investments was primarily within real estate and private equity funds. This was partially offset by lower income on fixed maturities resulting from a decline in average short-term interest rates and lower reinvestment rates. Also included was lower income on equity securities, trading due to a decrease in market performance in the underlying investment funds supporting the European variable annuity product. The Company’s expectation, based on the current interest rate and credit environment, is that upcoming maturities will be reinvested at a similar rate. Therefore, the Company expects the 2011 portfolio yield, excluding limited partnership investments, to be relatively consistent with the 2010 portfolio yield excluding limited partnerships.

Net Realized Capital Gains (Losses)

	For the years ended December 31,
	2010	2009
Gross gains on sales	$486	$364
Gross losses on sales	(336)	(828)
Net OTTI losses recognized in earnings	(336)	(1,192)
Valuation allowances on mortgage loans	(108)	(292)
Japanese fixed annuity contract hedges, net [1]	27	47
Periodic net coupon settlements on credit derivatives/Japan	(3)	(33)
Fair value measurement transition impact	—	—
Results of variable annuity hedge program
GMWB derivatives, net	113	1,505
Macro hedge program	(584)	(895)

Total results of variable annuity hedge program	(471)	610
GMAB/GMWB/GMIB reinsurance	(769)	1,106
Coinsurance and modified coinsurance reinsurance contracts	284	(577)
Other, net [2]	282	(81)

Net realized capital losses, before-tax	$(944)	$(876)

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
Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•     Gross gains and losses on sales for the year ended December 31, 2010 were predominantly from sales of investment grade corporate securities in order to take advantage of attractive market opportunities, as well as, sales of U.S. Treasuries related to tactical repositioning of the portfolio.

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

Variable annuity hedge program
•     For the year ended December 31, 2010, the gain on GMWB derivatives, net, was primarily due to liability model assumption updates of $159 and lower implied market volatility of $118, and outperformance of the underlying actively managed funds as compared to their respective indices of $104, partially offset by losses due to a general decrease in long-term rates of $(158) and rising equity markets of $(90). The net loss on the macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity.

•     For the year ended December 31, 2009, the gain on GMWB derivatives, net, was primarily due to liability model assumption updates related to favorable policyholder experience of $566, the relative outperformance of the underlying actively managed funds as compared to their respective indices of $550, and the impact of the Company’s own credit standing of $154. Additional net gains of $56 resulted from lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. Increasing equity markets resulted in a loss of $895 related to the Company’s macro hedge program. Total gains related to GMWB hedging in 2009 were $1.5 billion. For further information, see Note 3 of the Notes to Consolidated Financial Statements. In addition, see the Company’s variable annuity hedging program sensitivity disclosures within Capital Markets Risk Management section of the MD&A.

Other, net
•     Other, net gains for the year ended December 31, 2010 was primarily due to gains of $190 on credit derivatives driven by credit spreads tightening and gains of $102 related to Japan variable annuity hedges due to the appreciation of the Japanese yen.

•     Other, net losses for the year ended December 31, 2009 primarily resulted from net losses of $329 on credit derivatives where the company purchased credit protection due to credit spread tightening. These losses were partially offset by gains of $128 on credit derivatives that assume credit risk due to credit spread tightening, as well as $191 from a change in spot rates related to transactional foreign currency predominately on the internal reinsurance of the Japan variable annuity business, which is offset in accumulated other comprehensive income (“AOCI”).

INVESTMENT CREDIT RISK MANAGEMENT
Investment credit risk is viewed by the Company as the set of credit risks that can impair the value of the investment portfolio. This includes default risk, credit transition risk, systemic credit risk, idiosyncratic risk, and counterparty risk. Default risk is the risk of loss of principal and/or interest income stemming from a debt issuer’s failure to meet their contractual obligations. Credit transition risk is the risk that an investment declines in creditworthiness after purchase. Typically, the decline in creditworthiness is associated with an increase in credit spreads associated with the investment, potentially resulting in increases in other-than —temporary impairments and the increased probability of a realized loss. Counterparty credit risk is the risk that the financial institution, clearing exchange, or other party with whom the Company has entered into a financial contract will default on the obligation and fail to meet their contractual obligations. This is a significant risk in over-the-counter derivatives trading, and futures trading.
The Company has established an enterprise credit policy that views credit risk across the enterprise both at the single obligor level and at the portfolio level across multiple lenses. The portfolio view includes measures of the exposure to loss of statutory surplus, and the exposure to changes in economy. The single obligor measures are also aggregated across the enterprise, and include exposures generated from the investment portfolio, the insurance and reinsurance businesses, and any collateral short-falls. Limits are set prudentially, and size of limit is impacted by an institution’s probability to default.
Counterparty credit risk is mitigated both through the practice of entering into contracts only with highly creditworthy institutions, but also through the practice of holding and posting of collateral, and including collateral short-falls in the exposure calculations. Systemic credit risk is mitigated through the construction of a high-quality, diverse portfolio of investments that are subject to regular underwriting of the risks. Additional limits on investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by Enterprise Risk Management and senior management.
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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk Section in Note 4 of the Notes to Consolidated Financial Statements.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2010, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Notes to Consolidated Financial Statements.
For the year ended December 31, 2010, the Company has incurred no losses on derivative instruments due to counterparty default.

In addition to counterparty credit risk, the Company enters into credit default swaps to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event as defined in the contract and such payment will be typically equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.
The Company uses credit derivatives to purchase credit protection and assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include trades customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings.
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
As of December 31, 2010 and 2009, the notional amount related to credit derivatives that purchase credit protection was $1.7 billion and $1.9 billion, respectively, while the fair value was $(5) and $(34), respectively. As of December 31, 2010 and 2009, the notional amount related to credit derivatives that assume credit risk was $2.0 billion and $902, respectively, while the fair value was $(376) and $(176), respectively. For further information on credit derivatives, see the Capital Markets Risk Management Section of the MD&A and Note 4 of the Notes to Consolidated Financial Statements.
Investments
The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities by Credit Quality

	December 31, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$6,074	$6,040	13.5%	$4,707	$4,552	11.3%
AAA	5,175	5,216	11.6%	6,564	5,966	14.8%
AA	6,560	6,347	14.2%	6,701	5,867	14.5%
A	12,396	12,552	28.1%	11,957	11,093	27.4%
BBB	11,878	12,059	26.8%	11,269	10,704	26.5%
BB & below	3,240	2,620	5.8%	3,086	2,221	5.5%

Total fixed maturities	$45,323	$44,834	100.0%	$44,284	$40,403	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to purchases of U.S. Treasuries and investment grade corporate securities. This was partially offset by rating agency downgrades primarily associated with commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), commercial mortgage-backed securities (“CMBS”) and securities in the financial services sector. Fixed maturities, FVO, are not included in the above table as of December 31, 2010. For further discussion on the election of fair value option, see Note 3 of the Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.
Securities by Type

	December 31, 2010					December 31, 2009
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$1,761	$14	$(199)	$1,576	3.5%	$1,596	$13	$(248)	$1,361	3.4%
Small business	369	—	(125)	244	0.5%	418	—	(185)	233	0.6%
Other	265	15	(32)	248	0.6%	330	18	(39)	309	0.8%
CDOs
Collateralized loan obligations (“CLOs”)	1,713	—	(151)	1,562	3.5%	1,997	—	(208)	1,789	4.4%
CREs	562	—	(228)	334	0.7%	1,157	14	(804)	367	0.9%
Other	3	—	—	3	—	4	5	—	9	—
CMBS
Agency backed [1]	295	5	(2)	298	0.7%	62	3	—	65	0.2%
Bonds	4,519	91	(383)	4,227	9.4%	6,138	33	(1,519)	4,652	11.5%
Interest only (“IOs”)	469	50	(16)	503	1.1%	644	40	(36)	648	1.6%
Corporate
Basic industry	2,006	127	(20)	2,113	4.7%	1,794	78	(45)	1,827	4.5%
Capital goods	2,095	154	(15)	2,234	5.0%	2,078	100	(33)	2,145	5.3%
Consumer cyclical	1,259	79	(8)	1,330	3.0%	1,324	53	(33)	1,344	3.3%
Consumer non-cyclical	4,262	316	(25)	4,553	10.2%	3,260	205	(15)	3,450	8.6%
Energy	2,421	167	(14)	2,574	5.7%	2,239	130	(13)	2,356	5.8%
Financial services	4,999	189	(345)	4,843	10.8%	5,054	84	(590)	4,548	11.3%
Tech./comm.	2,844	188	(45)	2,987	6.7%	2,671	145	(40)	2,776	6.9%
Transportation	845	56	(9)	892	2.0%	544	16	(19)	541	1.3%
Utilities	4,661	259	(40)	4,880	10.9%	3,790	161	(52)	3,899	9.7%
Other [2]	542	10	(17)	509	1.1%	867	13	(99)	781	1.9%
Foreign govt./govt. agencies	963	48	(9)	1,002	2.2%	824	35	(13)	846	2.1%
Municipal	1,149	7	(124)	1,032	2.3%	971	3	(194)	780	1.9%
Residential mortgage-backed securities (“RMBS”)
Agency	2,908	78	(16)	2,970	6.6%	2,088	63	(5)	2,146	5.3%
Non-agency	64	—	(2)	62	0.1%	125	—	(14)	111	0.3%
Alt-A	144	—	(18)	126	0.3%	187	—	(52)	135	0.3%
Sub-prime	1,334	1	(375)	960	2.1%	1,565	5	(626)	944	2.3%
U.S. Treasuries	2,871	11	(110)	2,772	6.3%	2,557	5	(221)	2,341	5.8%

Fixed maturities, AFS	45,323	1,865	(2,328)	44,834	100.0%	44,284	1,222	(5,103)	40,403	100.0%
Equity securities
Financial services	151	—	(40)	111		273	4	(51)	226
Other	169	61	(1)	229		174	34	(15)	193

Equity securities, AFS	320	61	(41)	340		447	38	(66)	419

Total AFS securities	$45,643	$1,926	$(2,369)	$45,174		$44,731	$1,260	$(5,169)	$40,822

Fixed maturities, FVO				$639					$—

[1]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The Company continues to rebalance its AFS investment portfolio to securities with more favorable risk/return profiles, in particular investment grade corporate securities, while reducing its exposure to real estate related securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to a decline in interest rates and, to a lesser extent, credit spread tightening. Fixed maturities, FVO, represents securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of these securities is primarily high quality corporate bonds and CRE CDOs. For further discussion on the election of fair value option, see Note 3 of the Notes to Consolidated Financial Statements. The following sections highlight the Company’s significant investment sectors.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	December 31, 2010			December 31, 2009
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$157	$162	$5	$151	$152	$1
AA	1,472	1,480	8	1,311	1,273	(38)
A	2,496	2,381	(115)	2,702	2,373	(329)
BBB	885	809	(76)	805	681	(124)
BB & below	140	122	(18)	358	295	(63)

Total	$5,150	$4,954	$(196)	$5,327	$4,774	$(553)

The improvement in the net unrealized loss position was attributed to improved security valuations resulting from increasing confidence in this sector. During the second half of 2010, companies within the financial sectors generally continued to stabilize with improved earnings performance, positive credit trends and strengthened capital and liquidity positions. Both the Dodd-Frank Act and clarification around Basel III capital requirements will strengthen capital standards prospectively. Despite these positive impacts, the financial sector remains vulnerable to ongoing stress in the real estate markets including mortgage put-back and foreclosure risks, high unemployment and global economic uncertainty, which could potentially result in declines in the Company’s net unrealized position. In 2011, the Company expects a continuation of stabilizing trends seen in 2010 as the regulatory landscape becomes more visible, credit quality continues on an improving path, although likely at a slower rate, and capital and liquidity management remains conservative.
Commercial Real Estate
During the fourth quarter, the commercial real estate market continued to show signs of improving fundamentals, such as increases in market pricing, tightening credit spreads and more readily available financing. Although delinquencies remain high, they are expected to increase at a slower pace before moving lower in late 2011. The Company continues to reduce its exposure to real estate related securities through sales and maturities.
The following table presents the Company’s exposure to CMBS bonds by current credit quality and vintage year, included in the Securities by Type table above. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]

December 31, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$545	$558	$65	$64	$33	$32	$14	$13	$18	$16	$675	$683
2004	287	302	25	24	39	35	27	22	6	5	384	388
2005	335	347	48	43	138	115	112	94	74	59	707	658
2006	703	728	509	481	183	159	322	266	335	262	2,052	1,896
2007	187	196	116	93	45	35	137	104	186	143	671	571
2008	30	31	—	—	—	—	—	—	—	—	30	31

Total	$2,087	$2,162	$763	$705	$438	$376	$612	$499	$619	$485	$4,519	$4,227

Credit protection	29.7%		22.9%		12.3%		14.1%		7.6%		21.8%

December 31, 2009

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,198	$1,192	$159	$120	$50	$34	$14	$13	$6	$4	$1,427	$1,363
2004	342	338	61	39	27	17	15	7	—	—	445	401
2005	490	449	199	133	126	72	87	54	61	45	963	753
2006	1,293	1,091	374	238	377	167	244	95	199	71	2,487	1,662
2007	283	223	36	24	116	42	180	88	201	96	816	473

Total	$3,606	$3,293	$829	$554	$696	$332	$540	$257	$467	$216	$6,138	$4,652

Credit protection	27.4%		21.5%		13.3%		11.7%		9.1%		22.2%

[1]	The vintage year represents the year the pool of loans was originated.

In addition to CMBS bonds, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2010, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings.
Commercial Mortgage Loans

	December 31, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$182	$(5)	$177	$369	$(3)	$366
Whole loans	2,479	(16)	2,463	2,505	(26)	2,479
A-Note participations	288	—	288	326	—	326
B-Note participations	195	(5)	190	508	(131)	377
Mezzanine loans	162	(36)	126	856	(100)	756

Total	$3,306	$(62)	$3,244	$4,564	$(260)	$4,304

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Since December 31, 2009, the Company significantly reduced its exposure to B-Note participations and mezzanine loans by $817 primarily through sales. As of December 31, 2010, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $64 and $4, respectively.
During 2010, the Company funded $183 of commercial whole loans focusing on loans with strong loan-to-value (“LTV”) ratios and high quality property collateral. At origination, these loans had a weighted average LTV of 60% and a weighted average yield of 4.8%. For a discussion of outstanding mortgage loan commitments, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A and Note 10 of the Notes to Consolidated Financial Statements.
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

	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Hedge funds	$33	4.0%	$105	13.8%
Mortgage and real estate funds	161	19.2%	124	16.4%
Mezzanine debt funds	68	8.1%	66	8.7%
Private equity and other funds	576	68.7%	464	61.1%

Total	$838	100.0%	$759	100.0%

The decline in hedge funds since December 31, 2009 was primarily attributable to redemptions, while private equity and other funds increased primarily due to market value appreciation. The increase in mortgage and real estate funds was mainly attributed to additional funding of existing partnerships.

Available-for-Sale Securities — Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of December 31, 2010 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads return to more normalized levels.
Most of the securities depressed over 20% for greater than nine months are structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. Both financial and structured securities have a weighted average current rating of BBB. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment analysis. The Company’s best estimate of future cash flows utilized in its impairment analysis involves both macroeconomic and security specific assumptions that may differ based on security type, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates and property value declines. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
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
For the CRE CDOs and CMBS which are included in the AFS securities depressed over 50% for greater than twelve months, current market pricing reflects market illiquidity and higher risk premiums. The illiquidity and risk premiums are the result of the underlying collateral performance to date and the potential uncertainty in the securities’ future cash flows. Because of the uncertainty surrounding the future performance of commercial real estate, market participants in many cases are requiring substantially greater returns, in comparison to the securities’ stated coupon rate, to assume the associated securities’ credit risk. If the securities’ collateral underperforms macroeconomic and collateral assumptions in the future, loss severities may be significant as a result of the security’s contractual terms. In addition, the majority of these securities have a floating-rate coupon referenced to a market index such as LIBOR. When the reference rate declines, the valuation of the respective security may also decline. LIBOR rates have declined substantially after these CRE CDOs and CMBS were purchased. For further information regarding the Company’s security valuation process, see Note 3 of the Notes to Consolidated Financial Statements. For further information regarding the future collateral cash flows assumptions included in the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk section of this MD&A. For further discussion on the Company’s ongoing security monitoring process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments section in Note 4 of the Notes to Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	December 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss
Three months or less	200	$6,892	$6,631	$(257)	766	$5,878	$5,622	$(256)
Greater than three to six months	219	353	335	(17)	39	161	143	(18)
Greater than six to nine months	60	293	269	(24)	172	1,106	931	(175)
Greater than nine to twelve months	82	127	115	(12)	62	1,501	1,205	(296)
Greater than twelve months	1,024	10,769	8,689	(2,059)	1,434	15,309	10,885	(4,424)

Total	1,585	$18,434	$16,039	$(2,369)	2,473	$23,955	$18,786	$(5,169)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	December 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	47	$433	$322	$(111)	79	$591	$395	$(196)
Greater than three to six months	15	126	97	(29)	16	52	36	(16)
Greater than six to nine months	24	155	107	(48)	99	1,237	844	(393)
Greater than nine to twelve months	9	20	16	(4)	67	1,201	801	(400)
Greater than twelve months	342	3,547	2,244	(1,303)	585	6,235	3,115	(3,120)

Total	437	$4,281	$2,786	$(1,495)	846	$9,316	$5,191	$(4,125)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	December 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	15	$25	$11	$(14)	42	$132	$46	$(86)
Greater than three to six months	4	2	1	(1)	11	5	2	(3)
Greater than six to nine months	11	64	28	(36)	51	175	69	(106)
Greater than nine to twelve months	—	—	—	—	52	499	173	(326)
Greater than twelve months	88	635	233	(402)	205	2,105	601	(1,504)

Total	118	$726	$273	$(453)	361	$2,916	$891	$(2,025)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	For the years ended December 31,
	2010	2009
ABS	$11	$50
CDOs
CREs	135	421
Other	—	23
CMBS
Bonds	112	140
IOs	1	17
Corporate	23	176
Equity	9	109
Foreign govt./govt. agencies	—	—
Municipal	—	—
RMBS
Non-agency	2	4
Alt-A	8	46
Sub-prime	35	204
U.S. Treasuries	—	2

Total	$336	$1,192

Year ended December 31, 2010
For the year ended December 31, 2010, impairments recognized in earnings were comprised of credit impairments of $303, impairments on debt securities for which the Company intends to sel1 of $27 and impairments on equity securities of $6.
Credit impairments were primarily concentrated in structured securities associated with commercial and residential real estate which were impaired primarily due to continued property-specific deterioration of the underlying collateral and increased delinquencies. The Company calculated these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a loan by loan collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. Those assumptions included CMBS peak-to-trough property value declines, on average, of 36% and RMBS peak-to-trough property value declines, on average, of 35%. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the year ended December 31, 2010 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s loan-by-loan collateral review.
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
Impairments on securities for which the Company had the intent to sell were primarily on CMBS bonds in order to take advantage of price appreciation. Impairments on equity securities were primarily on below investment grade securities that have been depressed 20% for more than six months.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $376 for the year ended December 31, 2010, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, and property performance below current expectations. Recent improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic security specific risk.
Year ended December 31, 2009
Impairments recognized in earnings were comprised of credit impairments of $965 primarily concentrated on CRE CDOs, below-prime RMBS and CMBS bonds. Also included were impairments on debt securities for which the Company intended to sell of $127, mainly comprised of corporate financial services securities, as well as impairments on equity securities of $100 related to below investment grade hybrid securities.
Valuation Allowances on Mortgage Loans
The following table presents additions to valuation allowances on mortgage loans.

	For the years ended December 31,
	2010	2009
Credit-related concerns	$40	$216
Held for sale
Agricultural loans	7	—
B-note participations	10	36
Mezzanine loans	51	40

Total	$108	$292

For the year ended December 31, 2010, additions of $108 primarily related to anticipated, and since executed, B-Note participant and mezzanine loan sales. Also included were additions for expected credit losses due to borrower financial difficulty and/or collateral deterioration. Recent improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic security specific risk.

CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments. The Company invests in various types of investments, including derivative instruments, in order to meet portfolio objectives. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
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
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. For further information on the Company’s use of derivatives, see Note 4 of the Notes to Consolidated Financial Statements.
Market Risk
The Company is exposed to market risk associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
Interest Rate Risk
The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which may include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios, which may include derivative instruments. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration, convexity and key rate duration. Duration is the price sensitivity of a financial instrument or series of cash flows to a parallel change in the underlying yield curve used to value the financial instrument or series of cash flows. For example, a duration of 5 means the price of the security will change by approximately 5% for a 100 basis point change in interest rates. Convexity is used to approximate how the duration of a security changes as interest rates change in a parallel manner. Key rate duration analysis measures the price sensitivity of a security or series of cash flows to each point along the yield curve and enables the Company to estimate the price change of a security assuming non-parallel interest rate movements.
To calculate duration, convexity, and key rate durations, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in the entire yield curve for duration and convexity, or a particular point on the yield curve for key rate duration. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. Yield to worst is a basis that represents the lowest potential yield that can be received without the issuer actually defaulting. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. Mortgage-backed and asset-backed securities are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed by incorporating collateral surveillance and anticipated future market dynamics. Actual prepayment experience may vary from these estimates.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Parent’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see Note 14 of the Notes to Consolidated Financial Statements.

An increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate investment products, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.
A decline in interest rates results in certain mortgage-backed securities being more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of these investments was $45.5 billion and $40.4 billion at December 31, 2010 and 2009, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 5.7 and 5.2 years as of December 31, 2010 and 2009, respectively.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The term to maturity of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of the variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of the asset portfolio supporting these products may range from short to intermediate.
While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.
The Company also manages the risk of certain insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant reliance upon actuarial (including mortality and morbidity) pricing assumptions and do have some element of cash flow uncertainty. Product examples include structured settlement contracts, and on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon). The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, or interest rate levels may deviate from those assumed in product pricing, ultimately resulting in an investment return lower than that assumed in pricing. The average duration of the liability cash flow payments can range from less than one year to in excess of fifteen years.
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies its asset/liability duration matching policy. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. Interest rate caps, floors, swaptions, and futures may be used to manage portfolio duration.
At December 31, 2010 and 2009, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $14.2 billion and $16.0 billion, respectively ($13.8 billion and $12.6 billion, respectively, related to investments and $0.4 billion and $3.4 billion, respectively, related to liabilities). The fair value of these derivatives was $(158) and ($47) as of December 31, 2010 and 2009, respectively.

Interest Rate Sensitivity
The before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) and certain insurance product liabilities, for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets are included in the following table. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as whole and term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Separate account assets and liabilities, equity securities, trading and the corresponding liabilities associated with the variable annuity products sold in Europe are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2010		2009
Basis point shift	- 100	+ 100	- 100	+ 100
Amount	$(184)	$99	$(11)	$(7)
The fixed liabilities included above represented approximately 58% and 61% of the Company’s general account liabilities as of December 31, 2010 and 2009, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2010 and 2009. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value As of December 31,
	2010		2009
Basis point shift	- 100	+ 100	- 100	+ 100
Amount	$1,406	$(1,275)	$939	$(864)
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
Credit Risk
The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by senior management and The Hartford’s Enterprise Risk Management group.
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
Equity Risk
The Company does not have significant equity risk exposure from invested assets. The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of its businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. For further discussion of equity risk, see the Variable Product Equity Risk section below. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline.

Variable Product Equity Risk
The Company’s equity product risk is managed at the Life Operations level of the Hartford Financial Services Group (“HFSG”). The disclosures in the following equity product risk section are reflective of the risk management program, including reinsurance with third parties and the dynamic and macro derivative hedging programs which are structured at a parent company level. The following disclosures are also reflective of the Company’s reinsurance of the majority of variable annuities with living and death benefit riders to an affiliated captive reinsurer, effective October 1, 2009. See Note 16, Transactions with Affiliates for further information on the reinsurance transaction.
The Company’s operations are significantly influenced by the U.S., Japanese and other global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. These variable products include variable annuities, mutual funds, and variable life insurance.
Generally, declines in equity markets will:
•	reduce the value of assets under management and the amount of fee income generated from those assets;
•	increase the liability for direct GMWB benefits, and reinsured GMWB and GMIB benefits, resulting in realized capital losses;
•	increase the value of derivative assets used to dynamically hedge product guarantees resulting in realized capital gains;
•	increase the costs of the hedging instruments we use in our hedging program;
•	increase the Company’s net amount at risk for GMDB benefits;
•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;
•	increase the amount of required assets to be held for backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios;
•	adversely affect customer sentiment toward equity-linked products negative, causing a decline in sales, and
•
decrease the Company’s estimated future gross profits See Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information.

Generally, increases in equity markets will reduce the value of derivative assets used to provide a macro hedge on statutory surplus, resulting in realized capital losses during periods of market appreciation.
GMWB and Intercompany Reinsurance of GMWB, GMAB, and GMIB
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB rider. In the second quarter of 2009, the Company suspended all product sales in the U.K. The Company’s new U.S. variable annuity product, launched in October 2009, does not offer a GMWB. Declines in the equity markets will increase the Company’s liability for these benefits. The Company reinsures a majority of the GMWB benefits with an affiliated captive reinsurer. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of December 31, 2010 and December 31, 2009, 44% and 59%, respectively, of all unreinsured U.S GMWB ’in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after internal and external reinsurance, as of December 31, 2010 and December 31, 2009, was $1.0 and $0.8 billion, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an ’in the money’ GMWB at their death or their account value is reduced to a specified minimum level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $3.2 billion. For additional information on the Company’s GMWB liability, see Note 3 of the Notes to Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMWB and GMIB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and in the fourth quarter of 2009 the Company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 16, Transactions with Affiliates, of the Notes to Consolidated Financial Statements for further discussion.

GMDB and Intercompany Reinsurance of GMDB
The majority of the Company’s variable annuity contracts include a GMDB rider. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer and an external reinsurer. Declines in the equity market will increase the Company’s liability GMDB riders. The Company’s total gross exposure (i.e. before reinsurance) to U.S. GMDBs as of December 31, 2010 and December 31, 2009 is $10.7 billion and $18.4 billion, respectively. The Company will incur these payments in the future only if the policyholder has an ‘in-the-money’ GMDB at their time of death. As of December 31, 2010 and December 31, 2009, 56% and 73%, respectively, of all unreinsured U.S. GMDB in-force contracts were ‘in the money’. As of December 31, 2010, of the remaining net amount at risk for the GMDB benefit after the Company’s 60% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. As of December 31, 2009, of the remaining net amount at risk for GMDB benefit after the Company’s 53% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) referred to as the retained net amount at risk is $ $1.4 billion and $2.6 billion, as of December 31, 2010 and December 31, 2009. For additional information on the Company’s GMDB liability, see Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
Variable Product Equity Risk Management
Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantee [1]	U.S. GAAP Treatment [1]	Market Risk Exposures [1]
U.S. GMDB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels

Japan GMDB (Assumed)	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels/Interest Rates / Foreign Currency

GMWB	Fair Value	Equity Market Levels/Implied Volatility/Interest Rates

For Life Component of GMWB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels

Japan GMIB (Assumed)	Fair Value	Equity Market Levels/Interest Rate/Foreign Currency

Japan GMAB (Assumed)	Fair Value	Equity Market Levels/Implied Volatility/Interest Rates

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.
Risk Management
The Company carefully analyzes market risk exposures arising from: GMDB, GMIB, GMWB, GMAB; equity market, interest rate risks, implied volatility, foreign currency exchange risk and correlation between these market risk exposures. The Company evaluates these risks both individually and, in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate, implied volatility and foreign currency exchange risks embedded in its products through reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. The Company recently launched a new variable annuity product with reduced equity risk and has increased GMWB rider fees on new sales of the Company’s legacy variable annuities and the related in-force policies, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees has and may continue to result in a decline in market share.

The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures displayed above by variable annuity guarantees, as of December 31, 2010:

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
Dynamic Hedging
The Company’s dynamic hedging program uses derivative instruments to provide protection against the risk associated with the GMWB variable annuity product guarantees including equity market declines, equity implied volatility increases, and declines in interest rates. (See Market Risk on Statutory Capital below.) The Company uses hedging instruments including interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. During the first quarter and early in the second quarter of 2010, the Company added additional volatility protection. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to, policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions and the relative emphasis placed on various risk management objectives.
Macro Hedging
The Company’s macro hedging program uses derivative instruments such as options, swaps, futures, and forwards on equities, interest rates, and currencies to partially hedge the statutory tail scenario risk, arising from U.S., U.K. and Japan GMWB, GMDB, GMIB, and GMAB statutory liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. During the year, the Company added more equity macro hedge coverage and added additional currency protection. The macro hedge program will result in additional cost and U.S. GAAP earnings volatility in times of market increases as changes in the value of the macro hedge derivatives, which is designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
Hedging Impact
During the year ended December 31, 2010, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax loss of $900 primarily driven by the transfer of the increase of $400 in GMWB liabilities to an affiliated reinsurer, increases in U.S. equity markets of approximately 13%, decrease in volatility of approximately 2%, and increases in interest rates of approximately 60 basis points, partially offset by strengthened Yen of approximately 12% against USD and a strengthened Yen of approximately 19% against the Euro. See Note 16 Transactions with Affiliates for further discussion.

Equity Risk Impact on Statutory Capital and Risked Based Capital
See Statutory Capital under Capital Resources and Liquidity for information on the equity risk impact on statutory results.
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
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non—U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of U.K. Life operations, and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its reinsurance of Japanese variable annuities, and a yen denominated individual fixed annuity product. Also, foreign currency exchange rate risk is inherent when the Japan policyholders’ variable annuity sub-account investments are non-Japanese yen denominated securities while the related GMDB and GMIB guarantees are effectively yen-denominated. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2010 and 2009, were approximately $792 and $549, respectively.
In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows as fair value associated with certain foreign denominated fixed maturities. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2010 and 2009, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional amount of $266 and $316, respectively, and total fair value of $(8) and $(22), respectively.
Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2010 and 2009, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $26 and $21, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

Liabilities
The Company issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2010 and 2009, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $771 and $814, respectively, and a total fair value of $(17) and $(2), respectively.
The yen based fixed annuity product was written by HLIKK and ceded to the Company. During 2009, the Company has since suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) assumed is recorded in the consolidated balance sheets with invested assets denominated in U.S. dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, 2010 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2010 and 2009, the notional value of the currency swaps was $2.1 billion and $2.3 billion and the fair value was $608 and $316, respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A before-tax net gain of $27 and $47 for the years ended December 31, 2010 and 2009, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Prior to 2010, the Company had also issued guaranteed benefits (GMDB and GMIB) that were reinsured from HLIKK to the U.S. insurance subsidiaries. During 2010, the Company entered into foreign currency forward contracts that convert U.S. dollars to yen in order to hedge the foreign currency risk due to U.S. dollar denominated assets backing the yen denominated liabilities. The Company also enters into foreign currency forward contracts that convert euros to yen in order to economically hedge the risk arising when the Japan policyholders’ variable annuity sub-accounts are invested in non-Japanese yen denominated securities while the related GMDB and GMIB guarantees are effectively yen-denominated. As of December 31, 2010 and 2009, the derivatives used to hedge foreign currency risk associated with Japanese variable annuity products had a total notional amount of $1.7 billion and $257, respectively, and a total fair value of $73 and $(8), respectively.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2010, is $254. Of this $254, the legal entities have posted collateral of $284 in the normal course of business. Based on derivative market values as of December 31, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of December 31, 2010
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1 [1]	$14,146	$348

[1]
The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.1 billion and a fair value of $122, for which the Company has a contractual right to make a collateral payment in the amount of approximately $60 to prevent its termination.

Insurance Operations
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
As of December 31, 2010, the Company’s cash and short-term investments of $4 billion, included $1.1 of collateral received from, and held on behalf of, derivative counterparties and $260 of collateral pledged to derivative counterparties. The Company also held $2.8 billion of treasury securities, of which $284 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $58 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of December 31, 2010:

Fixed maturities [1]	$45,473
Short-term investments	3,489
Cash	531
Less: Derivative collateral	(1,639)

Total	$47,854

[1]	Includes $2.8 billion of U.S. Treasuries.
Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Global Annuity and Life Insurance obligations will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement Plans and institutional investment products will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s international annuity subsidiary and affiliate will be generally funded by the legal entity in the country in which the obligation was generated.

As of
December 31,
Contractholder Obligations	2010
Total Contractholder obligations	$217,143
Less: Separate account assets [1]	(159,729)
International statutory separate accounts [1]	(2,279)

General account contractholder obligations	$55,135

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$21,176
Fixed MVA annuities [3]	10,467
International fixed MVA annuities	2,723
Guaranteed investment contracts (“GIC”) [4]	912
Other [5]	19,857

General account contractholder obligations	$55,135

[1]
In the event customers elect to surrender separate account assets or international statutory separate accounts, the Company will use the proceeds from the sale of the assets to fund the surrender, and the Company’s liquidity position will not be impacted. In many instances the Company will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing the Company’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease the Company’s obligation for payments on guaranteed living and death benefits.

[2]
Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with an MVA feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on the Company’s liquidity requirements.

[3]
Relates to annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. the Company will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.

[4]
GICs are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment reflects changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC serves to protect the Company from interest rate risks and limit the Company’s liquidity requirements in the event of a surrender.

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Global Annuity’s individual variable annuities and Life Insurance’s variable life contracts, the general account option for Retirement Plans’ annuities and universal life contracts sold by Life Insurance may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

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
As of December 31, 2010 and 2009 $382 and $1,136, respectively, of consumer notes were outstanding. As of December 31, 2010, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2010 rates, either consumer price index plus 80 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $62 in 2011, $155 in 2012, $78 in 2013, $17 in 2014 and $70 thereafter. For 2010, 2009 and 2008, interest credited to holders of consumer notes was $25, $51 and $59, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table identifies the Company’s contractual obligations as of December 31, 2010:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Leases [1]	$29	$12	$14	$3	$—
Consumer notes [2]	419	79	250	50	40
Other long-term liabilities	1,511	1,095	274	142	—
Life and Annuity obligations [3]	335,117	23,183	46,203	38,305	227,426
Purchase Obligations [4]	1,156	1,102	48	6	—

Total	$338,232	$25,471	$46,789	$38,506	$227,466

[1]	Includes future minimum lease payments on operating lease agreements. See Note 10 of the Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[2]
Consumer notes include principal payments, contractual interest for fixed rate notes and, interest based on current rates for floating rate notes. See Note 12 of the Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[3]
Estimated life and annuity obligations include death claims, other charges associated with policyholder reserves, policy surrenders and policyholder dividends, offset by expected future deposits on in-force contracts. Estimated life and annuity obligations are based on mortality, morbidity and lapse assumptions comparable with the Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth and interest crediting consistent with other assumptions. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid loss and loss adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results

[4]
Included in purchase obligations is $192 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, information technology, and transportation in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

Dividends
Dividends to the Company from its insurance subsidiaries are restricted, as is the ability of the Company to pay dividends to its parent company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.
The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which the Company’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $815 in dividends in 2011 without prior approval from the applicable insurance commissioner. In 2010, the Company received dividends of $72 from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $676 in 2011. However, because the Company’s earned surplus is negative as of December 31, 2010, the Company will not be permitted to pay any dividends to its parent in 2011 without prior approval from the Connecticut Insurance Commissioner. In 2010, the Company did not pay dividends to its parent company.

Cash Flows

	2010	2009
Net cash provided by operating activities	$1,882	$2,522
Net cash provided by (used for) investing activities	$209	$(192)
Net cash used for financing activities	$(2,363)	$(2,183)
Cash — End of Year	$531	$793
Year ended December 31, 2010 compared to Year-ended December 31, 2009
Net cash provided by operating activities decreased primarily due to income taxes paid of $354 in 2010, compared to income taxes received of $282 in 2009.
Net cash provided by investing activities in 2010 primarily relates to net proceeds from sales of mortgage loans of $1.1 billion, partially offset by net purchases of available-for-sale securities of $241 and net payments on derivatives of $664. Net cash used for investing activities in 2009 consisted of net outflows of $1.8 billion from changes in payables on securities lending and net payments on derivatives of $520, partially offset by net proceeds from available-for-sale securities of $1.8 billion and net proceeds from sales of mortgage loans of $216.
Net cash used for financing activities in 2010 primarily relates to net outflows on investment and universal life-type contracts of $1.4 billion and repayments of consumer notes of $754. Net cash used for financing activities in 2009 primarily relates net outflows on investment and universal life-type contracts of $3.3 billion and repayments of consumer notes of $74, partially offset by capital contributions of $1.4 billion.
Operating cash flows in both periods have been more than adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section under “Market Risk”.
Ratings
Ratings impact the Company’s cost of borrowing and its ability to access financing and are an important factor in establishing competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the Company’s cost of borrowing and ability to access financing, as well as the level of revenues or the persistency of its business may be adversely impacted.
The following table summarizes Hartford Life Insurance Company’s and it’s wholly-owned subsidiary Hartford Life and Annuity Insurance Company’s financial ratings from the major independent rating organizations as of February 18, 2011:

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Life Insurance Company	A	A-	A	A3
Hartford Life and Annuity Insurance Company	A	A-	A	A3
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

Statutory Capital
The Company’s stockholder’s equity, as prepared using U.S. GAAP, was $8.2 billion as of December 31, 2010. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”), was $5.8 billion as of December 31, 2010.
Significant differences between U.S. GAAP stockholder’s equity and aggregate statutory capital and surplus prepared in accordance with U.S. STAT include the following:
•	Costs incurred by the Company to acquire insurance policies are deferred under US GAAP while those costs are expensed immediately under US STAT.
•
Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under US GAAP while those amounts deferred are subject to limitations under US STAT.

•
The assumptions used in the determination of benefit reserves is prescribed under US STAT, while the assumptions used under US GAAP are generally the Company’s best estimates. The methodologies for determining life insurance reserve amounts may also be different. For example, reserving for living benefit reserves under US STAT is generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines, while under US GAAP, those same living benefits may be considered embedded derivatives and recorded at fair value or they may be considered SOP 03-1 reserves. The sensitivity of these life insurance reserves to changes in equity markets, as applicable, will be different between US GAAP and US STAT.

•
The difference between the amortized cost and fair value of fixed maturity and other investments, net of tax, is recorded as an increase or decrease to the carrying value of the related asset and to equity under US GAAP, while US STAT only records certain securities at fair value, such as equity securities and certain lower rated bonds required by the NAIC to be recorded at the lower of amortized cost or fair value. In the case of the Company’s market value adjusted (MVA) fixed annuity products, invested assets are marked to fair value (including the impact of audit spreads) and liabilities are marked to fair value (but generally excluding the impacts of credit spreads) for statutory purposes only. In the case of the Company’s market value adjusted (MVA) fixed annuity products, invested assets are marked to fair value (but generally actual credit spreads are not fully reflected) for statutory purposes only.

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
Risk-based Capital
State insurance regulators and the NAIC have adopted risk-based capital requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under risk-based capital (“RBC”) requirements, a company’s RBC is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. The adequacy of a company’s actual capital is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. RBC standards are used by regulators to set in motion appropriate regulatory actions related to insurers that show indications of inadequate conditions. In addition, the rating agencies view RBC ratios along with their proprietary models as factors in making ratings determinations.

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
•
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we have experienced, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus and can create funding obligations to the statutory separate account.

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
The Company has reinsured approximately 18% of its risk associated with U.S. GMWB with a third party and 16% of its risk associated with U.S. GMWB with an affiliated captive reinsurer. The Company has also reinsured 60% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the equity markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, migrating towards a more statutory based hedging program, changes in product design, increasing pricing and expense management.
In addition, in 2010 The Hartford entered into an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain Connecticut domiciled insurers, including Hartford Life Insurance Company, of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for these insurance companies to treat receivables from a parent as admitted assets for statutory accounting.
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
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessment, see Note 10 of the Notes to Consolidated Financial Statements.

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
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2010.
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
The Company’s management assessed its internal controls over financial reporting as of December 31, 2010 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF HARTFORD LIFE INSURANCE COMPANY
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.	EXECUTIVE COMPENSATION
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2010 and 2009.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
(1) Audit fees	$9,766,032	$9,036,682
(2) Audit-related fees(a)	707,026	735,674
(3) Tax fees(b)	12,200	14,000
(4) All other fees(c)	267,081	30,000

Total	$10,752,339	$9,816,356

(a)	Principally consisted of internal control reviews and due diligence and related services.

(b)	Principally consisted of domestic and international tax compliance services and tax examination assistance.

(c)	Fees for the year ended December 31, 2010 consisted primarily of an enterprise risk management project.
The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2010 and 2009 was compatible with maintaining the Deloitte Entities’ independence.
The Committee has established policies requiring it’s pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Committee pre-approve specifically described audit, audit-related and tax services, annually. For the annual pre-approval, the Committee approves categories of audit services, audit-related services and tax services, and related fee budgets. For all pre-approvals, the Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission and the Public Company Accounting Oversight Board on auditor independence. The independent registered public accounting firm and management report to the Committee on a timely basis regarding the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the limits approved by the Committee. The Committee’s policies require specific pre-approval of all internal control-related services and all other permitted services on an individual project basis. As provided by the Committee’s policies, the Committee has delegated to its Chairman the authority to address any requests for pre-approval of services between Committee meetings, up to a maximum of $100,000. The Chairman must report any pre-approvals to the full Committee at its next scheduled meeting.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report:
(1) Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.
(2) Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules elsewhere herein.
(3) Exhibits. See Exhibit Index elsewhere herein.

HARTFORD LIFE INSURANCE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harford Life Insurance Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, for other-than-temporary impairments as required by accounting guidance adopted in 2009, and for the fair value measurement of financial instruments as required by accounting guidance adopted in 2008.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 25, 2011

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
(In millions)	2010	2009	2008
Revenues
Fee income and other	$3,806	$3,723	$4,123
Earned premiums	260	377	984
Net investment income (loss)
Securities available-for-sale and other	2,621	2,505	2,588
Equity securities held for trading	238	343	(246)
Total net investment income (loss)	2,859	2,848	2,342
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(712)	(1,722)	(1,888)
OTTI losses recognized to other comprehensive income	376	530	—

Net OTTI losses recognized in earnings	(336)	(1,192)	(1,888)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(608)	316	(3,875)

Total net realized capital gains (losses)	(944)	(876)	(5,763)

Total revenues	5,981	6,072	1,686
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	2,948	3,716	4,048
Benefits, loss and loss adjustment expenses — returns credited on International unit-linked bonds and pension products	238	343	(246)
Insurance operating costs and other expenses	1,610	1,826	1,911
Amortization of deferred policy acquisition costs and present value of future profits	215	3,716	1,610
Goodwill impairment	—	—	184
Dividends to policyholders	21	12	13

Total benefits, losses and expenses	5,032	9,613	7,520

Income (loss) from continuing operations before income taxes	949	(3,541)	(5,834)
Income tax expense (benefit)	228	(1,399)	(2,180)

Income (loss) from continuing operations	721	(2,142)	(3,654)
Income (loss) from discontinued operations, net of tax	31	(5)	(5)

Net income (loss)	752	(2,147)	(3,659)
Net income (loss) attributable to the noncontrolling interest	8	10	(105)

Net income (loss) attributable to Hartford Life Insurance Company	$744	$(2,157)	$(3,554)

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2010	2009
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $45,323 and $44,284) (includes variable interest entity assets, at fair value, of $406 as of December 31, 2010)	$44,834	$40,403
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $323 as of December 31, 2010)	639	—
Equity securities, trading, at fair value (cost of $2,061 and $2,359)	2,279	2,443
Equity securities, available for sale, at fair value (cost of $320 and $447)	340	419
Policy loans, at outstanding balance	2,128	2,120
Mortgage loans (net of allowances for loan losses of $62 and $260)	3,244	4,304
Limited partnership and other alternative investments (includes variable interest entity assets of $14 as of December 31, 2010)	838	759
Other investments	1,461	338
Short-term investments	3,489	5,128

Total investments	59,252	55,914
Cash	531	793
Premiums receivable and agents’ balances	67	69
Reinsurance recoverables	3,924	3,140
Deferred income taxes, net	2,138	3,066
Deferred policy acquisition costs and present value of future profits	4,949	5,779
Goodwill	470	470
Other assets	692	1,709
Separate account assets	159,729	150,380

Total assets	$231,752	$221,320

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,385	$11,318
Other policyholder funds and benefits payable	43,395	43,526
Other policyholder funds and benefits payable — International unit-liked bonds and pension products	2,252	2,419
Consumer notes	382	1,136
Other liabilities (includes variable interest entity liabilities of $422 as of December 31, 2010)	6,398	6,245
Separate account liabilities	159,729	150,380

Total liabilities	223,541	215,024

Commitments and contingent liabilities (Note 10)
Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Capital surplus	8,265	8,457
Accumulated other comprehensive loss, net of tax	(372)	(1,941)
Retained earnings (deficit)	312	(287)

Total stockholder’s equity	8,211	6,235

Noncontrolling interest	—	61

Total equity	8,211	6,296

Total liabilities and stockholder’s equity	$231,752	$221,320

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

			Accumulated Other Comprehensive
			Income (Loss)
			Net Unrealized	Net (Loss)
			Capital Gains	Gain On Cash	Foreign
			(Losses)	Flow Hedging	Currency		Total	Non-
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s	Controlling	Total
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjs	Earnings (Deficit)	Equity	Interest	Equity

2010
Balance, December 31, 2009	$6	$8,457	$(2,039)	$148	$(50)	$(287)	$6,235	$61	$6,296
Comprehensive income
Net income						744	744		744
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			1,298				1,298		1,298
Net gains on cash flow hedging instruments				117			117		117
Cumulative translation adjustments					(18)		(18)		(18)

Total other comprehensive income			1,298	117	(18)		1,397		1,397
Total comprehensive income			1,298	117	(18)	744	2,141		2,141
Capital contribution from parent (3)		(192)					(192)		(192)
Dividends declared						1	1		1
Cumulative effect of accounting changes, net of tax			172			(146)	26		26

Change in noncontrolling interest ownership								(69)	(69)

Noncontrolling income								8	8

Balance, December 31, 2010	$6	$8,265	$(569)	$265	$(68)	$312	$8,211	$—	$8,211

2009
Balance, December 31, 2008	$6	$6,157	$(4,806)	$440	$(165)	$1,446	$3,078	$165	$3,243
Comprehensive income
Net loss						(2,157)	(2,157)		(2,157)
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains (losses) on securities (2)			3,229				3,229		3,229
Net gains on cash flow hedging instruments				(292)			(292)		(292)
Cumulative translation adjustments					115		115		115

Total other comprehensive income							3,052		3,052

Total comprehensive income							895		895
Capital contribution from parent (3)		2,300					2,300		2,300
Dividends declared						(38)	(38)		(38)
Cumulative effect of accounting changes, net of tax			(462)			462	—		—

Change in noncontrolling interest ownership								(114)	(114)

Noncontrolling income (loss)								10	10

Balance, December 31, 2009	$6	$8,457	$(2,039)	$148	$(50)	$(287)	$6,235	$61	$6,296

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (continued)

			Accumulated Other Comprehensive Income (Loss)
			Net Unrealized	Net (Loss)
			Capital Gains	Gain On Cash	Foreign
			(Losses)	Flow Hedging	Currency		Total	Non-
	Common	Capital	On Securities,	Instruments,	Translation	Retained	Stockholder’s	Controlling	Total
	Stock	Surplus	Net of Tax	Net of Tax	Adjs	Earnings	Equity	Interest	Equity
2008
Balance, December 31, 2007	$6	$3,746	$(318)	$(137)	$8	$5,315	$8,620	$255	$8,875
Comprehensive income
Net loss						(3,554)	(3,554)		(3,554)
Other comprehensive income, net of tax (1)
net change in unrealized capital gains (losses) on securities (2)			(4,488)				(4,488)		(4,488)
Net loss on cash flow hedging instruments				577			577		577
Cumulative translation adjustments					(173)		(173)		(173)

Total other comprehensive loss							(4,084)		(4,084)

Total comprehensive loss							(7,638)		(7,638)
Capital contribution from parent (3)		2,411					2,411		2,411
Dividends declared						(313)	(313)		(313)
Cumulative effect of accounting changes, net of tax						(2)	(2)		(2)

Change in noncontrolling interest ownership								15	15

Noncontrolling income (loss)								(105)	(105)
Balance, December 31, 2008	$6	$6,157	$(4,806)	$440	$(165)	$1,446	$3,078	$165	$3,243

(1)
Net change in unrealized capital gain on securities is reflected net of tax provision (benefit) and other items of $(699), $(1,739), and $2,416 for the years ended December 31, 2010, 2009 and 2008, respectively. Net (loss) gain on cash flow hedging instruments is net of tax provision (benefit) of $(63), $157 and $(310) for the years ended December 31, 2010, 2009 and 2008, respectively. There is no tax effect on cumulative translation adjustments.

(2)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(121), $(1,076), and $(1,396) for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)
The Company received $2.1 billion in capital contributions from its parent and returned capital of $700 to its parent. The Company received noncash capital contributions of $887 as a result of valuations associated with the October 1, 2009 reinsurance transaction with an affiliated captive reinsurer. Refer to Note 16 Transactions with Affiliates. The Company received a noncash asset capital contribution of $180 from its parent company during 2008.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2010	2009	2008
Operating Activities
Net income(loss)	$752	$(2,147)	$(3,659)
Adjustments to reconcile net income(loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	232	3,727	1,620
Additions to deferred policy acquisition costs and present value of future profits	(521)	(674)	(1,258)
Change in:
Reserve for future policy benefits, unpaid losses and loss adjustment expenses	13	574	1,161
Reinsurance recoverables	26	66	(29)
Receivables and other assets	(112)	(20)	66
Payables and accruals	295	420	(369)
Accrued and deferred income taxes	(90)	(797)	(2,166)
Net realized capital losses	882	877	5,763
Net receipts from investment contracts related to policyholder funds — International unit-linked bonds and pension products	(167)	804	396
Net increase in equity securities, trading	164	(809)	(386)
Depreciation and amortization	207	173	78
Goodwill impairment	—	—	184
Other, net	201	328	(190)

Net cash provided by operating activities	$1,882	$2,522	$1,211

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available for sale	$28,581	$37,224	$12,104
Fixed maturities, fair value option	20	—	—
Equity securities, available-for-sale	171	162	140
Mortgage loans	1,288	413	325
Partnerships	151	173	250
Payments for the purchase of:
Fixed maturities and short-term investments, available for sale	(28,871)	(35,519)	(18,216)
Fixed maturities, fair value option	(74)	—	—
Equity securities, available-for-sale	(122)	(61)	(144)
Mortgage loans	(189)	(197)	(1,067)
Partnerships	(172)	(121)	(330)
Derivatives payments (sales), net	(644)	(520)	1,170
Proceeds from business sold	241	—	—
Purchase price of businesses acquired	—	—	(78)
Change in policy loans, net	(8)	34	(139)
Change in payables for collateral under securities lending, net	(46)	(1,805)	(974)
Change in all other, net	(117)	25	362

Net cash provided by (used for) investing activities	$209	$(192)	$(6,597)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	$15,405	$13,398	$22,449
Withdrawals and other deductions from investment and universal life-type contracts	(25,030)	(23,487)	(28,105)
Net transfers (to)/from separate accounts related to investment and universal life-type contracts	8,211	6,805	7,074
Issuance of structured financing	—	(189)	2,001
Capital contributions (1) (2)	(195)	1,397	2,231
Dividends paid (1)	—	(33)	(299)
Net Issuances/(Repayments) at maturity or settlement of consumer notes	(754)	(74)	401

Net cash provided by (used for) financing activities	$(2,363)	$(2,183)	$5,752

Impact of foreign exchange	10	(15)	(128)
Net (decrease) increase in cash	(262)	132	238

Cash — beginning of year	793	661	423

Cash — end of year	$531	$793	$661

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid (Received) During the Year for:
Income taxes	$354	$(282)	$(183)
Supplemental schedule of noncash operating and financing activities:

(1)
The Company made noncash dividends of $5 in 2009 related to the assumed reinsurance agreements with Hartford Life Insurance K.K. The Company made noncash dividends of $54 and received a noncash capital contributions of $180 from its parent company during 2008 related to the assumed reinsurance agreement with Hartford Life Insurance K.K.

(2)
The Company received noncash capital contributions of $887 as a result of valuations associated with an October 1, 2009 reinsurance transaction with an affiliated captive reinsurer. Refer to Note 16 Transactions with Affiliates for further discussion of this transaction.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “Company”, “we” or “our”) is a provider of insurance and investment products in the United States of America (“U.S.”) and is an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”).
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
The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; living benefits required to be fair valued (in other policyholder funds and benefits payable); valuation of investments and derivative instruments; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; goodwill impairment; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year financial year financial information to conform to the current year presentation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Adoption of New Accounting Standards
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) updated the guidance which amends the consolidation requirements applicable to variable interest entities (“VIE”). Under this new guidance, an entity would consolidate a VIE when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The FASB also issued an amendment to this guidance in February 2010 which defers application of this guidance to certain entities that apply specialized accounting guidance for investment companies. The Company adopted this guidance on January 1, 2010. As a result of adoption, in addition to those VIEs the Company consolidates under the previous guidance, the Company consolidated a Company sponsored Collateralized Debt Obligation (“CDO”) electing the fair value option, and a Company sponsored Collateralized Loan Obligation, at carrying values carried forward as if the Company had been the primary beneficiary from the date the Company entered into the VIE arrangement. The impact on the Company’s Consolidated Balance Sheet as a result of adopting this guidance was an increase in assets of $432, an increase in liabilities of $406, and an increase in January 1, 2010 retained earnings, net of tax, of $26. The Company has investments in mutual funds, limited partnerships and other alternative investments, including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds which may be VIEs. The accounting for these investments will remain unchanged as they fall within the scope of the deferral of this new consolidation guidance. See Note 4 for further discussion.
Embedded Credit Derivatives
In March 2010, the FASB issued guidance clarifying the scope exception for certain credit derivatives embedded within structured securities which may result in bifurcation of these credit derivatives. Embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the exemption. As a result, investments with an embedded credit derivative in a form other than the above mentioned subordination may need to be separately accounted for as an embedded credit derivative resulting in recognition of the change in the fair value of the embedded credit derivative in current period earnings. Upon adoption, an entity may elect the fair value option prospectively, with changes in fair value of the investment in its entirety recognized in earnings, rather than bifurcate the embedded credit derivative. The guidance is effective, on a prospective basis only, for fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company adopted this guidance on July 1, 2010 and identified securities with an amortized cost and fair value of $753 and $464, respectively, which were impacted by the scope of this standard. Upon adoption, the Company elected the fair value option for securities having an amortized cost and fair value of $429 and $203, respectively. For further discussion of fair value option, see Note 3. For the remainder of securities that were impacted by the scope of this standard, upon adoption, the embedded credit derivatives were bifurcated but are reported with the host instrument in the consolidated balance sheets. As of July 1, 2010, these securities had an amortized cost and fair value of $324 and $261, respectively, with an associated embedded derivative notional value of $325. For further discussion of embedded derivatives, see Note 4. The adoption, on July 1, 2010 resulted in the reclassification of $172, after-tax and after deferred policy acquisition costs (“DAC”), net unrealized losses from accumulated other comprehensive loss to retained earnings, including $188 of unrealized capital losses and $16 of unrealized capital gains.
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
The Company will adopt this guidance on January 1, 2012. The Company has not yet determined if it will apply the guidance on a prospective or retrospective basis or the effect of the adoption on the Company’s Consolidated Financial Statements. If retrospective application is elected, the adoption could have a material impact on stockholders’ equity. If prospective application is elected, there could be a material impact to the Company’s Consolidated Statement of Operations as non-deferrable acquisition costs will increase while amortization would continue on the existing DAC balance.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Significant Accounting Policies
The Company’s significant accounting policies are described below or are referenced below to the applicable Note where the description is included.

Accounting Policy	Note
Fair Value	3
Investments and Derivative Instruments	4
Reinsurance	5
Deferred Policy Acquisition Costs and Present Value of Future Profits	6
Goodwill and Other Intangible Assets	7
Separate Accounts	8
Sales Inducements	9
Commitments and Contingencies	10
Income Taxes	11

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
Dividends to Policyholders
Policyholder dividends are paid to certain life insurance policyholders. Policies that receive dividends are referred to as participating policies. Such dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
As of December 31, 2010, 2009, and 2008 3% of the total life insurance policies were participating policies. Dividends to policyholders were $21, $12 and $13 for the years ended December 31, 2010, 2009, and 2008, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.
Cash
Cash represents cash on hand and demand deposits with banks or other financial institutions.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
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
Discontinued Operations
The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.
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
Mutual Funds
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (collectively, “mutual funds”), consisting of 52 mutual funds, as of December 31, 2010. The Company charges fees to these mutual funds, which are recorded as revenue by the Company. These mutual funds are registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940.
The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s Consolidated Financial Statements since they are not assets, liabilities and operations of the Company.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment Information
The Company has four reporting segments: Global Annuity, Life Insurance, Retirement Plans, and Mutual Funds, as well as an Other category, as follows:
Global Annuity
Global Annuity offers variable, fixed market value adjusted (“MVA”) annuities, structured settlements, single premium immediate annuities, longevity assurance to individuals as well as customized investment, insurance, and income solutions to select markets of institutional investors. Products offered to institutional investors (“IIP”) include mutual funds, stable value contracts, institutional annuities (primarily terminal funding cases) and mutual funds owned by institutional investors.
Life Insurance
Life Insurance sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life, term life, and variable private placement life insurance (“PPLI”) owned by corporations and high net worth individuals.
Retirement Plans
Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the Internal Revenue Service Code of 1986 as amended (“the IRS Code”).
Mutual Funds
Mutual Funds offers retail mutual funds, investment-only mutual funds and college savings plans under Section 529 of the Code (collectively referred to as non-proprietary) and proprietary mutual fund supporting the insurance products issued by The Hartford.
Other category
The Company includes in an Other category its leveraged PPLI product line of business, corporate items not directly allocated to any of its reporting segments, intersegment eliminations, direct and assumed guaranteed minimum income benefit (“GMIB”), guaranteed minimum death benefit (“GMDB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) which is subsequently ceded to an affiliated captive reinsurer, and certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, Hartford Life and Accident Insurance Company (“HLA”).
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
The following tables represent summarized financial information concerning the Company’s reporting segments.

	As of December 31,
Assets	2010	2009
Global Annuity	$122,962	$126,326
Life Insurance	63,390	54,376
Retirement Plans	34,153	28,180
Mutual Funds	153	140
Other	11,094	12,298

Total assets	$231,752	$221,320

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment Information (continued)

Revenues by Product Line	For the years ended December 31,
Revenues	2010	2009	2008
Earned premiums, fees, and other considerations
Global Annuity
Individual variable annuity	$1,760	$1,589	$1,981
Fixed / MVA and other annuity	18	17	(2)
IIP	24	386	929

Total Global Annuity	1,802	1,992	2,908
Life Insurance
Variable life	416	503	374
Universal life	367	362	376
Term life	36	37	42
PPLI	174	115	119

Total Life Insurance	993	1,017	911
Retirement Plans
401(k)	318	286	290
Government plans	41	38	48

Total Retirement Plans	359	324	338
Mutual Funds
Non-Proprietary	519	437	553
Proprietary	61	—	—

Total Mutual Funds	580	437	553
Other	332	330	397

Total premiums, fees, and other considerations	4,066	4,100	5,107

Net investment income	2,859	2,848	2,342
Net realized capital losses	(944)	(876)	(5,763)

Total Revenues	$5,981	$6,072	$1,686

Net income (loss) attributable to Hartford Life Insurance Company
Global Annuity	$231	$(2,620)	$(1,866)
Life Insurance	224	28	(22)
Retirement Plans	47	(222)	(157)
Mutual Funds	129	32	37
Other	113	625	(1,546)

Total net income (loss)	$744	$(2,157)	$(3,554)

Net investment income (loss)
Global Annuity	$1,808	$1,929	$1,539
Life Insurance	485	317	313
Retirement Plans	364	315	342
Mutual Funds	(1)	(16)	(12)
Other	203	303	160

Total net investment income	$2,859	$2,848	$2,342

Amortization of deferred policy acquisition and present value of future profits
Global Annuity	$15	$3,297	$1,268
Life Insurance	122	315	168
Retirement Plans	27	56	91
Mutual Funds	51	50	86
Other	—	(2)	(3)

Total amortization of DAC	$215	$3,716	$1,610

Income tax expense (benefit)
Global Annuity	$23	$(1,604)	$(1,196)
Life Insurance	103	(27)	(35)
Retirement Plans	13	(143)	(133)
Mutual Funds	51	20	22
Other	38	355	(838)

Total income tax expense (benefit)	$228	$(1,399)	$(2,180)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds, and exchange traded equity and derivative securities.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are exchange traded equity securities, derivative instruments that are priced using models with observable market inputs, including interest rate, foreign currency and certain credit default swap contracts and have no significant unobservable market inputs.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as and/or lower quality asset-backed securities (“ABS”) and commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs, residential mortgage-backed securities (“RMBS”) primarily below-prime loans, and below investment grade private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivatives securities, including customized GMWB hedging derivatives, equity derivatives, longer dated derivatives, swaps with optionality, and certain complex credit derivatives and certain other liabilities. Because Level 3 fair values, by their nature, contain unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the year ended December 31, 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,068	$—	$1,660	$408
CDOs	1,899	—	30	1,869
CMBS	5,028	—	4,536	492
Corporate	26,915	—	25,429	1,486
Foreign government/government agencies	1,002	—	962	40
States, municipalities and political subdivisions (“Municipal”)	1,032	—	774	258
RMBS	4,118	—	3,013	1,105
U.S. Treasuries	2,772	248	2,524	—

Total fixed maturities	44,834	248	38,928	5,658
Fixed maturities, FVO	639	—	128	511
Equity securities, trading	2,279	2,279	—	—
Equity securities, AFS	340	174	119	47
Derivative assets
Credit derivatives	(11)	—	(19)	8
Equity derivatives	2	—	—	2
Foreign exchange derivatives	857	—	857	—
Interest rate derivatives	(99)	—	(63)	(36)
Variable annuity hedging derivatives and macro hedge program	704	2	33	669

Total derivative assets [1]	1,453	2	808	643
Short-term investments	3,489	204	3,285	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	2,002	—	—	2,002
Separate account assets [2]	153,713	116,703	35,763	1,247

Total assets accounted for at fair value on a recurring basis	$208,749	119,610	79,031	10,108

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(4,258)	$—	$—	$(4,258)
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(4,267)	—	—	(4,267)
Derivative liabilities
Credit derivatives	(401)	—	(49)	(352)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	(25)	—	(25)	—
Interest rate derivatives	(59)	—	(42)	(17)
Variable annuity hedging derivatives and macro hedge program	126	(2)	(11)	139

Total derivative liabilities [3]	(357)	(2)	(127)	(228)
Other liabilities	(37)	—	—	(37)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(4,666)	$(2)	$(127)	$(4,537)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2010, $962 was the amount of cash collateral liability that was netted against the derivative asset value on the Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	As of December 31, 2010 excludes approximately $6 billion of investment sales receivable that are not subject to fair value accounting.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

[3]	As of December 31, 2009 excludes approximately $3 billion of investment sales receivable that are not subject to fair value accounting.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Available-for-Sale Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
A pricing matrix is used to price private placement securities for which the Company is unable to obtain either a price from a third-party pricing service by discounting the expected future cash flows from the security by a developed market discount rate utilizing current credit spreads. Credit spreads are developed each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers. The appropriate credit spreads determined through this survey approach are based upon the issuer’s financial strength and term to maturity, utilizing an independent public security index and trade information and adjusting for the non-public nature of the securities. For the quarter ended September 30, 2010, the Company compared the results of the private placement pricing model to actual trades, as well as to third party broker quotes and determined that the pricing model results were consistent with market observable data for investment grade private placement securities. As a result, the Company reclassified investment grade private placement securities from Level 3 to Level 2. Below investment grade private placement securities remain classified as Level 3.
The Company performs a monthly analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. As a part of this analysis, the Company considers trading volume and other factors to determine whether the decline in market activity is significant when compared to normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third party pricing services’ methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes, new issuance activity and other market activities. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2010 and 2009, 97% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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

•	Corporates — Primary inputs also include observations of credit default swap curves related to the issuer.
•	Foreign government/government agencies - Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.
•	Municipals — Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.
•	Short-term investments — Primary inputs also include material event notices and new issue money market rates.
•	Equity securities, trading — Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.
•	Credit derivatives — Significant inputs primarily include the swap yield curve and credit curves.
•	Foreign exchange derivatives — Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.
•	Interest rate derivatives — Significant input is primarily the swap yield curve.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Level 3	Most of the Company’s securities classified as Level 3 are valued based on brokers’ prices. Certain long-dated securities are priced based on third party pricing services, including municipal securities and foreign government/government agencies, as well as bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:
•	Credit derivatives — Significant unobservable inputs may include credit correlation and swap yield curve and credit curve extrapolation beyond observable limits.
•	Equity derivatives — Significant unobservable inputs may include equity volatility.
•	Interest rate contracts — Significant unobservable inputs may include swap yield curve extrapolation beyond observable limits and interest rate volatility.
Product Derivatives
The Company currently offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider in the U.S., and formerly offered GMWBs in the U.K. The Company has also assumed, through reinsurance, from HLIKK GMIB, GMWB and GMAB. As of October 1, 2009 the Company has subsequently ceded the GMWB and assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in theConsolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.
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
During 2009, the Company entered into a reinsurance arrangement with an affiliated captive reinsurer to transfer a portion of its risk of loss associated with direct US GMWB and assumed HLIKK GMIB, GMWB, and GMAB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreement are reported in net realized capital gains and losses. Please see Note 16 for more information on this transaction.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the year ended December 30, 2010, 2009 and 2008, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $(8), $(263) and $10, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total pre-tax realized gains (losses) of approximately $45, $231, and $470 for the year ended December, 31, 2010, 2009 and 2008, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $31, $481 and $(355) for the year ended December 31, 2010, 2009 and 2008, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the twelve months ending December 31, 2010, 2009 and 2008, for the financial instruments classified as Level 3.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2010 to December 31, 2010

		Total						Changes in unrealized
		realized/unrealized						gains (losses) included
		gains (losses)						in net income related to
	Fair value	included in:		Purchases,			Fair value	financial instruments
	as of	Net		issuances,	Transfers	Transfers	as of	still held at
	January 1,	income		and	in to	out of	December 31,	December 31,
Asset (Liability)	2010	[1] [2] [8]	OCI [3]	Settlements	Level 3 [4]	Level 3 [4]	2010	2010 [2]
Assets
Fixed maturities, AFS
ABS	$497	$(16)	$71	$(59)	$40	$(125)	$408	$(6)
CDO	2,109	(124)	467	(187)	42	(438)	1,869	(130)
CMBS	269	(98)	327	(157)	267	(116)	492	(58)
Corporate	5,239	(10)	193	(66)	800	(4,670)	1,486	(20)
Foreign govt./govt. agencies	80	—	1	(8)	—	(33)	40	—
Municipal	218	1	24	19	—	(4)	258	—
RMBS	995	(38)	228	(129)	102	(53)	1,105	(35)

Total fixed maturities, AFS	9,407	(285)	1,311	(587)	1,251	(5,439)	5,658	(249)
Fixed maturities, FVO	—	74	—	(10)	447	—	511	71
Equity securities, AFS	32	(3)	7	11	—	—	47	(3)
Derivatives
Credit derivatives	(161)	104	—	3	(290)	—	(344)	103
Equity derivatives	(2)	6	—	—	—	—	4	6
Interest rate derivatives	5	(3)	—	(44)	—	(11)	(53)	(23)
Variable annuity hedging derivatives and macro hedge program	526	(415)	—	701	—	(4)	808	(382)

Total derivatives [5]	368	(308)	—	660	(290)	(15)	415	(296)
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [1], [7], [9]	1,108	182	260	452	—	—	2,002	182
Separate accounts [6]	962	142	—	314	14	(185)	1,247	20

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits [8]	$(3,439)	$(259)	$(307)	$(253)	$	$	$(4,258)	$(259)
Institutional notes	(2)	2	—	—	—	—	—	2
Equity linked notes	(10)	—	—	1	—	—	(9)	—

Total other policyholder funds and benefits payable [1]	(3,451)	(257)	(307)	(252)	—	—	(4,267)	(257)
Other derivative liabilities
Other liabilities	—	(26)	—	—	(11)	—	(37)	—
Consumer notes	(5)	—	—	—	—	—	(5)	—

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

[7]
Includes fair value of reinsurance recoverables of approximately $1.7 billion related to a transaction entered into with an affiliated captive reinsurer. Please see Note 16 Transactions with Affiliates for more information.

[8]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2009 to December 31, 2009

							Changes in unrealized
							gains (losses)
							included in net income
	Fair value	Total realized/unrealized		Purchases,		Fair value	related to financial
	as of	gains (losses) included in:		issuances,	Transfers in	as of	instruments still held at
	January 1,	Net income		and	and/or (out)	December 31,	December 31,
Asset (Liability)	2009	[1] [2] [8]	OCI [3]	settlements	of Level 3 [4]	2009	2009
Assets
Fixed maturities, AFS
ABS	$429	$(39)	$148	$(21)	$(20)	$497	$(29)
CDO	1,981	(426)	720	(118)	(48)	2,109	(382)
CMBS	263	(170)	196	(53)	33	269	(37)
Corporate	4,421	(56)	723	552	(401)	5,239	(45)
Foreign govt./govt. agencies	74	—	—	19	(13)	80	—
Municipal	155	—	4	29	30	218	—
RMBS	1,419	(344)	136	(174)	(42)	995	(220)

Total fixed maturities, AFS	8,742	(1,035)	1,927	234	(461)	9,407	(713)
Equity securities, AFS	59	(1)	8	(1)	(33)	32	(1)
Derivatives [5]
Variable annuity hedging derivatives and macro hedge program	2,774	(1,643)	—	(605)	—	526	(1,170)
Other freestanding derivatives	(234)	73	(4)	16	(9)	(158)	129

Total freestanding derivatives	2,540	(1,570)	(4)	(589)	(9)	368	(1,041)
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [1], [7], [9]	1,302	(1,565)	(51)	1,422	—	1,108	(1,565)
Separate accounts [6]	786	(65)	—	344	(103)	962	(38)

Liabilities
Other policyholder funds and benefits payable [1]
Guaranteed living benefits	$(9,206)	$5,833	$174	$(240)	$—	$(3,439)	$5,833
Institutional notes	(41)	39	—	—	—	(2)	39
Equity linked notes	(8)	(2)	—	—	—	(10)	(2)

Total other policyholder funds and benefits payable[1]	(9,255)	5,870	174	(240)	—	(3,451)	5,870
Consumer notes	(5)	—	—	—	—	(5)	—

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

[8]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2008 to December 31, 2008

							Changes in
							unrealized
							gains (losses)
		Total					included in net
		realized/unrealized					income related
		gains (losses)					to financial
	Fair value	included in:		Purchases,	Transfers in	Fair value	instruments
	as of	Net		issuances,	and/or	as of	still held at
	January 1,	income		and	(out) of	December 31,	December 31,
Asset (Liability)	2008	(1),(2),(11)	OCI(3)	settlements	Level 3(4)	2008	2008(2)
Assets
Fixed maturities	$13,558	$(659)	$(3,382)	$526	$(1,301)	$8,742	$(515)
Equity securities, AFS	563	1	(27)	3	(481)	59	(2)
Freestanding derivatives(4)
Variable annuity hedging derivatives and macro hedge program	673	2,096	—	5	—	2,774	1,995
Other freestanding derivatives	(303)	(316)	16	271	98	(234)	(225)

Total freestanding derivatives	370	1,780	16	276	98	2,540	1,770
Reinsurance recoverable(1),(2),(9)	238	962	—	102	—	1,302	962
Separate accounts(6)	701	(204)	—	(26)	315	786	(73)

Supplemental Asset Information
Total freestanding derivatives used to hedge U.S. GMWB including those in Levels 1, 2 and 3(10)	643	3,374	—	(1,353)	—	2,664	3,374

Liabilities
Other policyholder funds and benefits payable(2)
Guaranteed living benefits	$(1,692)	$(7,019)	$(248)	$(247)	$—	$(9,206)	$(7,019)
Institutional notes	(24)	(17)	—	—	—	(41)	(17)
Equity linked notes	(21)	13	—	—	—	(8)	13

Total other policyholder funds and benefits payable accounted for at fair value(2)	(1,737)	(7,023)	(248)	(247)	—	(9,255)	(7,023)
Consumer notes	(5)	5	—	(5)	—	(5)	5

Supplemental Information
Net U.S. GMWB (Embedded derivatives, freestanding derivatives including those in Levels 1, 2 and 3 and reinsurance recoverable)(8)	$(552)	$(631)	$—	$(1,377)	$—	$(2,560)	$(631)

[1]	The January 1, 2008 fair value of $238 includes the pre fair value amount of $128 and transitional adjustment of $110.

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

[5]	All amounts are before income taxes and amortization of DAC.

[6]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities which results in a net zero impact on net income for the Company.

[7]	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information for individual securities within respective categories.

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

[10]
The ’Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2.

[11]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Consolidated Statements of Operations.

For the year ended
December 31, 2010
Assets
Fixed maturities, FVO
ABS	$(5)
Corporate	(7)
CRE CDOs	79
Other liabilities
Credit-linked notes	(26)

Total realized capital gains (losses)	$41

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Consolidated Balance Sheets.

As of December 31, 2010
Assets
Fixed maturities, FVO
ABS	$64
CRE CDOs	260
Corporate	251
Foreign government	64

Total fixed maturities, FVO	$639

Other liabilities
Credit-linked notes [1]	$37

[1]	As of December 31, 2010, the outstanding principal balance of the notes was $243. Also not included in the table above was $250 of derivative instruments in the Company’s Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value, and not included in the above fair value discussion as of December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,128	$2,164	$2,120	$2,252
Mortgage loans	3,244	3,272	4,304	3,645

Liabilities
Other policyholder funds and benefits payable [1]	$10,824	$11,050	$11,919	$12,101
Consumer notes [2]	377	392	1,131	1,194

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2009.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments
Significant Investment Accounting Policies
Overview
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss) (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2010, 2009 and 2008 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security. If the Company’s best estimate of expected future cash flows increases, the security’s yield is prospectively adjusted higher. Conversely, if the Company’s best estimate of expected future cash flows worsens, the securities are reviewed for potential additional impairments.
The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, loan-to-value ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
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
Mortgage Loan Valuation Allowances
The Company’s security monitoring process reviews mortgage loans on a quarterly basis to identify potential credit losses. Commercial mortgage loans are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. Criteria used to determine if an impairment exists include, but are not limited to: current and projected macroeconomic factors, such as unemployment rates, and property-specific factors such as rental rates, occupancy levels, loan-to-value (“LTV”) ratios and debt service coverage ratios (“DSCR”). In addition, the Company considers historic, current and projected delinquency rates and property values. These assumptions require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the borrower and/or underlying collateral such as changes in the projections of the underlying property value estimates.
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. For commercial loans, a valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectable and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is not probable that the Company will receive interest and principal payments according to the contractual terms of the loan agreement, or if a loan is more than 60 days past due. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments, as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis, as well as changes in value associated with fixed maturities for which the fair value option was elected. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses in accordance with the Company’s impairment policy previously discussed. Foreign currency transaction remeasurements are also included in net realized capital gains and losses, as well as one-time items.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships and other alternative investments, the equity method of accounting is used to recognize the Company’s share of earnings. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2010, 2009 and 2008.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Net investment income on equity securities, trading, includes dividend income and the changes in market value of the securities associated with the variable annuity products sold in the United Kingdom. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, losses and loss adjustment expenses.
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
The Company’s derivative transactions are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois and the State of New York insurance departments.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
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
Credit Risk
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. For each legal entity of the Company, credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds for every counterparty. The maximum uncollateralized threshold for a derivative counterparty for a single level entity is $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.
Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2010	2009	2008
Fixed maturities	$1,977	$2,094	$2,458
Equity securities, AFS	14	43	65
Mortgage loans	199	232	251
Policy loans	129	136	136
Limited partnerships and other alternative investments	121	(171)	(224)
Other investments	253	242	(33)
Investment expenses	(72)	(71)	(65)

Total securities AFS and other	2,621	2,505	2,588
Equity securities, trading	238	343	(246)

Total net investment income	$2,859	$2,848	$2,342

The net unrealized gain (loss) on equity securities, trading, included in net investment income during the years ended December 31, 2010, 2009 and 2008, was $160, $276 and $(250), respectively, substantially all of which have corresponding amounts credited to policyholders. These amounts were not included in gross unrealized gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Net Realized Capital Losses

	For the years ended December 31,
(Before-tax)	2010	2009	2008
Gross gains on sales	$486	$364	$383
Gross losses on sales	(336)	(828)	(398)
Net OTTI losses recognized in earnings	(336)	(1,192)	(1,888)
Valuation allowances on mortgage loans	(108)	(292)	(13)
Japanese fixed annuity contract hedges, net [1]	27	47	64
Periodic net coupon settlements on credit derivatives/Japan	(3)	(33)	(34)
Fair value measurement transition impact	—	—	(798)
Results of variable annuity hedge program
GMWB derivatives, net	113	1,505	(687)
Macro hedge program	(584)	(895)	74

Total results of variable annuity hedge program	(471)	610	(613)
GMIB/GMAB/GMWB reinsurance assumed	(769)	1,106	(1,986)
Coinsurance and modified coinsurance ceded reinsurance contracts	284	(577)	—
Other, net [2]	282	(81)	(480)

Net realized capital losses	$(944)	$(876)	$(5,763)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Primarily consists of losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives and fixed maturities, FVO, and other investment gains and losses.
Sales of Available-for-Sale Securities

	For the years ended December 31,
	2010	2009	2008
Fixed maturities, AFS
Sale proceeds	$27,739	$27,809	$9,366
Gross gains	413	495	291
Gross losses	(299)	(830)	(472)
Equity securities, AFS
Sale proceeds	$171	$162	$126
Gross gains	12	2	11
Gross losses	(4)	(27)	(21)

Sales of AFS securities were the result of the Company’s repositioning of its investment portfolio throughout 2010.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2010 and 2009.

	For the years ended December 31,
	2010	2009
Balance as of beginning of period	$(1,632)	$—
Credit impairments remaining in retained earnings related to adoption of new accounting guidance in April 2009	—	(941)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(181)	(690)
Securities previously impaired	(122)	(201)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	314	196
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	1
Securities due to an increase in expected cash flows	23	3

Balance as of end of period	$(1,598)	$(1,632)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2010					December 31, 2009
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$2,395	$29	$(356)	$2,068	$(1)	$2,344	$31	$(472)	$1,903	$(26)
CDOs	2,278	—	(379)	1,899	(59)	3,158	19	(1,012)	2,165	(123)
CMBS	5,283	146	(401)	5,028	(15)	6,844	76	(1,555)	5,365	(8)
Corporate [2]	25,934	1,545	(538)	26,915	6	23,621	985	(939)	23,667	(11)
Foreign govt./govt. agencies	963	48	(9)	1,002	—	824	35	(13)	846	—
Municipal	1,149	7	(124)	1,032	—	971	3	(194)	780	—
RMBS	4,450	79	(411)	4,118	(113)	3,965	68	(697)	3,336	(166)
U.S. Treasuries	2,871	11	(110)	2,772	—	2,557	5	(221)	2,341	—

Total fixed maturities, AFS	45,323	1,865	(2,328)	44,834	(182)	44,284	1,222	(5,103)	40,403	(334)
Equity securities, AFS	320	61	(41)	340	—	447	38	(66)	419	—

Total AFS securities	$45,643	$1,926	$(2,369)	$45,174	$(182)	$44,731	$1,260	$(5,169)	$40,822	$(334)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2010 and 2009.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2010
Maturity	Amortized Cost	Fair Value
One year or less	$1,042	$1,063
Over one year through five years	10,674	11,102
Over five years through ten years	7,674	8,014
Over ten years	11,527	11,542

Subtotal	30,917	31,721
Mortgage-backed and asset-backed securities	14,406	13,113

Total	$45,323	$44,834

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
As of December 31, 2010, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were JP Morgan Chase & Co., Berkshire Hathaway Inc. and Wells Fargo & Co. which each comprised less than 0.6% of total invested assets. As of December 31, 2009, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were JP Morgan Chase & Co., Bank of America Corporation and Wells Fargo & Co. which each comprised less than 0.6% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2010 were commercial real estate, U.S. Treasuries and financial services which comprised approximately 15%, 10% and 9%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2009 were commercial real estate, basic industry and financial services, which comprised approximately 18%, 13% and 9%, respectively, of total invested assets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$237	$226	$(11)	$1,226	$881	$(345)	$1,463	$1,107	$(356)
CDOs	316	288	(28)	1,934	1,583	(351)	2,250	1,871	(379)
CMBS	374	355	(19)	2,532	2,150	(382)	2,906	2,505	(401)
Corporate [1]	3,726	3,591	(130)	2,777	2,348	(408)	6,503	5,939	(538)
Foreign govt./govt. agencies	250	246	(4)	40	35	(5)	290	281	(9)
Municipal	415	399	(16)	575	467	(108)	990	866	(124)
RMBS	1,187	1,155	(32)	1,379	1,000	(379)	2,566	2,155	(411)
U.S. Treasuries	1,142	1,073	(69)	158	117	(41)	1,300	1,190	(110)

Total fixed maturities	7,647	7,333	(309)	10,621	8,581	(2,019)	18,268	15,914	(2,328)
Equity securities	18	17	(1)	148	108	(40)	166	125	(41)

Total securities in an unrealized loss	$7,665	$7,350	$(310)	$10,769	$8,689	$(2,059)	$18,434	$16,039	$(2,369)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$278	$230	$(48)	$1,364	$940	$(424)	$1,642	$1,170	$(472)
CDOs	990	845	(145)	2,158	1,291	(867)	3,148	2,136	(1,012)
CMBS	1,207	1,016	(191)	4,001	2,637	(1,364)	5,208	3,653	(1,555)
Corporate	3,434	3,207	(227)	4,403	3,691	(712)	7,837	6,898	(939)
Foreign govt./govt. agencies	316	307	(9)	30	26	(4)	346	333	(13)
Municipal	119	113	(6)	791	603	(188)	910	716	(194)
RMBS	664	600	(64)	1,688	1,055	(633)	2,352	1,655	(697)
U.S. Treasuries	1,573	1,534	(39)	628	446	(182)	2,201	1,980	(221)

Total fixed maturities, AFS	8,581	7,852	(729)	15,063	10,689	(4,374)	23,644	18,541	(5,103)
Equity securities. AFS	65	49	(16)	246	196	(50)	311	245	(66)

Total AFS securities in an unrealized loss	$8,646	$7,901	$(745)	$15,309	$10,885	$(4,424)	$23,955	$18,786	$(5,169)

As of December 31, 2010, AFS securities in an unrealized loss position, comprised of 1,585 securities, primarily related to CMBS, CDOs and corporate securities primarily within the financial services sector which have experienced significant price deterioration. As of December 31, 2010, 72% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2010 was primarily attributable to a decline in interest rates and, to a lesser extent, credit spread tightening.
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. In addition, the majority of securities have a floating-rate coupon referenced to a market index where rates have declined substantially. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Mortgage Loans

	December 31, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Commercial	3,306	(62)	3,244	$4,564	$(260)	$4,304

Total mortgage loans	$3,306	$(62)	$3,244	$4,564	$(260)	$4,304

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2010, the carrying value of mortgage loans associated with the valuation allowance was $613. Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $64 and $4, respectively, as of December 31, 2010, and $161 and $79, respectively, as of December 31, 2009. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets as of December 31, 2010.
The following table presents the activity within the Company’s valuation allowance for mortgage loans.

	For the years ended December 31,
	2010	2009	2008
Balance as of January 1	$(260)	$(13)	$—
Additions	(108)	(292)	(13)
Deductions	306	45	—

Balance as of December 31	$(62)	$(260)	$(13)

For the year ended December 31, 2010, deductions of $306 had a carrying value at time of sale of $575 primarily related to sales of B-Note participants and mezzanine loans. Additions of $108 primarily related to anticipated, and since executed, B-Note participant and mezzanine loan sales, as well as additions for expected credit losses due to borrower financial difficulty and/or collateral value deterioration.
The current weighted average LTV ratio of the Company’s commercial mortgage loan portfolio was approximately 75% as of December 31, 2010. At origination, the weighted-average LTV ratio was approximately 63% as of December 31, 2010. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was approximately 2.07x as of December 31, 2010. The Company did not hold any commercial mortgage loans greater than 60 days past due.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.
Commercial Mortgage Loans Credit Quality
December 31, 2010

		Avg. Debt-Service
Loan-to-value	Carrying Value	Coverage Ratio
Greater than 80%	$961	1.67	x
65% - 80%	1,366	2.11	x
Less than 65%	917	2.44	x

Total commercial mortgage loans	$3,244	2.07	x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.
Mortgage Loans by Region

	December 31, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$51	1.6%	$76	1.8%
Middle Atlantic	344	10.6%	592	13.8%
Mountain	49	1.5%	51	1.2%
New England	188	5.8%	368	8.6%
Pacific	898	27.7%	1,102	25.5%
South Atlantic	679	20.9%	615	14.3%
West North Central	19	0.6%	22	0.5%
West South Central	117	3.6%	172	4.0%
Other [1]	899	27.7%	1,306	30.3%

Total mortgage loans	$3,244	100.0%	$4,304	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.
Mortgage Loans by Property Type

	December 31, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Commercial
Agricultural	$177	5.5%	$366	8.5%
Industrial	833	25.7%	784	18.2%
Lodging	123	3.8%	329	7.6%
Multifamily	479	14.8%	582	13.5%
Office	796	24.5%	1,387	32.3%
Retail	556	17.1%	602	14.0%
Other	280	8.6%	254	5.9%

Total mortgage loans	$3,244	100.0%	$4,304	100.0%

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
The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its investment management services and original investment. As a result of accounting guidance adopted on January 1, 2010, certain CDO VIEs were consolidated in 2010 and are included in the following table, while in prior periods they were reported in the Non-Consolidated VIEs table further below. For further information on the adoption, see Note 1.

	December 31, 2010			December 31, 2009
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$729	$416	$265	$226	$47	$181
Limited partnerships	14	6	8	31	13	18
Other investments [3]	—	—	—	75	40	32

Total	$743	$422	$273	$332	$100	$231

[1]	Included in other liabilities in the Company’s Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS, and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent a hedge fund for which the Company holds a majority interest in the fund as an investment. Other investments represent an investment trust for which the Company has a controlling financial interest as it provides investment management services, earns a fee for those services and also holds investments in the securities issued by the trusts. During 2010, the Company liquidated this investment trust.
Non-Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which the Company is not the primary beneficiary. The Company has no implied or unfunded commitments to these VIEs.

	December 31, 2010			December 31, 2009
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CDOs [1]	$—	$—	$—	$239	$—	$248

Total	$—	$—	$—	$239	$—	$248

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Equity Method Investments
The Company has investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”). These investments are accounted for under the equity method and the Company’s maximum exposure to loss as of December 31, 2010 is limited to the total carrying value of $838. In addition, the Company has outstanding commitments totaling approximately $354, to fund limited partnership and other alternative investments as of December 31, 2010. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2010, aggregate investment income (losses) from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $81.6 billion and $68.7 billion as of December 31, 2010 and 2009, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $15.6 billion and $15.6 billion as of December 31, 2010 and 2009, respectively. Aggregate net investment income (loss) of the limited partnerships in which the Company invested totaled $927, $(437) and $(155) for the periods ended December 31, 2010, 2009 and 2008, respectively. Aggregate net income (loss) of the limited partnerships in which the Company invested totaled $9.7 billion, $(6.9) billion and $(17.2) billion for the periods ended December 31, 2010, 2009 and 2008, respectively. As of, and for the period ended, December 31, 2010, the aggregated summarized financial data reflects the latest available financial information.
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
The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities. These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
Foreign currency swaps
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.
Forward rate agreements
Forward rate agreements may be used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. As of December 31, 2010, the Company does not have any forward rate agreements.
Fair value hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to fluctuations in interest rates.
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign currency-denominated fixed rate liabilities due to changes in foreign currency rates by swapping the fixed foreign payments to floating rate U.S. dollar denominated payments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2010 and 2009, the notional amount of interest rate swaps in offsetting relationships was $4.7 billion and $4.5 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
Prior to the second quarter of 2009, The Company offered certain variable annuity products with a GMIB rider through an affiliate, HLIKK, in Japan. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary, which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen forward contracts to hedge the currency and interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Japanese fixed annuity hedging instruments
Prior to the second quarter of 2009, The Company offered a yen denominated fixed annuity product through HLIKK and reinsured to a wholly-owned U.S. subsidiary. The U.S. subsidiary invests in U.S. dollar denominated securities to support the yen denominated fixed liability payments and entered into currency rate swaps to hedge the foreign currency exchange rate and yen interest rate exposures that exist as a result of U.S. dollar assets backing the yen denominated liability.
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts to hedge the foreign currency risk associated with certain Japanese variable annuity liabilities reinsured from HLIKK. Foreign currency risk may arise for some segments of the business where assets backing the liabilities are denominated in U.S. dollars while the liabilities are denominated in yen. Foreign currency risk may also arise when certain variable annuity policyholder accounts are invested in various currencies while the related GMDB and GMIB guarantees are effectively yen-denominated.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider in the U.S. and formerly in the U.K. and Japan. The GMWB is a bifurcated embedded derivative that provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The notional value of the embedded derivative is the GRB.
GMWB reinsurance contracts
The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure associated with a portion of the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Customized swaps	$10,113	$10,838	$209	$234
Equity swaps, options, and futures	4,943	2,994	391	9
Interest rate swaps and futures	2,800	1,735	(133)	(191)

Total	$17,856	$15,567	$467	$52

Macro hedge program
The Company utilizes equity options, equity futures contracts, currency forwards, and currency options to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Equity options and futures	$14,500	$25,373	$205	$296
Currency forward contracts	3,232	—	93	—
Cross-currency equity options	1,000	—	3	—
Long currency options	3,075	1,000	67	22
Short currency options	2,221	1,075	(5)	—

Total	$24,028	$27,448	$363	$318

GMAB, GMWB and GMIB reinsurance contracts
The Company reinsured the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by HLIKK. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the period-end yen to U.S. dollar foreign spot exchange rate. For further information on this transaction, refer to Note 16 “Transactions with Affiliates”.
Coinsurance and modified coinsurance reinsurance contracts
During 2009, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from HLIKK and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 16 “Transactions with Affiliates”.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Hedge Designation/ Derivative Type	2010	2009	2010	2009	2010	2009	2010	2009
Cash flow hedges
Interest rate swaps	$7,652	$8,729	$144	$53	$182	$201	$(38)	$(148)
Forward rate agreements	—	3,000	—	—	18	—	(18)	—
Foreign currency swaps	255	301	—	(4)	—	21	—	(25)

Total cash flow hedges	7,907	12,030	144	49	200	222	(56)	(173)

Fair value hedges
Interest rate swaps	1,079	1,744	(47)	(21)	4	16	(51)	(37)
Foreign currency swaps	677	696	(12)	(9)	71	53	(83)	(62)

Total fair value hedges	1,756	2,440	(59)	(30)	75	69	(134)	(99)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	5,490	5,511	(255)	(79)	121	157	(376)	(236)
Foreign exchange contracts
Foreign currency swaps and forwards	196	227	(14)	(11)	—	—	(14)	(11)
Japan 3Win foreign currency swaps	2,285	2,514	177	(19)	177	35	—	(54)
Japanese fixed annuity hedging instruments	2,119	2,271	608	316	608	319	—	(3)
Japanese variable annuity hedging instruments	1,720	257	73	(8)	74	—	(1)	(8)
Credit contracts
Credit derivatives that purchase credit protection	1,730	1,887	(5)	(34)	18	36	(23)	(70)
Credit derivatives that assume credit risk [1]	2,035	902	(376)	(176)	7	2	(383)	(178)
Credit derivatives in offsetting positions	5,175	3,591	(57)	(52)	60	114	(117)	(166)
Equity contracts
Equity index swaps and options	188	221	(10)	(16)	5	3	(15)	(19)
Variable annuity hedge program
GMWB product derivatives [2]	42,278	46,906	(1,625)	(1,991)	—	—	(1,625)	(1,991)
GMWB reinsurance contracts	8,767	10,301	280	347	280	347	—	—
GMWB hedging instruments	17,856	15,567	467	52	647	264	(180)	(212)
Macro hedge program	24,028	27,448	363	318	372	558	(9)	(240)
Other
GMAB, GMWB, and GMIB reinsurance contracts	21,423	19,618	(2,633)	(1,448)	—	—	(2,633)	(1,448)
Coinsurance and modified coinsurance reinsurance contracts	51,934	49,545	1,722	761	2,342	1,226	(620)	(465)

Total non-qualifying strategies	187,224	186,766	(1,285)	(2,040)	4,711	3,061	(5,996)	(5,101)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$196,887	$201,236	$(1,200)	$(2,021)	$4,986	$3,352	$(6,186)	$(5,373)

Balance Sheet Location
Fixed maturities, available-for-sale	$441	$170	$(26)	$(8)	$—	$—	$(26)	$(8)
Other investments	51,633	18,049	1,453	220	2,021	270	(568)	(50)
Other liabilities	20,318	56,524	(357)	113	343	1,509	(700)	(1,396)
Consumer notes	39	64	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	58,834	58,380	2,002	1,108	2,622	1,573	(620)	(465)
Other policyholder funds and benefits payable	65,622	68,049	(4,267)	(3,449)	—	—	(4,267)	(3,449)

Total derivatives	$196,887	$201,236	$(1,200)	$(2,021)	$4,986	$3,352	$(6,186)	$(5,373)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2009, was primarily due to the following:
•
The GMWB product derivative notional declined $4.6 billion primarily as a result of policyholder lapses and withdrawals partially offset by an increase in the equity market. This decrease was partially offset by an increase in notional of the coinsurance and modified coinsurance reinsurance contracts.

•	The notional amount related to the macro hedge program declined $3.4 billion primarily due to the expiration of certain equity index options during the first quarter.
•
The Company terminated $3 billion notional of forward rate agreements as a result of the sale of the hedged variable rate securities. The $3 billion notional was comprised of a series of one month forward contracts that were hedging the variability of cash flows related to coupon payments on $250 of variable rate securities for consecutive monthly periods during 2010.

•	The GMAB, GMWB, and GMIB reinsurance contract notional increased $1.8 billion due to the appreciation of the Japanese yen in comparison to the U.S. dollar.
•
The notional amount related to interest rate swaps that qualify for cash flow hedge accounting, which are used to convert interest receipts on floating-rate fixed maturity securities to fixed rates, declined $1.2 billion due to swap maturities.

•
The notional amount related to credit derivatives in offsetting positions increased by $1.6 billion primarily due to purchases and terminations during the year of credit derivatives that were purchasing credit protection.

•
The notional amount related to credit derivatives that assume credit risk increased by $1.1 billion as a result of the Company adding $509 notional which reference to a standard market basket of corporate issuers to manage credit spread duration, $274 notional related to the bifurcation of certain embedded credit derivatives as a result of new accounting guidance, and $342 related to the consolidation of a VIE as a result of new accounting guidance. For further discussion of the new accounting guidance on embedded credit derivatives and VIEs adopted during 2010, see Adoption of New Accounting Standards in Note 1.

Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2009, was primarily related to the following:
•
The increase in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of purchases of equity options, liability model assumption updates during third quarter, lower implied market volatility, and outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by a general decrease in long-term interest rates and rising equity markets.

•
The increase in fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps is primarily due to the U.S. dollar weakening in comparison to the Japanese yen, partially offset by a decrease in fair value of the Japan 3 Win foreign currency swaps due to a decrease in long-term U.S. interest rates.

•
Under an internal reinsurance agreement with an affiliate, the increase in fair value associated with the GMAB, GMWB, and GMIB reinsurance along with a portion of the GMWB related derivatives are ceded to the affiliated reinsurer and result in an offsetting decrease in fair value of the coinsurance and modified coinsurance reinsurance contracts.

•
The fair value related to credit derivatives that assume credit risk primarily decreased as a result of the Company adopting new accounting guidance related to the consolidation of VIEs; see Adoption of New Accounting Standards in Note 1. As a result of this new guidance, the Company has consolidated a Company sponsored CDO that included credit default swaps with a notional amount of $342 and a fair value of $(250) as of December 31, 2010. These swaps reference a basket of corporate issuers.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

				Net Realized Capital Gains (Losses)
	Gain (Loss) Recognized in OCI			Recognized in Income
	on Derivative (Effective Portion)			on Derivative (Ineffective Portion)
	2010	2009	2008	2010	2009	2008
Interest rate swaps	$232	$(357)	$648	$2	$1	$7
Foreign currency swaps	3	(177)	193	(1)	75	1

Total	$235	$(534)	$841	$1	$76	$8

Derivatives in Cash Flow Hedging Relationships

		Gain (Loss) Reclassified from AOCI
		into Income (Effective Portion)
		2010	2009	2008
Interest rate swaps	Net realized capital gains (losses)	$5	$—	$34
Interest rate swaps	Net investment income (loss)	56	28	(20)
Foreign currency swaps	Net realized capital gains (losses)	(7)	(115)	(60)
Foreign currency swaps	Net investment income (loss)	—	2	1

Total		$54	$(85)	$(45)

As of December 31, 2010, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $76. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is three years.
During the year ended December 31, 2010, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the years ended December 31, 2009 and 2008, the Company had before-tax gains of $1 and $198, respectively, related to net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain (Loss) Recognized in Income [1]
	2010		2009		2008
		Hedged		Hedged		Hedged
	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(44)	$38	$72	$(68)	$(140)	$132
Benefits, losses and loss adjustment expenses	(1)	3	(37)	40	25	(18)
Foreign currency swaps
Net realized capital gains (losses)	8	(8)	51	(51)	(124)	124
Benefits, losses and loss adjustment expenses	(12)	12	2	(2)	42	(42)

Total	$(49)	$45	$88	$(81)	$(197)	$196

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

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:
Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)

	December 31,
	2010	2009	2008
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$14	$32	$3
Foreign exchange contracts
Foreign currency swaps and forwards	(3)	(37)	27
Japan 3Win foreign currency swaps [1]	215	(22)	—
Japanese fixed annuity hedging instruments [2]	385	(12)	487
Japanese variable annuity hedging instruments	102	(17)	40
Credit contracts
Credit derivatives that purchase credit protection	(17)	(379)	211
Credit derivatives that assume credit risk	157	137	(412)
Equity contracts
Equity index swaps and options	5	(3)	(23)
Variable annuity hedge program
GMWB product derivatives	510	4,727	(5,760)
GMWB reinsurance contracts	(102)	(988)	1,073
GMWB hedging instruments	(295)	(2,234)	3,374
Macro hedge program	(584)	(895)	74
Other
GMAB, GMWB, and GMIB reinsurance contracts	(769)	1,106	(2,158)
Coinsurance and modified coinsurance reinsurance contracts	284	(577)	—

Total	$(98)	$838	$(3,064)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(273) and $64 for the years ended December 31, 2010 and 2009, respectively. There were no Japan 3Win foreign currency swaps as of December 31, 2008.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(332), $67, and $450 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, included are gains of $1 for the year ended December 31, 2010 related to Japan FVO fixed maturity securities. There were no Japan FVO fixed maturity securities as of December 31, 2009 and December 31, 2008.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
For the year ended December 31, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•
The net loss on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decrease in Japan interest rates, an increase in Japan currency volatility and a decrease in Japan equity markets.

•
The net loss associated with the macro hedge program is primarily due to a higher equity market valuation, time decay, and lower implied market volatility, partially offset by gains due to the strengthening of the Japanese yen.

•	The net gain on the Japanese fixed annuity hedging instruments is primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar.
•
The net gain related to the Japan 3 Win foreign currency swaps is primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar, partially offset by the decrease in U.S. long-term interest rates.

•
The net gain on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 16 “Transactions with Affiliates” for more information on this transaction.

•	The net gain associated with credit derivatives that assume credit risk is primarily due to credit spreads tightening.
•
The gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of liability model assumption updates during third quarter, lower implied market volatility, and outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by a general decrease in long-term interest rates and rising equity markets.

•	The gain on Japan variable annuity hedges was primarily driven by the appreciation of Japanese yen in comparison to the euro.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
For the year ended December 31, 2009, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The gain related to the net GMWB product, reinsurance, and hedging derivatives was primarily due to liability model assumption updates given favorable trends in policyholder experience, the relative outperformance of the underlying actively managed funds as compared to their respective indices, and the impact of the Company’s own credit standing. Additional net gains on GMWB related derivatives include lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. For more information on the policyholder behavior and liability model assumption updates, refer to Note 3.

•
The net gain on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an increase in interest rates, an increase in the Japan equity markets, a decline in Japan equity market volatility, and liability model assumption updates for credit standing.

•	The net loss on the macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity.
•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 16 “Transactions with Affiliates” for more information on this transaction.

For the year ended December 31, 2008, the net realized capital loss related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The loss related to the net GMWB product, reinsurance, and hedging derivatives was primarily due to liability model assumption updates and market-based hedge ineffectiveness due to extremely volatile capital markets and the relative underperformance of the underlying actively managed funds as compared to their respective indices, partially offset by gains in the fourth quarter related to liability model assumption updates for lapse rates.

•
The net loss on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts was primarily due to a decrease in Japan equity markets, a decrease in Japan interest rates, an increase in Japan equity market volatility, and the implementation of FAS 157.

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
Refer to Note 10 for additional disclosures regarding contingent credit related features in derivative agreements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity, referenced index, or asset pool in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches that possess different credit ratings.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2010 and 2009.
As of December 31, 2010

				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,038	$(6)	3 years	Corporate Credit/ Foreign Gov.	A+	$945	$(36)
Below investment grade risk exposure	151	(6)	3 years	Corporate Credit	BB-	135	(11)
Basket credit default swaps [4]
Investment grade risk exposure	2,064	(7)	4 years	Corporate Credit	BBB+	1,155	(7)
Investment grade risk exposure	352	(32)	6 years	CMBS Credit	A-	352	32
Below investment grade risk exposure	667	(334)	4 years	Corporate Credit	BBB+
Embedded credit derivatives
Investment grade risk exposure	25	25	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	325	286	6 years	Corporate Credit	BB	—	—

Total	$4,622	$(74)				$2,587	$(22)

As of December 31, 2009

				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$755	$4	4 years	Corporate Credit/ Foreign Gov.	AA-	$742	$(43)
Below investment grade risk exposure	114	(4)	4 years	Corporate Credit	B+	75	(11)
Basket credit default swaps [4]
Investment grade risk exposure	1,276	(57)	4 years	Corporate Credit	BBB+	626	(11)
Investment grade risk exposure	352	(91)	7 years	CMBS Credit	A	352	91
Below investment grade risk exposure	125	(98)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	76	73	2 years	Corporate Credit	BBB+	—	—

Total	$2,698	$(173)				$1,795	$26

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

[4]
Includes $2.6 billion and $1.6 billion as of December 31, 2010 and 2009, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $467 and $175 as of December 31, 2010 and 2009, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2010 and 2009, collateral pledged having a fair value of $544 and $667, respectively, was included in fixed maturities, AFS, in the Consolidated Balance Sheets.
The following table presents the classification and carrying amount of loaned securities and derivative instruments collateral pledged.

	December 31, 2010	December 31, 2009
Fixed maturities, AFS	$544	$712
Short-term investments	—	14

Total collateral pledged	$544	$726

As of December 31, 2010 and 2009, the Company had accepted collateral with a fair value of $1.4 billion and $906, respectively, of which $1.1 billion and $833, respectively, was derivative cash collateral which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with a corresponding liability recorded. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. As of December 31, 2010 and 2009, noncash collateral accepted was held in separate custodial accounts and were not included in the Company’s Consolidated Balance Sheets.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2010 and 2009, the fair value of securities on deposit was approximately $14.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Reinsurance
Accounting Policy
The Company cedes a share of the risks it has underwritten to other insurance companies through reinsurance treaties in order to limit its maximum losses and to diversify its exposures and provide surplus relief. Such transfers do not relieve the Company of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Reinsurance accounting is followed for ceded and assumed transactions when the risk transfer provisions have been met.
Premiums and benefits, losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums, ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance.
The Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.
The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by The Company. As of December 31, 2010 and 2009, there were no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity. As of December 31, 2010, 2009, and 2008 the Company’s policy for the largest amount retained on any one life by the Life Insurance segment was $10.
Results
Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $324, $450, and $465 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company reinsures 31% of GMDB, as well as a portion of GMWB, on contracts issued prior to July 2007, offered in connection with its variable annuity contracts. The Company maintains reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $129, $178, and $148 in 2010, 2009, and 2008, respectively, and accident and health premium of $205, $232, and $236, respectively, to HLA. Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and WRR will reinsure 100% of the in-force and prospective variable annuities and riders written or reinsured by HLAI. Under this transaction, the Company ceded $56 and $62 in 2010 and 2009, respectively. Refer to Note 16, Transactions with Affiliates for further information.
Net fee income, earned premiums and other were comprised of the following:

	For the Years Ended December 31,
	2010	2009	2008
Gross fee income, earned premiums and other	$4,756	$4,890	$5,741
Reinsurance assumed	69	70	48
Reinsurance ceded	(759)	(860)	(682)

Net fee income, earned premiums and other	$4,066	$4,100	$5,107

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and WRR will reinsure 100% of the in-force and prospective variable annuities and associated GMDB and GMWB riders written or reinsured by HLAI. This transaction resulted in a DAC Unlock of $2.0 billion, pre-tax and $1.3 billion, after-tax. See Note 16 Transactions with Affiliates for further information on the transaction.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
Results
Changes in the DAC balance are as follows:

	2010	2009	2008
Balance, January 1	$5,779	$9,944	$8,601
Deferred costs	521	674	1,258
Amortization — DAC	(381)	(813)	(499)
Amortization — Unlock, pre-tax [1]	166	(2,905)	(1,111)
Amortization — DAC from Discontinued operations	(17)	(11)	(10)
Adjustments to unrealized gains and losses on securities available-for-sale and other[2]	(1,120)	(1,080)	1,747
Effect of currency translation	(10)	24	(42)
Cumulative effect of accounting change, pre-tax [3]	11	(54)	—

Balance, December 31	$4,949	$5,779	$9,944

[1]
The most significant contributors to the Unlock benefit recorded during the twelve months ended December 31, 2010 were actual separate account returns being above our aggregated estimated return and the impacts of assumption updates.

The most significant contributors to the Unlock amount recorded during the twelve months ended December 31, 2009 were $2.0 billion related to reinsurance of a block of in-force and prospective U.S. variable annuities and the associated GMDB and GMWB riders with an affiliated captive reinsurer, as well as actual separate account returns being significantly below our aggregated estimated return for the first quarter of 2009, partially offset by actual returns being greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009. Also included in the unlock was $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business

The most significant contributors to the Unlock amount recorded during the twelve months ended December 31, 2008 were actual separate account returns significantly below our aggregated estimated return. Furthermore, the Company reduced its 20 year projected separate account return assumption from 7.8% to 7.2% in the U.S. Retirement Plans reduced its estimate of future fees as plans met contractual size limits (“breakpoints”), causing a lower fee schedule to apply, and the Company increased its assumption for future deposits by existing plan participants

[2]
The most significant contributor to the adjustments was the effect of declining interest rates, resulting in unrealized gains on securities classified in AOCI. Other includes a $34 decrease as a result of the disposition of DAC from the sale of the Hartford Investments Canada Corporation.

[3]
For the year ended December 31, 2010 the effect of adopting new accounting guidance for embedded credit derivatives resulted in a decrease to retained earnings and, as a result, a DAC benefit. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses decreased upon adoption of the new accounting guidance.

For the year ended December 31, 2009 the effect of adopting new accounting guidance for investments other- than- temporarily impaired resulted in an increase to retained earnings and, as a result, a DAC charge. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of the new accounting guidance.

Estimated future net amortization expense of present value of future profits for the succeeding five years is $19, $18, $17, $16, and $16 in 2011, 2012, 2013, 2014, and 2015, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Goodwill
Accounting Policy
Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate a triggering event for a potential impairment has occurred. The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.
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
Results
The following table shows the Company’s carrying amount of goodwill allocated to reporting segments as of December 31, 2010 and December 31, 2009.

	December 31, 2010			December 31, 2009
		Accumulated	Carrying		Accumulated	Carrying
	Gross	Impairments	Value	Gross	Impairments	Value
Global Annuity	$184	$(184)	$—	$184	$(184)	$—
Life Insurance	224	—	224	224	—	224
Retirement Plans	87	—	87	87	—	87
Mutual Funds	159	—	159	159	—	159

Total Goodwill	$654	$(184)	$470	$654	$(184)	$470

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
The Company completed its annual goodwill assessment for the individual reporting units of the Company as of January 1, 2009 and concluded that the fair value of each reporting unit for which goodwill had been allocated was in excess of the respective reporting unit’s carrying value (the first step of the goodwill impairment test).
However, as noted above, goodwill is reassessed at an interim date if certain circumstances occur which would cause the entity to conclude that it was more likely than not that the carrying value of one or more of its reporting units would be in excess of the respective reporting unit’s fair value. As a result of the continued decline in the equity markets from January 1, 2009, rating agency downgrades, and a decline in The Hartford’s share price, the Company concluded, during the first quarter of 2009, that the conditions had been met to warrant an interim goodwill impairment test. In performing step one of the impairment test, the fair value of the Retirement Plans and Mutual Funds reporting units was determined to be in excess of their carrying value. For the Individual Life reporting unit within Life Insurance, the fair value was not in excess of the carrying value and the step two impairment analysis was required to be performed. The fair value in step two of the goodwill impairment analysis for the Individual Life reporting unit was determined to be in excess of its carrying value.
The Company’s interim goodwill impairment test performed in connection with the preparation of its year end 2008 financial statements resulted in a pre-tax impairment charge of $184 in the U.S. Individual Annuity reporting unit within Global Annuity. The impairment charge taken in 2008 was primarily due to the Company’s estimate of the U.S. Individual Annuity reporting unit’s fair value falling significantly below its book value. The fair value of this reporting unit declined as the statutory and capital risks associated with the death and living benefit guarantees sold with products offered by this reporting unit increased. These concerns had a comparable impact on The Hartford’s share price. The determination of fair value for the U.S Individual Annuity reporting unit incorporated multiple inputs including discounted cash flow calculations, market participant assumptions and The Hartford’s share price.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Certain contracts classified as universal life-type include death and other insurance benefit features including GMDB offered with variable annuity contracts, or secondary guarantee benefits offered with universal life (“UL”) insurance contracts. GMDBs have been written in various forms as described in this note. UL secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. These death and other insurance benefit features require an additional liability be held above the account value liability representing the policyholders’ funds. This liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
Consistent with the Company’s policy on DAC Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the DAC Unlock, see Note 6 Deferred Policy Acquisition Costs and Present Value of Future Benefits.
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
Results
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2010	$1,304	$76
Incurred	286	39
Paid	(350)	—
Unlock	(125)	(2)

Liability balance as of December 31, 2010	$1,115	$113

Reinsurance recoverable asset, as of January 1, 2010	$802	$22
Incurred	125	8
Paid	(177)	—
Unlock	(64)	—

Reinsurance recoverable asset, as of December 31, 2010	$686	$30

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2009	$882	$40
Incurred	378	41
Unlock	547	(5)
Paid	(503)	—

Liability balance as of December 31, 2009	$1,304	$76

Reinsurance recoverable asset, as of January 1, 2009	$595	$16
Incurred	183	6
Paid	(255)	—
Unlock	279	—

Reinsurance recoverable asset, as of December 31, 2009	$802	$22

During 2010, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to the separate account.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of December 31, 2010:
Breakdown of Variable Annuity Account Value by GMDB Type at December 31, 2010

			Retained Net
	Account	Net Amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”)	(“NAR”) [9]	(“RNAR”) [9]	Annuitant
MAV only	$25,546	$5,526	$433	68
With 5% rollup [2]	1,752	472	34	68
With Earnings Protection Benefit Rider (EPB) [3]	6,524	883	21	64
With 5% rollup & EPB	724	157	6	67

Total MAV	34,546	7,038	494
Asset Protection Benefit (APB) [4]	27,840	2,703	525	65
Lifetime Income Benefit (LIB) — Death Benefit [5]	1,319	88	26	63
Reset [6] (5-7 years)	3,699	243	126	68
Return of Premium (“ROP”) [7] /Other	23,427	674	190	65

Subtotal U.S. GMDB [8]	$90,831	$10,746	$1,361	66
Less: General Account Value with U.S. GMDB	6,865

Subtotal Separate Account Liabilities with GMDB	83,966
Separate Account Liabilities without U.S. GMDB	75,776

Total Separate Account Liabilities	$159,742

Japan GMDB [10], [11]	$17,911	$4,190	$—	67

Japan GMIB [10], 11]	$17,681	$3,916	$—	67

(1)	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

(10)
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $20.9 billion and $19.1 billion as of December 31, 2010 and 2009, respectively. The GRB related to the Japan GMAB and GMWB was $570.0 and $522.2 as of December 31, 2010 and December 31, 2009. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2010, 100% of the AV and 100% of RNAR is reinsured to an affiliate. See Note 16 Transaction with Affiliates for further discussion.

(11)
Policies with a guaranteed living benefit (a GMWB in the US or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

See Note 3 for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

	December 31,	December 31,
Asset type	2010	2009
Equity securities (including mutual funds)(1)	$75,601	$75,720
Cash and cash equivalents	8,365	9,298

Total	$83,966	$85,018

(1)
As of December 31, 2010 and December 31, 2009, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Sales Inducements
Accounting Policy
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
Results
Changes in deferred sales inducement activity were as follows for the year ended December 31:

	2010	2009	2008
Balance, beginning of period	$194	$533	$459
Sales inducements deferred	10	43	137
Unlock	(9)	(286)	(43)
Amortization charged to income	2	(96)	(20)

Balance, end of period	$197	$194	$533

10. Commitments and Contingencies
Accounting Policy
Management evaluates each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses.
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
Apart from the inherent difficulty of predicting litigation outcomes, particularly those that will be decided by a jury, many of the matters specifically identified below purport to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel and complex legal theories and damages models. The alleged damages typically are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Most are in the earliest stages of litigation, with few or no substantive legal decisions by the court defining the scope of the claims, the class (if any), or the potentially available damages. In many, the Company has not yet answered the complaint or asserted its defenses, and fact discovery is still in progress or has not yet begun. Accordingly, unless otherwise specified below, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of these matters.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Commitments and Contingencies
Mutual Fund Fees Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. Plaintiff seeks to rescind the investment management agreements and distribution plans between the Company and the six mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. The Company disputes the allegations and has moved to dismiss the complaint.
Structured Settlement Class Action Litigation — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from the Company (“Structured Settlements”). The operative complaint alleged that since 1997 the Company deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserted claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The district court certified a class for the RICO and fraud claims in March 2009, and the Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $54 in exchange for a full release and dismissal of the litigation. The $54 was accrued in the first quarter of 2010. The settlement received final court approval in September 2010 and was paid in the third quarter of 2010.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2010, is $254. Of this $254, the legal entities have posted collateral of $284 in the normal course of business. Based on derivative market values as of December 31, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
Lease Commitments
The rent paid to Hartford Fire for operating leases was $15, $25 and $14 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease commitments are as follows:

2011	$13
2012	9
2013	6
2014	3
2015	—
Thereafter	—

Total	$31

Unfunded Commitments
As of December 31, 2010, the Company has outstanding commitments totaling $891, of which $491 is committed to fund mortgage loans, largely commercial whole loans expected to fund in the first half of 2011. Additionally, $354 is committed to fund limited partnerships and other alternative investments, which may be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with mortgage loans and private placement securities. These have a commitment period of one month to three years.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Commitments and Contingencies
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
The Company accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty funds and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2010 and 2009, the liability balance was $7 and $7, respectively. As of December 31, 2010 and 2009, $9 and $10, respectively, related to premium tax offsets were included in other assets.
11. Income Tax
Accounting Policy
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
Results
Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2010	2009	2008
Income Tax Expense (Benefit)
Current - U.S. Federal	$49	$300	$(682)
- International	5	—	—

Total Current	54	300	(682)

Deferred - U.S. Federal Excluding NOL Carryforward	175	(2,387)	(779)
- Net Operating Loss Carryforward	(1)	688	(719)

Total Deferred	174	(1,699)	(1,498)

Total Income tax expense (benefit)	$228	$(1,399)	$(2,180)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Income Tax (continued)
Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2010	2009
Tax basis deferred policy acquisition costs	$531	$596
Net unrealized loss on investments	—	1,258
Investment-related items	2,140	1,637
NOL Carryover	83	80
Minimum tax credit	542	514
Capital Loss Carryforward	—	256
Foreign tax credit carryovers	—	50
Depreciable & Amortizable assets	48	59
Other	1	35

Total Deferred Tax Assets	3,345	4,485

Valuation Allowance	(139)	(80)

Net Deferred Tax Assets	3,206	4,405

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(1,000)	(1,302)
Net unrealized loss on investments	(5)	—
Employee benefits	(33)	(37)
Other	(30)	—

Total Deferred Tax Liabilities	(1,068)	(1,339)

Total Deferred Tax Asset	$2,138	$3,066

As of December 31, 2010 and 2009, the deferred tax asset included the expected tax benefit attributable to foreign net operating losses of $310 and $290, which have no expiration.
If the Company were to follow a “separate entity” approach, it would have to record no additional valuation allowance as of December 31, 2010 and $387 related to realized capital losses as of December 31, 2009. In addition, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to surplus rather than income. These benefits were $0, $65 and $500 for 2010, 2009 and 2008, respectively.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $139 as of December 31, 2010 and $80 as of December 31, 2009. The increase in the valuation allowance during 2010 was triggered by the recognition of additional realized losses on investment securities which were incurred in the first quarter. In assessing the need for a valuation allowance, The Hartford’s management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carryback years, as well as tax planning strategies that include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations, such as asset-liability matching, and the sales of certain corporate assets, including a subsidiary. Such tax planning strategies are viewed by The Hartford’s management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. Future economic conditions and debt-market volatility can adversely impact The Hartford’s tax planning strategies and in particular The Hartford’s ability to utilize tax benefits on previously recognized realized capital losses.
The Company had a current income tax receivable of $258 as of December 31, 2010 and a current tax payable of $15 as of December 31, 2009.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The IRS examination of the years 2007 — 2009 commenced during 2010 and is expected to conclude by the end of 2012. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations. The Company does not anticipate that any of these items will result in a significant change in the balance of unrecognized tax benefits within 12 months. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company’s unrecognized tax benefits are settled with the parent consistent with the terms of the tax sharing agreement described above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Income Tax (continued)
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2010	2009	2008
Tax provision at the U.S. federal statutory rate	329	$(1,243)	$(2,005)
Dividends received deduction	(145)	(181)	(176)
Penalties	—	—	—
Foreign related investments	3	28	3
Valuation Allowance	58	31	31
Other	(17)	(34)	(33)

Total	$228	$(1,399)	$(2,180)

12. Debt
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
As of December 31, 2010, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2010 rates, either consumer price index plus 80 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $62 in 2011, $155 in 2012, $78 in 2013, $17 in 2014 and $70 thereafter. For 2010, 2009 and 2008, interest credited to holders of consumer notes was $25, $51 and $59, respectively.
13. Statutory Results
The domestic insurance subsidiaries of the Company prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance.
The statutory net income amounts for the years ended December 31, 2009 and 2008, and the statutory capital and surplus amounts as of December 31, 2009 and 2008 in the table below are based on actual statutory filings with the applicable regulatory authorities. The statutory net income amounts for the year ended December 31, 2010 the statutory capital and surplus amounts as of December 31, 2010 are estimates, as the respective 2010 statutory filings have not yet been made.

	For the years ended December 31,
	2010	2009	2008
Combined statutory net income (loss)	$208	$1,866	$(4,512)

Statutory capital and surplus	$5,832	$5,365	$4,073

Statutory accounting practices do not consolidate the net income of subsidiaries as performed under U.S. GAAP. Therefore, the combined statutory net income (loss) above presents the total statutory net income of the Company and its other insurance subsidiaries to present a comparable statutory net income (loss). The Company received approval from with the Connecticut Insurance Department regarding the use of two permitted practices in its statutory financial statements and those of its Connecticut-domiciled life insurance subsidiaries as of December 31, 2008. The first permitted practice related to the statutory accounting for deferred income taxes. Specifically, this permitted practice modified the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice could not be considered by the Company when determining surplus available for dividends. The second permitted practice related to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. Actuarial guidelines prescribed by the NAIC required a stand-alone asset adequacy analysis reflecting only benefits, expenses and charges that are associated with the riders for variable annuities with guaranteed living benefits. The permitted practice allowed for all benefits, expenses and charges associated with the variable annuity contract to be reflected in the stand-alone asset adequacy test. These permitted practices resulted in an increase to the Company’s estimated statutory surplus of $956 as of December 31, 2008. The effects of these permitted practices are included in the 2008 amounts in the table above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Statutory Results (continued)
In December 2009, the NAIC issued Statement of Statutory Accounting Principles (“SSAP”) No. 10R, Income Taxes — Revised, A Temporary Replacement of SSAP No. 10. SSAP No. 10R was updated in September 2010 and is effective for annual periods December 31, 2009 and interim and annual periods of 2010 and 2011. SSAP No. 10R increases the realization period for deferred tax assets from one year to three years and increases the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus.
Dividends
Dividends to the Company from its insurance subsidiaries are restricted, as is the ability of the Company to pay dividends to its parent company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.
The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which the Company’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $815 in dividends in 2011 without prior approval from the applicable insurance commissioner. In 2010, the Company received dividends of $72 from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $676 in 2011. However, because the Company’s earned surplus is negative as of December 31, 2010, the Company will not be permitted to pay any dividends to its parent in 2011 without prior approval from the Connecticut Insurance Commissioner. In 2010, the Company did not pay dividends to its parent company.
14. Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans
Pension Plans
The Company is included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford to the Company, was $43, $32 and $24 for the years ended December 31, 2010, 2009 and 2008, respectively.
Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by The Hartford. In 2004, The Hartford began allocating a percentage of base salary to the Plan for eligible employees. In 2010, employees whose prior year earnings were less than $110,000 received a contribution of 1.5% of base salary and employees whose prior year earnings were more than $110,000 received a contribution of 0.5% of base salary. The cost to Hartford Life Insurance Company for this plan was approximately $13, $13 and $10 for the years ended December 31, 2010, 2009 and 2008, respectively.
15. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense of $32, $25 and $18 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $11, $7 and $5 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company did not capitalize any cost of stock-based compensation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of December 31, 2010, 2009 and 2008, the Company had $53, $50 and $49 of reserves for claim annuities purchased by affiliated entities. For the year ended December 31, 2010, 2009, and 2008, the Company recorded earned premiums of $18, $285, and $461 for these intercompany claim annuities. In the fourth quarter of 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, Hartford Life Insurance Company sold fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product was written by the HLIKK, a wholly owned Japanese subsidiary of Hartford Life, Inc., and subsequently reinsured to the Company. As of December 31, 2010 and 2009, $2.7 billion and $2.6 billion, respectively, of the account value had been assumed by the Company.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders and the GMDB riders on covered contracts that have an associated GMIB rider issued by HLIKK on its variable annuity business. The reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005. This agreement contains a tiered reinsurance premium structure. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at December 31, 2010, 2009 and 2008 is $2.6 billion, $1.4 billion and $2.6 billion, respectively.
In addition to this agreement, HLAI has two additional reinsurance agreements with HLIKK, one to assume 100% of the GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The second agreement is for HLAI to assume 100% of the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The GMAB, GMIB and GMWB reinsurance is accounted for as freestanding derivatives at fair value. The fair value of the GMAB was a liability of $1, $1, $1 and GMWB was a liability of $21, $13, $34 at December 31, 2010, 2009 and 2008, respectively. The Reinsurance Agreement for GMDB business is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $54, $52, $14 and net amount at risk for the assumed GMDB reinsurance was $4.1 billion, $2.7 billion, $4.3 billion at December 31, 2010, 2009 and 2008, respectively.
Effective November 1, 2010, HLAI entered into a reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly owned UK subsidiary of HLAI. Through this agreement, HLL agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force GMWB and GMDB riders issued by HLL on its variable annuity business. While the form of the agreement between HLAI and HLL for GMWB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMWB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMWB liability at December 31, 2010 is $21.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Transactions with Affiliates (continued)
Reinsurance Ceded to Affiliates
Effective October 1, 2009, and amended on November 1, 2010, HLAI entered into a modified coinsurance (“modco”) and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and WRR will reinsure 100% of the in-force and prospective variable annuities and riders written or reinsured by HLAI summarized below:
•	Direct written variable annuities and the associated GMDB and GMWB riders.
•	Variable annuity contract rider benefits written by HLIKK, which are reinsured to HLAI.
•	Annuity contracts and riders written by Union Security Insurance Company, which are reinsured to HLAI.
•	Variable annuity contract rider benefits written by HLL, which are reinsured to HLAI as of November 1, 2010
•	Annuitizations of, and certain other settlement options offered under, deferred annuity contracts.
Under modco, the assets and the liabilities associated with the reinsured business will remain on the consolidated balance sheet of HLIC in segregated portfolios, and WRR will receive the economic risks and rewards related to the reinsured business. These modco adjustments are recorded as an adjustment to operating expenses.
For the year ended December 31, 2010 the impact of this transaction was an increase to earnings of $570 after-tax. Included in this amount are net realized capital gains of $546, which represents the change in valuation of the derivative, associated with this transaction. In addition, the balance sheet of the Company reflects a modco reinsurance (payable)/recoverable, a deposit liability as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $(864), $78, $1.7 billion and $182, $600, and $761 at December 31, 2010 and December 31, 2009, respectively.
At inception of the contract, HLIC recognized in net income the unlock of the unearned revenue reserve, sales inducement asset and deferred policy acquisition costs related to the direct U.S. variable annuity business of HLAI as well as the impact of remitting the premiums and reserves to WRR. The following table illustrates the transaction’s impact on the Company’s Statement of Operations as of December 31, 2010 and 2009, respectively.

	2010	2009 [1]
Fee income and other	$—	$84
Earned premiums	(56)	(62)
Net realized gains (losses)	546	(629)

Total revenues	490	(607)
Benefits, losses and loss adjustment expenses	(40)	(51)
Amortization of deferred policy acquisition costs and present value of future profits	—	1,883
Insurance operating costs and other expenses	(348)	(9)

Total expenses	(388)	1,823
Income (loss) before income taxes	878	(2,430)
Income tax expense (benefit)	308	(851)

Net income (loss)	$570	$(1,579)

[1]
At inception of the contract, HLIC recognized in net income the unlock of the unearned revenue reserve, sales inducement asset and deferred policy acquisition costs related to the direct U.S. variable annuity business of HLAI as well as the impact of remitting the premiums and reserves to WRR. 2009 figures illustrate the transaction’s impact at inception on the Company’s Statement of Operations and the fourth quarter of 2009 activity.

Effective November 1, 2007, HLAI, a subsidiary insurance company (“Ceding Company”), entered into a modco agreement with funds withheld with an affiliate captive reinsurer, Champlain Life Reinsurance Company (“Reinsurer”) to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction for U.S. GAAP. A standby unaffiliated third party Letter of Credit supports a portion of the statutory reserves that have been ceded to the Reinsurer.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Restructuring, Severance and Other Costs
During the year ended December 31, 2009, the Company completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing its ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, the Company announced that it would suspend all new sales in its European operations and suspend sales of certain IIP business. The Company has also executed on plans to change the management structure of the organization and reorganized the nature and focus of certain of the Company’s operations. These plans resulted in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Company completed these restructuring activities and executed final payment during the year ended December 31, 2010.
The following pre-tax charges were incurred during the year-ended December 31, 2009 in connection with the restructuring initiatives previously announced:

Severance benefits	$19
Asset impairment charges	26
Other contract termination charges	5

Total restructuring, severance and other costs for the year ended December 31, 2009	$50

The amounts incurred during the year ended December 31, 2009 were recorded in Insurance operating costs and other expenses within the Company’s Other category. There were no restructuring or severance costs incurred in 2010.
18. Sale of Joint Venture
Sale of Joint Venture Interest in ICATU Hartford Seguros, S.A.
On November 23, 2009, the Company entered into a Share Purchase Agreement to sell its joint venture interest in ICATU Hartford Seguros, S.A. (“IHS”), its Brazilian insurance operation, to its partner, ICATU Holding S.A., for $135. The transaction closed in 2010, and the Company received cash proceeds of $130, which was net of capital gains tax withheld of $5. The investment in IHS was reported as an equity method investment in Other assets. As a result of the Share Purchase Agreement, the Company recorded in 2009, an asset impairment charge, net of unrealized capital gains and foreign currency translation adjustments, in net realized capital losses of $44, after-tax.
19. Discontinued Operations
During the fourth quarter of 2010, the Company completed the sales of its indirect wholly-owned subsidiaries Hartford Investments Canada Corporation (“HICC”) and Hartford Advantage Investment, Ltd. (“HAIL”). The Company recognized a net realized capital gain of $41, after-tax, on the sale of HICC and a net realized capital loss of $4, after-tax, on the sale of HAIL. HICC was previously included in the Mutual Funds reporting segment and HAIL was included in the Global Annuity reporting segment. The Company does not expect these sales to have a material impact on the Company’s future earnings.
The following table presents the combined amounts related to the operations of HICC and HAIL, which have been reflected as discontinued operations in the Consolidated Statements of Operations.

	For the years ended December 31,
	2010	2009	2008
Revenues
Fee income and other	$36	$29	$32
Net realized capital losses	—	(1)	—

Total revenues	36	28	32

Benefits, losses and expenses
Insurance operating and other expenses	28	24	29
Amortization of deferred policy acquisition costs and present value of future profits	17	11	10

Total benefits, losses and expenses	45	35	39
Loss before income taxes	(9)	(7)	(7)
Income tax benefit	(3)	(2)	(2)

Loss from operations of discontinued operations, net of tax	(6)	(5)	(5)
Net realized capital gain on disposal, net of tax	37	—	—

Income (loss) from discontinued operations, net of tax	$31	$(5)	$(5)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Quarterly Results For 2010 and 2009 (Unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Total revenues	$1,247	$3,143	$2,204	$1,709	$1,229	$384	$1,301	$836
Total benefits, losses and expenses	$1,237	$3,514	$2,393	$1,399	$689	$1,544	$713	$3,156
Income (loss) from continuing operations, net of tax	$(7)	$(200)	$(84)	$215	$379	$(714)	$433	$(1,443)
Income (loss) from discontinued operations, net of tax	$(1)	$(8)	$(1)	$2	$(3)	$4	$36	$(3)
Net income (loss)	$(8)	$(208)	$(85)	$217	$376	$(710)	$469	$(1,446)
Less: Net income (loss) attributable to the noncontrolling interest	$1	$5	$3	$1	$2	$3	$2	$1
Net income (loss) attributable to Hartford Life Insurance Company	$(9)	$(213)	$(88)	$216	$374	$(713)	$467	$(1,447)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
( in millions)

	As of December 31, 2010
			Amount at
			which shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$6,074	$6,040	$6,040
States, municipalities and political subdivisions	1,149	1,032	1,032
Foreign governments	963	1,002	1,002
Public utilities	4,661	4,880	4,880
All other corporate bonds	21,273	22,035	22,035
All other mortgage-backed and asset-backed securities	11,203	9,845	9,845

Total fixed maturities, available-for-sale	45,323	44,834	44,834
Fixed maturities, at fair value using fair value option	820	639	639

Total fixed maturities	46,143	45,473	45,473

Equity securities
Common stocks
Industrial, miscellaneous and all other	146	205	205
Non-redeemable preferred stocks	174	135	135

Total equity securities, available-for-sale	320	340	340
Equity securities, trading	2,037	2,279	2,279

Total equity securities	2,357	2,619	2,619

Mortgage loans	3,244	3,272	3,244
Policy loans	2,128	2,164	2,128
Investments in partnerships and trusts	838	838	838
Futures, options and miscellaneous	1,069	1,461	1,461
Short-term investments	3,489	3,489	3,489

Total investments	$59,268	$59,316	$59,252

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	Deferred Policy
	Acquisition Costs			Other
	and Present	Future Policy Benefits,		Policyholder
	Value of Future	Unpaid Losses and Loss	Unearned	Funds and
Segment	Profits	Adjustment Expenses	Premiums	Benefits Payable
As of December 31, 2010
Global Annuity	$1,409	$9,326	$80	$26,353
Life Insurance	2,655	999	14	8,513
Retirement Plans	842	458	3	6,841
Mutual Funds	43	—	—	4
Other	—	602	16	3,936

Consolidated	$4,949	$11,385	$113	$45,647

As of December 31, 2009
Global Annuity	$2,057	$9,474	$70	$29,239
Life Insurance	2,653	886	13	6,190
Retirement Plans	980	293	—	6,156
Mutual Funds	89	—	—	6
Other	—	665	19	4,354

Consolidated	$5,779	$11,318	$102	$45,945

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)

				Amortization of	Insurance
	Earned		Benefits, Losses	Deferred Policy	Operating
	Premiums, Fee	Net	and Loss	Acquisition Costs	Costs and
	Income and	Investment	Adjustment	and Present Value	Other	Net Written
Segment	Other	Income	Expenses	of Future Profits	Expenses [1]	Premiums

For the year ended December 31, 2010
Global Annuity	$1,802	$1,808	$2,056	$15	$323	N/A
Life Insurance	993	485	796	122	249	N/A
Retirement Plans	359	364	278	27	340	N/A
Mutual Funds	580	(1)	—	51	385	N/A
Other	332	203	56	—	334	—

Consolidated	$4,066	$2,859	$3,186	$215	$1,631	N/A

For the year ended December 31, 2009
Global Annuity	$1,992	$1,929	$2,964	$3,297	$640	N/A
Life Insurance	1,017	317	659	315	211	N/A
Retirement Plans	324	315	269	56	346	N/A
Mutual Funds	437	(16)	—	50	315	N/A
Other	330	303	167	(2)	326	N/A

Consolidated	$4,100	$2,848	$4,059	$3,716	$1,838	N/A

For the year ended December 31, 2008
Global Annuity	$2,908	$1,539	$2,600	$1,268	$897	N/A
Life Insurance	911	313	633	168	228	N/A
Retirement Plans	338	342	271	91	336	N/A
Mutual Funds	553	(12)	—	86	390	N/A
Other	397	160	298	(3)	257	N/A

Consolidated	$5,107	$2,342	$3,802	$1,610	$2,108	N/A

[1]	Includes dividends and goodwill impairment.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
(In millions)

			Assumed		Percentage of
		Ceded to	From		Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
For the year ended December 31, 2010
Life insurance in force	$359,644	$150,446	$2,027	$211,225	1%

Insurance Revenues
Life insurance and annuities	$4,440	$546	$69	$3,963	2%
Accident and health insurance	316	213	—	103	—

Total insurance Revenues	$4,756	$759	$69	$4,066	2%

For the year ended December 31, 2009
Life insurance in force	$356,432	$145,639	$2,157	$212,950	1%

Insurance Revenues
Life insurance and annuities	$4,552	$628	$70	$3,994	2%
Accident and health insurance	338	232	—	106	—

Total insurance Revenues	$4,890	$860	$70	$4,100	2%

For the year ended December 31, 2008
Life insurance in force	$353,030	$142,912	$2,264	$212,382	1%

Insurance Revenues
Life insurance and annuities	$5,436	$446	$48	$5,038	1%
Accident and health insurance	305	236	—	69	—

Total insurance Revenues	$5,741	$682	$48	$5,107	1%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Charged to		Write-offs/
	Balance	Costs and	Translation	Payments/	Balance
	January 1,	Expenses	Adjustment	Other	December 31,

2010
Valuation allowance on deferred tax asset	$80	$59	$—	$—	$139
Valuation allowance on mortgage loans	260	108	—	(306)	62

2009
Valuation allowance on deferred tax asset	$49	$31	$—	$—	$80
Valuation allowance on mortgage loans	13	292	—	(45)	260

2008
Valuation allowance on deferred tax asset	$19	$30	$—	$—	$49
Valuation allowance on mortgage loans	—	13	—	—	13

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY
/s/ Beth A. Bombara
Beth A. Bombara
Chief Accounting Officer
Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Levenson David N. Levenson	Chairman, President, Chief Executive Officer	February 25, 2011

/s/ Glenn D. Lammey Glenn D. Lammey	Executive Vice President, Chief Financial Officer and Director	February 25, 2011

/s/ Beth A. Bombara Beth A. Bombara	Chief Accounting Officer	February 25, 2011

/s/ Gregory McGreevey Gregory McGreevey	Director	February 25, 2011

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K, except where such exhibit may be omitted pursuant to General Instruction I(2)(b).

Exhibit No.	Description
3.01
Restated Certificate of Incorporation of Hartford Life Insurance Company (incorporated by reference to Exhibit 3.01 of Hartford Life Insurance Company’s Form 10-K for the year ended December 31, 2008).

3.02	By-Laws of Hartford Life Insurance Company (incorporated by reference to Exhibit 3.02 to Hartford Life Insurance Company’s Form 10-K filed for the year ended December 31, 2008).

4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).

10.01
Intercompany Liquidity Agreement between The Hartford Financial Services Group, Inc., Hartford Life and Accident Insurance Company and certain affiliates, including Hartford Life Insurance Company, effective December 31, 2010 (incorporated by reference to Exhibit 10.1 of Hartford Life Insurance Company’s Current Report on Form 8-K, filed on January 5, 2011).

12.01	Computation of Ratio of Earnings to Fixed Charges is filed herewith.

23.01	Consent of Deloitte & Touche, LLP, filed herewith.

31.01	Certification of David N. Levenson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Glenn D. Lammey, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of David N. Levenson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Glenn D. Lammey, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

II-2