Form 10-Q
period 2011-03-31
HARTFORD LIFE INSURANCE CO
filed 2011-05-02
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(Address of principal executive offices) (Zip Code)
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
As of April 26, 2011 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company. The Hartford Financial Services Group, Inc. is the ultimate parent of the registrant.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2010 Form 10-K Annual Report. These important risks and uncertainties include:
•
challenges related to the Company’s current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus and austerity initiatives, sovereign credit concerns and other developments on financial, commodity and credit markets and consumer spending and investment;

•
the success of our initiatives relating to the realignment of our business in 2010 and plans to improve the profitability and long-term growth prospects of our key divisions, including through opportunistic acquisitions or divestitures, and the impact of regulatory or other constraints on our ability to complete these initiatives and deploy capital among our businesses as and when planned;

•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, and implied volatility levels, as well as continuing uncertainty in key sectors such as the global real estate market;

•	volatility in our earnings resulting from our adjustment of our risk management program to emphasize protection of statutory surplus and cash flows;

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

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Act, which, among other effects, vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, requires central clearing of, and/or imposes new margin and capital requirements on, derivatives transactions;

•
the potential effect of other domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products or changes in U.S. federal or other tax laws that affect the relative attractiveness of our investment products;

•	the Company’s ability to distribute its products through distribution channels, both current and future;

•	regulatory limitations on the ability of the Company’s subsidiaries to declare and pay dividends to the Company;

•	the risk that our framework for managing business risks may not be effective in mitigating material risk and loss;

•	the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster or other unanticipated events;

•	the potential for difficulties arising from outsourcing relationships;

•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	unfavorable judicial or legislative developments; and

•	other factors described in such forward-looking statements.
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
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, for other-than-temporary impairments as required by accounting guidance adopted in 2009, and for the fair value measurement of financial instruments as required by accounting guidance adopted in 2008), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 2, 2011

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months ended
	March 31,
(In millions)	2011	2010
	(Unaudited)
Revenues
Fee income and other	$977	$951
Earned premiums	66	55
Net investment income:
Securities available-for-sale and other	660	637
Equity securities, trading	24	118

Total net investment income	684	755

Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(89)	(316)
OTTI losses recognized in other comprehensive income	50	179

Net OTTI losses recognized in earnings	(39)	(137)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(507)	(377)

Total net realized capital losses	(546)	(514)

Total revenues	1,181	1,247

Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	727	727
Benefits, loss and loss adjustment expenses — returns credited on international unit-linked bonds and pension products	24	118
Amortization of deferred policy acquisition costs and present value of future profits	105	64
Insurance operating costs and other expenses	19	327
Dividends to policyholders	2	2

Total benefits, losses and expenses	877	1,238
Income from continuing operations before income taxes	304	9
Income tax expense	65	16

Income (loss) from continuing operations	239	(7)
Loss from discontinued operations, net of tax	—	(1)

Net income (loss)	239	(8)
Net income attributable to noncontrolling interest	1	2

Net income (loss) attributable to Hartford Life Insurance Company	$238	$(10)

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for share data)	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $45,293 and $45,323) (includes variable interest entity assets, at fair value, of $334 and $406)	$45,045	$44,834
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $329 and $323)	1,219	639
Equity securities, trading, at fair value (cost of $2,086 and $2,061)	2,283	2,279
Equity securities, available-for-sale, at fair value (cost of $301 and $320)	351	340
Mortgage loans (net of allowance for loan losses of $64 and $62)	3,422	3,244
Policy loans, at outstanding balance	2,128	2,128
Limited partnerships, and other alternative investments (includes variable entity assets of $9 and $14)	860	838
Other investments	445	1,461
Short-term investments	2,946	3,489

Total investments	58,699	59,252
Cash	787	531
Premiums receivable and agents’ balances	64	67
Reinsurance recoverables	3,406	3,924
Deferred policy acquisition costs and present value of future profits	4,997	4,949
Deferred income taxes, net	1,978	2,138
Goodwill	470	470
Other assets	1,437	692
Separate account assets	164,030	159,729

Total assets	$235,868	$231,752

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,398	$11,385
Other policyholder funds and benefits payable	42,379	43,395
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	2,241	2,252
Consumer notes	382	382
Other liabilities (including variable interest entity liabilities of $450 and $422)	6,824	6,398
Separate account liabilities	164,030	159,729

Total liabilities	227,254	223,541

Commitments and Contingencies (Note 8)

Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	8,267	8,265
Accumulated other comprehensive loss, net of tax	(208)	(372)
Retained earnings	549	312

Total stockholder’s equity	8,614	8,211

Total liabilities and stockholder’s equity	$235,868	$231,752

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

			Accumulated Other Comprehensive Income
			(Loss)
			Net
			Unrealized	Net Gain On
			Capital	Cash Flow	Foreign
		Additional	Losses On	Hedging	Currency	Retained	Non-	Total
	Common	Paid-In	Securities,	Instruments,	Translation	Earnings	Controlling	Stockholder’s
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	(Deficit)	Interest	Equity
	(Unaudited)
Three months ended March 31, 2011

Balance, December 31, 2010	$6	$8,265	$(569)	$265	$(68)	$312	$—	$8,211
Capital contributions from parent	—	2	—	—	—	—	—	2
Dividends declared	—	—	—	—	—	(1)	—	(1)
Change in noncontrolling interest ownership	—	—	—	—	—	—	(1)	(1)
Comprehensive income
Net income	—	—	—	—	—	238	1	239
Other comprehensive income (loss), net of tax
Net change in unrealized capital losses on securities	—	—	207	—	—	—	—	207
Net losses on cash flow hedging instruments	—	—	—	(56)	—	—	—	(56)
Cumulative translation adjustments	—	—	—	—	13	—	—	13

Total other comprehensive income (loss)	—	—	207	(56)	13	—	—	164

Total comprehensive income (loss)	—	—	207	(56)	13	238	1	403

Balance, March 31, 2011	$6	$8,267	$(362)	$209	$(55)	$549	$—	$8,614

Three months ended March 31, 2010

Balance, December 31, 2009	$6	$8,457	$(2,039)	$148	$(50)	$(287)	$61	$6,296
Cumulative effect of accounting changes, net of DAC and tax	—	—	—	—	—	25	—	25

Balance, January 1, 2010	6	8,457	(2,039)	148	(50)	(262)	61	6,321
Capital contributions from parent	—	3	—	—	—	—	—	3
Change in noncontrolling interest ownership	—	—	—	—	—	—	(63)	(63)
Comprehensive income
Net income (loss)	—	—	—	—	—	(10)	2	(8)
Other comprehensive income, net of tax
Net change in unrealized capital losses on securities	—	—	559	—	—	—	—	559
Net gains on cash flow hedging instruments	—	—	—	51	—	—	—	51
Cumulative translation adjustments	—	—	—	—	(47)	—	—	(47)

Total other comprehensive income (loss)	—	—	559	51	(47)	—	—	563

Total comprehensive income (loss)	—	—	559	51	(47)	(10)	2	555

Balance, March 31, 2010	$6	$8,460	$(1,480)	$199	$(97)	$(272)	$—	$6,816

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
(In millions)	2011	2010
	(Unaudited)
Operating Activities
Net income (loss)	$239	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	105	68
Additions to deferred policy acquisition costs and present value of future profits	(123)	(134)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	31	42
Reinsurance recoverables	(45)	(9)
Receivables and other assets	(69)	(332)
Payables and accruals	(101)	159
Accrued and deferred income taxes	295	70
Net realized capital losses	546	515
Net receipts to investment contracts related to policyholder funds — international unit-linked bonds and pension products	(11)	(111)
Net (increase) decrease in equity securities, trading	(4)	108
Depreciation and amortization	39	43
Other, net	(32)	(28)

Net cash provided by operating activities	870	383
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	5,001	5,520
Equity securities, available-for-sale	6	68
Mortgage loans	48	496
Partnerships	30	40
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(4,232)	(5,720)
Fixed maturities, fair value option	(531)	—
Equity securities, available-for-sale	(13)	(6)
Mortgage loans	(228)	(2)
Partnerships	(29)	(27)
Derivatives, net	(388)	(253)
Change in policy loans, net	—	(5)
Change in all other, net	—	—

Net cash provided by (used for) investing activities	(336)	111
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,137	5,670
Withdrawals and other deductions from investment and universal life-type contracts	(6,319)	(7,826)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	2,905	2,009
Net repayments at maturity or settlement of consumer notes	—	(302)

Net cash used for financing activities	(277)	(449)
Foreign exchange rate effect on cash	(1)	(11)
Net increase in cash	256	34
Cash — beginning of period	531	781

Cash — end of period	$787	$815

Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(236)	$(43)
Noncash capital contributions received	2	3
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “Company”, “we” or “our”) is a provider of insurance and investment products in the United States (“U.S.”) and is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”). The Hartford Financial Services Group, Inc. (“The Hartford”) is the ultimate parent of the Company.
The Condensed Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
The accompanying Condensed Consolidated Financial Statements and notes as of March 31, 2011, and for the three ended March 31, 2011 and 2010 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of HLIC, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. For further information on VIEs, see Note 4 of the Notes to Condensed Consolidated Financial Statements. Material intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.
Discontinued Operations
The Company is presenting the operations of certain subsidiaries that meet the criteria for reporting as discontinued operations. Income statement amounts for prior periods have been retrospectively reclassified. See Note 11 of the Notes to Condensed Consolidated Financial Statements for information on the specific subsidiaries and related impacts.
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
The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in HLIC’s 2010 Form 10-K Annual Report, which should be read in conjunction with these accompanying Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended
	March 31,
	2011	2010
Tax expense at the U.S. federal statutory rate	$106	$3
Dividends received deduction	(37)	(39)
Foreign related investments	(5)	(3)
Valuation allowance	(2)	56
Other	3	(1)

Income tax expense	$65	$16

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
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”) as part of the Hartford’s consolidated tax return. Audits have been concluded for all years through 2006. The audit of the years 2007 — 2009 commenced during 2010 and is expected to conclude by the end of 2012. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the Condensed Consolidated Statement of Operations.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $137 as of March 31, 2011 and was $139 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses. Even under a “separate entity” approach, the Company would not record an additional valuation allowance relating to realized capital losses. Under a “separate entity” approach, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to equity rather than income. These benefits would have been $1 and $81 for the three months ended March 31, 2011 and 2010, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment Information
The Company is organized into four reporting segments: Global Annuity, Life Insurance, Retirement Plans, and Mutual Funds. In addition, the Company includes in an Other category corporate items not directly allocated to any of its reporting segments, intersegment eliminations, direct and assumed guaranteed minimum income benefit (“GMIB”), guaranteed minimum death benefit (“GMDB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) which is subsequently ceded to an affiliated captive reinsurer, and certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, HLA.
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
Life Insurance
Life Insurance sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life, term life, and private placement life insurance (“PPLI”) owned by corporations and high net worth individuals.
Retirement Plans
Retirement Plans provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS Code of 1986 as amended (“the Code”).
Mutual Funds
Mutual Funds offers retail mutual funds, investment-only mutual funds and college savings plans under Section 529 of the Code (collectively referred to as non-proprietary) and proprietary mutual fund supporting the insurance products issued by The Hartford.
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Condensed Consolidated Financial Statements. The Company evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. Each operating segment is allocated corporate surplus as needed to support its business.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment Information (continued)
The following table presents summarized financial information concerning the Company’s reporting segments.

	Three Months ended
	March 31,
Revenues by Product Line	2011	2010
Earned premiums, fees, and other considerations
Global Annuity
Individual variable annuity	$450	$416
Fixed / MVA and other annuity	4	3
IIP	(1)	15

Total Global Annuity	453	434
Life Insurance
Variable life	90	102
Universal life	100	99
Term life	9	10
PPLI	44	41

Total Life Insurance	243	252
Retirement Plans
401(k)	84	76
Government plans	13	11

Total Retirement Plans	97	87
Mutual Funds
Non-proprietary	142	130
Proprietary	16	16

Total Mutual Funds	158	146
Other	92	87

Total earned premiums, fees, and other considerations	1,043	1,006
Net investment income	684	755
Net realized capital losses	(546)	(514)

Total revenues	$1,181	$1,247

Net income (loss) attributable to Hartford Life Insurance Company
Global Annuity	$170	$6
Life Insurance	31	22
Retirement Plans	15	(6)
Mutual Funds	27	25
Other	(5)	(57)

Total net income (loss) attributable to Hartford Life Insurance Company	$238	$(10)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements
The following financial instruments are carried at fair value in the Company’s Condensed Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”); fixed maturities at fair value using fair value option (“FVO”); equity securities, trading; short-term investments; freestanding and embedded derivatives; separate account assets; and certain other liabilities.
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

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are exchange traded equity securities, investment grade private placement securities and derivative instruments that are priced using models with observable market inputs, including interest rate, foreign currency and certain credit default swap contracts and have no significant unobservable market inputs.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans and below investment grade private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivatives securities, including customized GMWB hedging derivatives, equity derivatives, longer dated derivatives, swaps with optionality, and certain complex credit derivatives and certain other liabilities. Because Level 3 fair values, by their nature, contain unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three months ended March 31, 2011. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	March 31, 2011
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,236	$—	$1,841	$395
CDOs	1,957	—	—	1,957
CMBS	4,896	—	4,371	525
Corporate	27,753	—	26,317	1,436
Foreign government/government agencies	971	—	927	44
States, municipalities and political subdivisions (“Municipal”)	1,074	—	816	258
RMBS	3,607	—	2,622	985
U.S. Treasuries	2,551	289	2,262	—

Total fixed maturities, AFS	45,045	289	39,156	5,600
Fixed maturities, FVO	1,219	—	653	566
Equity securities, trading	2,283	2,283	—	—
Equity securities, AFS	351	193	110	48
Derivative assets
Credit derivatives	(12)	—	(11)	(1)
Equity derivatives	3	—	—	3
Foreign exchange derivatives	314	—	314	—
Interest rate derivatives	(61)	—	(47)	(14)
Variable annuity hedging derivatives and macro hedge program	194	—	2	192

Total derivative assets [1]	438	—	258	180
Short-term investments	2,946	288	2,658	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	1,486	—	—	1,486
Separate account assets [2]	156,179	119,930	35,042	1,207

Total assets accounted for at fair value on a recurring basis	$209,947	$122,983	$77,877	$9,087

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,573)	$—	$—	$(3,573)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(3,583)	—	—	(3,583)
Derivative liabilities
Credit derivatives	(393)	—	(55)	(338)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	227	—	227	—
Interest rate derivatives	(130)	—	(89)	(41)
Variable annuity hedging derivatives and macro hedge program	207	—	(214)	421

Total derivative liabilities [3]	(87)	—	(131)	44
Other liabilities	(51)	—	—	(51)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(3,726)	$—	$(131)	$(3,595)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At March 31, 2011, $151 was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	As of March 31, 2011, excludes approximately $8 billion of investment sales receivable that are not subject to fair value accounting.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,068	$—	$1,660	$408
CDOs	1,899	—	30	1,869
CMBS	5,028	—	4,536	492
Corporate	26,915	—	25,429	1,486
Foreign government/government agencies	1,002	—	962	40
Municipal	1,032	—	774	258
RMBS	4,118	—	3,013	1,105
U.S. Treasuries	2,772	248	2,524	—

Total fixed maturities, AFS	44,834	248	38,928	5,658
Fixed maturities, FVO	639	—	128	511
Equity securities, trading	2,279	2,279	—	—
Equity securities, AFS	340	174	119	47
Derivative assets
Credit derivatives	(11)	—	(19)	8
Equity derivatives	2	—	—	2
Foreign exchange derivatives	857	—	857	—
Interest rate derivatives	(99)	—	(63)	(36)
Variable annuity hedging derivatives and macro hedge program	704	2	33	669

Total derivative assets [1]	1,453	2	808	643
Short-term investments	3,489	204	3,285	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	2,002	—	—	2,002
Separate account assets [2]	153,713	116,703	35,763	1,247

Total assets accounted for at fair value on a recurring basis	$208,749	$119,610	$79,031	$10,108

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(4,258)	$—	$—	$(4,258)
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(4,267)	—	—	(4,267)
Derivative liabilities
Credit derivatives	(401)	—	(49)	(352)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	(25)	—	(25)	—
Interest rate derivatives	(59)	—	(42)	(17)
Variable annuity hedging derivatives and macro hedge program	126	(2)	(11)	139

Total derivative liabilities [3]	(357)	(2)	(127)	(228)
Other liabilities	(37)	—	—	(37)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(4,666)	$(2)	$(127)	$(4,537)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2010 $962 was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	As of December 31, 2010, excludes approximately $6 billion of investment sales receivable that are not subject to fair value accounting.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2011 and December 31, 2010, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Level 3
Most of the Company’s securities classified as Level 3 are valued based on brokers’ prices. Certain long-dated securities are priced based on third party pricing services, including municipal securities and foreign government/government agencies, as well as bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:

•	Credit derivatives— Significant unobservable inputs may include credit correlation and swap yield curve and credit curve extrapolation beyond observable limits.

•	Equity derivatives — Significant unobservable inputs may include equity volatility.

•	Interest rate contracts — Significant unobservable inputs may include swap yield curve extrapolation beyond observable limits and interest rate volatility.
Product Derivatives
The Company currently offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider in the U.S., and formerly offered GMWBs in the U.K. The Company has also assumed, through reinsurance from HLIKK, GMIB, GMWB and GMAB. The Company has subsequently ceded certain GMWB rider liabilities and the assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Condensed Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.
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
The reinsurance assumed on the HLIKK GMIB, GMWB, and GMAB and ceded to an affiliated captive reinsurer meets the characteristics of a free-standing derivative instrument. As a result, the derivative asset or liability is recorded at fair value with changes in the fair value reported in net realized capital gains and losses.
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
During 2009, the Company entered into a reinsurance arrangement with an affiliated captive reinsurer to transfer a portion of its risk of loss associated with direct US GMWB and assumed HLIKK GMIB, GMWB, and GMAB. In addition, in 2010 the Company entered into reinsurance arrangements with the affiliated captive reinsurer to transfer its risk of loss associated with direct UK GMWB. These arrangements are recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreements are reported in net realized capital gains and losses. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on these transactions.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three months ended March 31, 2011 and 2010, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $1 and $33 respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder behavior assumption updates for the three months ended March 31, 2011 and 2010.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains of approximately $7 and $8 for the three months ended March 31, 2011 and 2010, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ending March 31, 2011 and 2010, for the financial instruments classified as Level 3.
For the three months ended March 31, 2011

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2011	$408	$1,869	$492	$1,486	$40	$258	$1,105	$5,658
Total realized/unrealized gains (losses)
Included in net income [2]	(5)	(10)	(6)	(17)	—	—	(9)	(47)
Included in OCI [3]	17	98	55	—	—	—	36	206
Purchases	—	—	—	12	—	—	—	12
Settlements	(10)	(30)	(4)	(25)	—	—	(29)	(98)
Sales	—	—	(42)	(62)	—	—	(16)	(120)
Transfers into Level 3 [4]	50	30	30	151	4	—	—	265
Transfers out of Level 3 [4]	(65)	—	—	(109)	—	—	(102)	(276)

Fair Value as of March 31, 2011	$395	$1,957	$525	$1,436	$44	$258	$985	$5,600

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2]	$(5)	$(10)	$(6)	$(16)	$—	$—	$(9)	$(46)

			Derivatives
						Variable Annuity
	Fixed	Equity			Interest	Hedging Derivatives
	Maturities,	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]
Fair value as of January 1, 2011	$511	$47	$(344)	$4	$(53)	$808	$415
Total realized/unrealized gains (losses)
Included in net income [2]	56	(7)	8	1	(3)	(202)	(196)
Included in OCI [3]	—	—	—	—	—	—	—
Purchases	—	8	—	—	—	23	23
Settlements	(1)	—	(3)	—	1	(16)	(18)

Fair value as of March 31, 2011	$566	$48	$(339)	$5	$(55)	$613	$224

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2]	$56	$(7)	$8	$1	$(1)	$(195)	$(187)

	Reinsurance Recoverable for
	U.S. GMWB and Japan
	GMWB, GMIB, and GMAB	Separate
Assets	[6]	Accounts
Fair value as of January 1, 2011	$2,002	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(579)	19
Included in OCI [3]	(49)	—
Purchases	—	128
Settlements	112	—
Sales	—	(147)
Transfers into Level 3 [4]	—	8
Transfers out of Level 3 [4]	—	(48)

Fair value as of March 31, 2011	$1,486	$1,207

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2]	$(579)	$(3)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
			Total Other
	Guaranteed		Policyholder Funds
	Living	Equity Linked	and Benefits	Other	Consumer
Liabilities	Benefits [7]	Notes	Payable	Liabilities	Notes
Fair value as of January 1, 2011	$(4,258)	$(9)	$(4,267)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	696	(1)	695	(14)	—
Included in OCI [3]	55	—	55	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(66)	—	(66)	—	—

Fair value as of March 31, 2011	$(3,573)	$(10)	$(3,583)	$(51)	$(5)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2]	$696	$(1)	$695	$(14)	$—

For the three ended March 31, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2010	$497	$2,109	$269	$5,239	$80	$218	$995	$9,407
Total realized/unrealized gains (losses)
Included in net income [2]	—	(63)	(60)	2	—	—	(12)	(133)
Included in OCI [3]	23	192	68	105	—	19	80	487
Purchases, issuances, and settlements	(9)	(12)	(5)	106	(6)	31	(24)	81
Transfers into Level 3 [4]	—	16	67	336	—	—	—	419
Transfers out of Level 3 [4]	(65)	(235)	—	(55)	(33)	(4)	(12)	(404)

Fair Value as of March 31, 2010	$446	$2,007	$339	$5,733	$41	$264	$1,027	$9,857

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [2]	$—	$(62)	$(59)	$—	$—	$—	$(12)	$(133)

		Derivatives
					Variable Annuity
	Equity			Interest	Hedging Derivatives
	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]
Fair value as of January 1, 2010	$32	$(161)	$(2)	$5	$526	$368
Total realized/unrealized gains (losses)
Included in net income [2]	—	22	1	—	442	465
Included in OCI [3]	4	—	—	—	—	—
Purchases, issuances, and settlements	1	—	—	—	(506)	(506)
Transfers into Level 3 [4]	—	(290)	—	—	—	(290)
Transfers out of Level 3 [4]	—	—	—	(11)	—	(11)

Fair value as of March 31, 2010	$37	$(429)	$(1)	$(6)	$462	$26

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [2]	$(1)	$23	$1	$—	$(254)	$(230)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	Reinsurance
	Recoverable for U.S.	Separate
Assets	GMWB [6]	Accounts
Fair value as of January 1, 2010	$1,108	$962
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(440)	18
Included in OCI [3]	(2)	—
Purchases, issuances, and settlements	114	77
Transfers into Level 3 [4]	—	6
Transfers out of Level 3 [4]	—	(108)

Fair value as of March 31, 2010	$780	$955

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [2]	$(440)	$3

	Other Policyholder Funds and Benefits Payable [1]
	Guaranteed		Equity	Total Other
	Living Benefits	Institutional	Linked	Policyholder Funds and	Other	Consumer
Liabilities	[7]	Notes	Notes	Benefits Payable	Liabilities	Notes
Fair value as of January 1, 2010	$(3,439)	$(2)	$(10)	$(3,451)	$—	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	461	(5)	1	457	—	—
Included in OCI [3]	6	—	—	6	—	—
Purchases, issuances and settlements	(61)	—	—	(61)	—	—
Transfers into Level 3 [4]	—	—	—	—	(22)	—

Fair value as of March 31, 2010	$(3,033)	$(7)	$(9)	$(3,049)	$(22)	$(5)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [2]	$461	$(5)	$1	$457	$—	$—

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these rows are reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[6]
Includes fair value of reinsurance recoverables of approximately $1.3 billion and $485 as of March 31, 2011 and 2010, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

[7]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Fair Value Option
The Company elected the fair value option for its investments containing an embedded credit derivative which were not bifurcated as a result of adoption of new accounting guidance effective July 1, 2010. The underlying credit risk of these securities is primarily corporate bonds and commercial real estate. The Company elected the fair value option given the complexity of bifurcating the economic components associated with the embedded credit derivative. Additionally, the Company elected the fair value option for purchases of foreign government securities to align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.
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

Three Months
Ended March 31,
2011
Assets
Fixed maturities, FVO
Corporate	$12
CRE CDOs	43
Foreign government	(6)
Other liabilities
Credit-linked notes	(14)

Total realized capital gains	$35

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	March 31, 2011	December 31, 2010
Assets
Fixed maturities, FVO
ABS	$65	$64
CRE CDOs	303	260
Corporate	263	251
Foreign government	588	64

Total fixed maturities, FVO	$1,219	$639

Other liabilities
Credit-linked notes [1]	$51	$37

[1]	As of March 31, 2011 and December 31, 2010, the outstanding principal balance of the notes was $243.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Mortgage loans	$3,422	$3,414	$3,244	$3,272
Policy loans	2,128	2,229	2,128	2,164
Liabilities
Other policyholder funds and benefits payable [1]	$10,624	$10,596	$10,824	$11,050
Consumer notes [2]	377	390	377	392

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2010.
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
The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, and loan-to-value (“LTV”) ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Mortgage Loan Valuation Allowances
The Company’s security monitoring process reviews mortgage loans on a quarterly basis to identify potential credit losses. Commercial mortgage loans are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. Criteria used to determine if an impairment exists include, but are not limited to: current and projected macroeconomic factors, such as unemployment rates, and property-specific factors such as rental rates, occupancy levels, LTV ratios and debt service coverage ratios (“DSCR”). In addition, the Company considers historic, current and projected delinquency rates and property values. For residential mortgage loans, impairments are evaluated based on pools of loans with similar characteristics including, but not limited to, similar property types and loan performance status. These assumptions require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the borrower and/or underlying collateral such as changes in the projections of the underlying property value estimates.
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. Additionally, a loss contingency valuation allowance is established for estimated probable credit losses on certain homogenous groups of residential loans. For commercial loans, a valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectable and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement, or if a loan is more than 60 days past due. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments, as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.
Net Realized Capital Gains (Losses)

	Three Months Ended
	March 31,
(Before-tax)	2011	2010
Gross gains on sales	$29	$71
Gross losses on sales	(74)	(61)
Net OTTI losses recognized in earnings	(39)	(137)
Valuation allowances on mortgage loans	(2)	(72)
Japanese fixed annuity contract hedges, net [1]	(17)	(16)
Periodic net coupon settlements on credit derivatives/Japan	(4)	(4)
Results of variable annuity hedge program
GMWB derivatives, net	63	122
Macro hedge program	(314)	(164)

Total results of variable annuity hedge program	(251)	(42)
GMAB/GMWB/GMIB reinsurance	341	115
Coinsurance and modified coinsurance reinsurance contracts	(514)	(379)
Other, net	(15)	11

Net realized capital losses, before-tax	$(546)	$(514)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate, as well as Japan FVO securities.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized losses in AOCI were $(84) and $(127), respectively, for the three months ended March 31, 2011 and 2010. Proceeds from sales of AFS securities totaled $4.3 billion and $2.4 billion, respectively, for the three months ended March 31, 2011 and 2010.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended
	March 31,
(Before-tax)	2011	2010
Balance as of beginning of period	$(1,598)	$(1,632)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(19)	(103)
Securities previously impaired	(13)	(33)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	48	1
Securities due to an increase in expected cash flows	3	4

Balance as of end of period	$(1,579)	$(1,763)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2011					December 31, 2010
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$2,513	$38	$(315)	$2,236	$(4)	$2,395	$29	$(356)	$2,068	$(1)
CDOs	2,239	—	(282)	1,957	(43)	2,278	—	(379)	1,899	(59)
CMBS	5,004	141	(249)	4,896	(22)	5,283	146	(401)	5,028	(15)
Corporate [2]	26,857	1,417	(494)	27,753	(4)	25,934	1,545	(538)	26,915	6
Foreign govt./govt. agencies	928	50	(7)	971	—	963	48	(9)	1,002	—
Municipal	1,188	7	(121)	1,074	—	1,149	7	(124)	1,032	—
RMBS	3,907	70	(370)	3,607	(94)	4,450	79	(411)	4,118	(113)
U.S. Treasuries	2,657	6	(112)	2,551	—	2,871	11	(110)	2,772	—

Total fixed maturities, AFS	45,293	1,729	(1,950)	45,045	(167)	45,323	1,865	(2,328)	44,834	(182)
Equity securities, AFS	301	89	(39)	351	—	320	61	(41)	340	—

Total AFS securities	$45,594	$1,818	$(1,989)	$45,396	$(167)	$45,643	$1,926	$(2,369)	$45,174	$(182)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2011 and December 31, 2010.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2011
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,176	$1,190
Over one year through five years	10,560	10,986
Over five years through ten years	7,838	8,149
Over ten years	12,056	12,024

Subtotal	31,630	32,349
Mortgage-backed and asset-backed securities	13,663	12,696

Total fixed maturities, AFS	$45,293	$45,045

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	March 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$213	$203	$(10)	$1,200	$895	$(305)	$1,413	$1,098	$(315)
CDOs	315	290	(25)	1,877	1,620	(257)	2,192	1,910	(282)
CMBS	743	716	(27)	1,982	1,760	(222)	2,725	2,476	(249)
Corporate [1]	4,913	4,741	(167)	2,673	2,324	(327)	7,586	7,065	(494)
Foreign govt./govt. agencies	144	142	(2)	40	35	(5)	184	177	(7)
Municipal	400	386	(14)	577	470	(107)	977	856	(121)
RMBS	819	792	(27)	1,306	963	(343)	2,125	1,755	(370)
U.S. Treasuries	1,238	1,169	(69)	159	116	(43)	1,397	1,285	(112)

Total fixed maturities	8,785	8,439	(341)	9,814	8,183	(1,609)	18,599	16,622	(1,950)
Equity securities	24	16	(8)	133	102	(31)	157	118	(39)

Total securities in an unrealized loss	$8,809	$8,455	$(349)	$9,947	$8,285	$(1,640)	$18,756	$16,740	$(1,989)

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$237	$226	$(11)	$1,226	$881	$(345)	$1,463	$1,107	$(356)
CDOs	316	288	(28)	1,934	1,583	(351)	2,250	1,871	(379)
CMBS	374	355	(19)	2,532	2,150	(382)	2,906	2,505	(401)
Corporate [1]	3,726	3,591	(130)	2,777	2,348	(408)	6,503	5,939	(538)
Foreign govt./govt. agencies	250	246	(4)	40	35	(5)	290	281	(9)
Municipal	415	399	(16)	575	467	(108)	990	866	(124)
RMBS	1,187	1,155	(32)	1,379	1,000	(379)	2,566	2,155	(411)
U.S. Treasuries	1,142	1,073	(69)	158	117	(41)	1,300	1,190	(110)

Total fixed maturities	7,647	7,333	(309)	10,621	8,581	(2,019)	18,268	15,914	(2,328)
Equity securities	18	17	(1)	148	108	(40)	166	125	(41)

Total securities in an unrealized loss	$7,665	$7,350	$(310)	$10,769	$8,689	$(2,059)	$18,434	$16,039	$(2,369)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).
As of March 31, 2011, AFS securities in an unrealized loss position, comprised of 3,075 securities, largely related to corporate securities primarily within the financial services sector, RMBS and ABS which have experienced price deterioration. As of March 31, 2011, 48% of gross unrealized losses were depressed less than 20% of cost or amortized cost. The improvement in unrealized losses during 2011 was primarily attributable to credit spread tightening, partially offset by rising interest rates.
Most of the securities depressed for twelve months or more relate to structured securities primarily within commercial and residential real estate, including structured securities that have a floating-rate coupon referenced to a market index such as LIBOR. Also included are financial services securities that have a floating-rate coupon or long-dated maturities. Current market spreads continue to be significantly wider for these securities as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. Deteriorations in valuation are also the result of substantial declines in certain market indexes. The Company reviewed these securities as part of its impairment analysis and where a credit impairment has not been recorded, the Company’s best estimate is that expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Mortgage Loans

	March 31, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Commercial	$3,486	$(64)	$3,422	$3,306	(62)	3,244

Total mortgage loans	$3,486	$(64)	$3,422	$3,306	$(62)	$3,244

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of March 31, 2011, the carrying value of mortgage loans associated with the valuation allowance was $550. Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $111 and $7, respectively, as of March 31, 2011, and $64 and $4, respectively, as of December 31, 2010. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2011	2010
Balance as of January 1	$(62)	$(260)
Additions	(2)	(72)
Deductions	—	201

Balance as of March 31	$(64)	$(131)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 72% as of March 31, 2011, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 1.98x as of March 31, 2011. The Company did not hold any commercial mortgage loans greater than 60 days past due.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.
Commercial Mortgage Loans Credit Quality

	March 31, 2011			December 31, 2010
		Avg. Debt-			Avg. Debt-
	Carrying	Service		Carrying	Service
Loan-to-value	Value	Coverage Ratio		Value	Coverage Ratio
Greater than 80%	$959	1.66	x	$961	1.67	x
65% – 80%	1,435	1.80	x	1,366	2.11	x
Less than 65%	1,028	2.53	x	917	2.44	x

Total commercial mortgage loans	$3,422	1.98	x	$3,244	2.07	x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.
Mortgage Loans by Region

	March 31, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$51	1.5%	$51	1.6%
Middle Atlantic	379	11.1%	344	10.6%
Mountain	49	1.4%	49	1.5%
New England	203	5.9%	188	5.8%
Pacific	954	27.9%	898	27.7%
South Atlantic	678	19.8%	679	20.9%
West North Central	19	0.6%	19	0.6%
West South Central	116	3.4%	117	3.6%
Other [1]	973	28.4%	899	27.7%

Total mortgage loans	$3,422	100.0%	$3,244	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.
Mortgage Loans by Property Type

	March 31, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Commercial
Agricultural	$174	5.1%	$177	5.5%
Industrial	1,006	29.4%	833	25.7%
Lodging	88	2.6%	123	3.8%
Multifamily	513	15.0%	479	14.8%
Office	809	23.6%	796	24.5%
Retail	555	16.2%	556	17.1%
Other	277	8.1%	280	8.6%

Total mortgage loans	$3,422	100.0%	$3,244	100.0%

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

	March 31, 2011			December 31, 2010
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$663	$447	$178	$729	$416	$265
Limited partnerships	9	3	6	14	6	8

Total	$672	$450	$184	$743	$422	$273

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of March 31, 2011 and December 31, 2010.
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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2011 and December 31, 2010, the notional amount of interest rate swaps in offsetting relationships was $4.6 billion and $4.7 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
Prior to the second quarter of 2009, The Company offered certain variable annuity products with a GMIB rider through a wholly-owned Japanese subsidiary. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary, which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen forward contracts to hedge the currency and interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Japanese fixed annuity hedging instruments
Prior to the second quarter of 2009, The Company offered a yen denominated fixed annuity product through a wholly-owned Japanese subsidiary and reinsured to a wholly-owned U.S. subsidiary. The U.S. subsidiary invests in U.S. dollar denominated securities to support the yen denominated fixed liability payments and entered into currency rate swaps to hedge the foreign currency exchange rate and yen interest rate exposures that exist as a result of U.S. dollar assets backing the yen denominated liability.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts to hedge the foreign currency risk associated with certain Japanese variable annuity liabilities reinsured from a wholly-owned Japanese subsidiary. Foreign currency risk may arise for some segments of the business where assets backing the liabilities are denominated in U.S. dollars while the liabilities are denominated in yen. Foreign currency risk may also arise when certain variable annuity policyholder accounts are invested in various currencies while the related guaranteed minimum death benefit (“GMDB”) and GMIB guarantees are effectively yen-denominated.
The following table represents notional and fair value for Japanese variable annuity hedging instruments.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Long foreign currency forwards	$2,116	$1,720	$3	$73
Short foreign currency forwards	597	—	—	—

Total	$2,713	$1,720	$3	$73

The Company’s net notional amount as of March 31, 2011 is $1.5 billion, which consists of $2.1 billion notional of long positions offset by $597 notional of short positions.
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
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Customized swaps	$10,058	$10,113	$144	$209
Equity swaps, options, and futures	5,210	4,943	344	391
Interest rate swaps and futures	3,058	2,800	(142)	(133)

Total	$18,326	$17,856	$346	$467

Macro hedge program
The Company utilizes equity options, equity futures contracts, currency forwards, and currency options to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations. The Company also enters into foreign currency denominated interest rate swaps to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations issued in Japan.
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Equity options and futures	$10,153	$14,500	$126	$205
Currency forward contracts	5,559	3,232	(77)	93
Cross-currency equity options	—	1,000	—	3
Long currency options	581	3,075	9	67
Short currency options	175	2,221	(3)	(5)

Total	$16,468	$24,028	$55	$363

GMAB, GMWB and GMIB reinsurance contracts
The Company reinsured the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by HLIKK. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the period-end yen to U.S. dollar foreign spot exchange rate. For further information on this transaction, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.
Coinsurance and modified coinsurance reinsurance contracts
During 2009, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from HLIKK and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Hedge Designation/ Derivative Type	2011	2010	2011	2010	2011	2010	2011	2010
Cash flow hedges
Interest rate swaps	$7,664	$7,652	$90	$144	$145	$182	$(55)	$(38)
Foreign currency swaps	240	255	(1)	—	14	18	(15)	(18)

Total cash flow hedges	7,904	7,907	89	144	159	200	(70)	(56)

Fair value hedges
Interest rate swaps	1,211	1,079	(36)	(47)	7	4	(43)	(51)
Foreign currency swaps	677	677	(6)	(12)	72	71	(78)	(83)

Total fair value hedges	1,888	1,756	(42)	(59)	79	75	(121)	(134)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	5,405	5,490	(245)	(255)	88	121	(333)	(376)
Foreign exchange contracts
Foreign currency swaps and forwards	196	196	(16)	(14)	—	—	(16)	(14)
Japan 3Win foreign currency swaps	2,285	2,285	120	177	120	177	—	—
Japanese fixed annuity hedging instruments	2,134	2,119	441	608	443	608	(2)	—
Japanese variable annuity hedging instruments	2,713	1,720	3	73	35	74	(32)	(1)
Credit contracts
Credit derivatives that purchase credit protection	1,642	1,730	(9)	(5)	14	18	(23)	(23)
Credit derivatives that assume credit risk [1]	2,045	2,035	(368)	(376)	3	7	(371)	(383)
Credit derivatives in offsetting positions	5,269	5,175	(55)	(57)	58	60	(113)	(117)
Equity contracts
Equity index swaps and options	189	188	(10)	(10)	5	5	(15)	(15)
Variable annuity hedge program
GMWB product derivatives [2]	40,817	42,278	(1,310)	(1,625)	—	—	(1,310)	(1,625)
GMWB reinsurance contracts	8,364	8,767	224	280	224	280	—	—
GMWB hedging instruments	18,326	17,856	346	467	514	647	(168)	(180)
Macro hedge program	16,468	24,028	55	363	180	372	(125)	(9)
Other
GMAB, GMWB, and GMIB reinsurance contracts	20,749	21,423	(2,263)	(2,633)	—	—	(2,263)	(2,633)
Coinsurance and modified coinsurance reinsurance contracts	50,617	51,934	1,262	1,722	1,978	2,342	(716)	(620)

Total non-qualifying strategies	177,219	187,224	(1,825)	(1,285)	3,662	4,711	(5,487)	(5,996)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$187,011	$196,887	$(1,778)	$(1,200)	$3,900	$4,986	$(5,678)	$(6,186)

Balance Sheet Location
Fixed maturities, available-for-sale	$441	$441	$(27)	$(26)	$—	$—	$(27)	$(26)
Other investments	18,940	51,633	438	1,453	707	2,021	(269)	(568)
Other liabilities	46,989	20,318	(87)	(357)	991	343	(1,078)	(700)
Consumer notes	39	39	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	57,075	58,834	1,486	2,002	2,202	2,622	(716)	(620)
Other policyholder funds and benefits payable	63,527	65,622	(3,583)	(4,267)	—	—	(3,583)	(4,267)

Total derivatives	$187,011	$196,887	$(1,778)	$(1,200)	$3,900	$4,986	$(5,678)	$(6,186)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2010, was primarily due to the following:
•
The notional amount related to the macro hedge program declined $7.6 billion primarily due to the expiration of certain currency and equity index options. This notional was not replaced given the Company had appropriate levels of market risk coverage for both equity and foreign exchange rate risk.

•	The GMWB product derivative notional declined $1.5 billion primarily as a result of policyholder lapses and withdrawals.
•	The notional amount related to the coinsurance and modified coinsurance reinsurance contracts declined $1.3 billion primarily due to U.S. dollar strengthening in comparison to the Japanese yen.
Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2010, was primarily related to the following:
•	The decrease in fair value related to the macro hedge program was primarily due to weakening of the Japanese yen, higher equity market valuation and lower implied market volatility.
•
The decrease in fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to the U.S. dollar strengthening in comparison to the Japanese yen, partially offset by an increase in long-term U.S. interest rates.

•
The increase in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of lower implied market volatility and a general increase in long-term interest rates.

•
Under an internal reinsurance agreement with an affiliate, the increase in fair value associated with the GMAB, GMWB, and GMIB reinsurance contracts along with a portion of the GMWB related derivatives are ceded to the affiliated reinsurer and result in an offsetting decrease in fair value of the coinsurance and modified coinsurance reinsurance contracts.

Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current period earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

			Net Realized Capital Gains
	Gain (Loss) Recognized in		(Losses) Recognized in
	OCI on Derivative		Income on Derivative
	(Effective Portion)		(Ineffective Portion)
	2011	2010	2011	2010
Interest rate swaps	$(59)	$77	$—	$—
Foreign currency swaps	1	4	—	—

Total	$(58)	$81	$—	$—

Derivatives in Cash Flow Hedging Relationships For The Three Months Ended March 31,

	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2011	2010
Interest rate swaps	Net realized capital gain/(loss)	$1	$—
Interest rate swaps	Net investment income	19	7
Foreign currency swaps	Net realized capital gain/(loss)	8	(5)

Total		$28	$2

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
As of March 31, 2011, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $70. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is two years.
During the three months ended March 31, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three months ended March 31, 2010, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Derivative		Hedge Item
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest rate swaps
Net realized capital gain/(loss)	$11	$(12)	$(11)	$10
Benefits, losses and loss adjustment expenses	—	5	—	(5)
Foreign currency swaps
Net realized capital gain/(loss)	14	(29)	(14)	29
Benefits, losses and loss adjustment expenses	(8)	(1)	8	1

Total	$17	$(37)	$(17)	$35

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
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended
	March 31,
	2011	2010
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and forwards	$4	$—
Foreign exchange contracts
Foreign currency swaps and forwards	(3)	3
Japan 3Win related foreign currency swaps [1]	(58)	(56)
Japanese fixed annuity hedging instruments [2]	(62)	(19)
Japanese variable annuity hedging instruments	(62)	13
Credit contracts
Credit derivatives that purchase credit protection	(12)	(1)
Credit derivatives that assume credit risk	15	32
Equity contracts
Equity index swaps, options, and futures	—	1
Variable annuity hedge program
GMWB product derivatives	355	346
GMWB reinsurance contracts	(65)	(61)
GMWB hedging instruments	(227)	(163)
Macro hedge program	(314)	(164)
Other
GMAB, GMWB, and GMIB reinsurance contracts	341	115
Coinsurance and modified coinsurance reinsurance contracts	(514)	(379)

Total	$(602)	$(333)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $42 and $7 for the three months ended March 31, 2011 and 2010, respectively.

[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $53 and $7 for the three months ended March 31, 2011 and 2010, respectively.
For the three months ended March 31, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•
The net gain associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an increase in Japan equity markets, an increase in Japan interest rates, and a decrease in Japan currency volatility.

•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on this transaction.

•	The net loss associated with the macro hedge program is primarily due to weakening of the Japanese yen, higher equity market valuation and lower implied market volatility.
•
The net loss related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to the U.S. dollar strengthening in comparison to the Japanese yen, partially offset by an increase in long-term U.S. interest rates.

•	The net loss associated with the Japan variable annuity hedging instruments is primarily due to the weakening of the Japanese yen in comparison to the euro and the U.S. dollar.
•
The gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of lower implied market volatility and a general increase in long-term interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
For the three months ended March 31, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on the GMAB, GMWB, and GMIB reinsurance contracts as well as a portion of the GMWB product derivatives. For a discussion related to the reinsurance agreement refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on this transaction.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2011 and December 31, 2010.

As of March 31, 2011
				Underlying Referenced
				Credit Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,038	$3	3 years	Corporate Credit/ Foreign Gov.	A+	$945	$(44)
Below investment grade risk exposure	151	(4)	3 years	Corporate Credit	BB-	135	(11)
Basket credit default swaps [4]
Investment grade risk exposure	2,311	(4)	4 years	Corporate Credit	BBB+	1,202	(11)
Investment grade risk exposure	353	(28)	6 years	CMBS Credit	A-	353	28
Below investment grade risk exposure	477	(325)	4 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	325	286	6 years	Corporate Credit	BB	—	—

Total	$4,680	$(48)				$2,635	$(38)

As of December 31, 2010
				Underlying Referenced
				Credit Obligation(s) [1]
			Weighted
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,038	$(6)	3 years	Corporate Credit/ Foreign Gov.	A+	$945	$(36)
Below investment grade risk exposure	151	(6)	3 years	Corporate Credit	BB-	135	(11)
Basket credit default swaps [4]
Investment grade risk exposure	2,064	(7)	4 years	Corporate Credit	BBB+	1,155	(7)
Investment grade risk exposure	352	(32)	6 years	CMBS Credit	A-	352	32
Below investment grade risk exposure	667	(334)	4 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	25	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	325	286	6 years	Corporate Credit	BB	—	—

Total	$4,622	$(74)				$2,587	$(22)

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

[4]
Includes $2.7 billion and $2.6 billion as of March 31, 2011 and December 31, 2010, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $478 and $467 as of March 31, 2011 and December 31, 2010, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	2011	2010
Balance, January 1	$4,949	$5,779
Deferred costs	123	135
Amortization — DAC	(122)	(91)
Amortization — Unlock, pre-tax	17	25
Amortization — DAC from Discontinued operations	—	(4)
Adjustments to unrealized gains and losses on securities available-for-sale and other	29	(407)
Effect of currency translation	1	(2)

Balance, March 31	$4,997	$5,435

The most significant contributor to the Unlock benefit recorded during the first quarter of 2011 and 2010 was actual separate account returns being above our aggregated estimated return.
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

		UL Secondary
	GMDB	Guarantees
Liability balance as of January 1, 2011	$1,115	$113
Incurred	69	13
Paid	(68)	—
Unlock	(57)	—

Liability — gross, as of March 31, 2011	1,059	126

Reinsurance Recoverable— as of January 1, 2011	$686	$30
Incurred	34	2
Paid	(35)	—
Unlock	(29)	—

Reinsurance Recoverable — as of March 31, 2011	656	32

		UL Secondary
	GMDB	Guarantees
Liability balance as of January 1, 2010	$1,304	$76
Incurred	65	9
Paid	(60)	—
Unlock	(91)	—

Liability — gross, as of March 31, 2010	$1,218	$85

Reinsurance Recoverable— as of January 1, 2010	$802	$22
Incurred	28	2
Paid	(49)	—
Unlock	(30)	—

Reinsurance Recoverable — as of March 31, 2010	$751	$24

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of March 31, 2011:
Breakdown of Variable Annuity Account Value by GMDB/GMIB Type

			Retained Net
	Account	Net amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”) [8]	(“NAR”) [9]	(“RNAR”) [9]	Annuitant
MAV only	$25,373	$4,726	$346	68
With 5% rollup [2]	1,733	412	29	68
With Earnings Protection Benefit Rider (“EPB”) [3] Benefit Rider (“EPB”) [3]	6,507	778	20	64
With 5% rollup & EPB	718	144	6	67

Total MAV	34,331	6,060	401
Asset Protection Benefit (APB) [4]	27,657	1,858	360	65
Lifetime Income Benefit (LIB) — Death Benefit [5]	1,313	54	16	63
Reset [6] (5-7 years)	3,727	184	95	68
Return of Premium [7] /Other	23,940	460	127	65

Subtotal U.S. GMDB [8]	90,968	$8,616	$999	66
Less: General Account Value with U.S. GMBD	6,942

Subtotal Separate Account Liabilities with GMDB	84,026
Separate Account Liabilities without U.S. GMDB	80,004

Total Separate Account Liabilities	$164,030

Japan GMDB [10], [11]	$17,587	$3,690	$—	67
Japan GMIB [10], [11]	$16,828	$3,392	$—	67

(1)	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

(10)
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $20.2 billion and $18.8 billion as of March 31, 2011 and 2010, respectively. The GRB related to the Japan GMAB and GMWB was $549.8 and $513 as of March 31, 2011 and 2010, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of March 31, 2011, 100% of RNAR is reinsured to an affiliate. See Note 10 of the Notes to Condensed Consolidated Financial statements.

(11)
Policies with a guaranteed living benefit (a GMWB in the US or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of the Company’s guaranteed living benefits that are accounted for at fair value.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	March 31, 2011	December 31, 2010
Equity securities (including mutual funds)	$75,814	$75,601
Cash and cash equivalents	8,212	8,365

Total	$84,026	$83,966

As of March 31, 2011 and December 31, 2010, approximately 15% of the equity securities above were invested in fixed income securities through these funds and approximately 85%, respectively, were invested in equity securities.
7. Sales Inducements
Changes in deferred sales inducement activity were as follows for the three months ended March 31:

	2011	2010
Balance, January 1	$197	$194
Sales inducements deferred	2	3
Unlock	1	1
Amortization charged to income	(6)	(3)

Balance, March 31	$194	$195

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
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between the Company and the mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and has moved to dismiss the Delaware action, and intends to move to dismiss the New Jersey action.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Commitments and Contingencies (continued)
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2011, is $266. Of this $266, the legal entities have posted collateral of $254 in the normal course of business. Based on derivative market values as of March 31, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $6 to be posted as collateral. Based on derivative market values as of March 31, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would not require additional collateral to be posted beyond the $6 noted above. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
9. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense $7 and $8 for the three months ended March 31, 2011 and 2010, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $2 and $3 for the three months ended March 31, 2011 and 2010, respectively. The Company did not capitalize any cost of stock-based compensation.
10. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased non-contingent and contingent life group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of March 31, 2011 and December 31, 2010 the Company had $53 of reserves for claim annuities purchased by affiliated entities. The Company recorded earned premiums $3 for the three months ended March 31, 2011 and $23 for the three months ended March 31, 2010 for these intercompany claim annuities. In the fourth quarter of 2008, The Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, Hartford Life sold fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product was written by the HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of March 31, 2011 and December 31, 2010, $2.6 billion and $2.7 billion, respectively, of the account value had been assumed by the Company.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Transactions with Affiliates (continued)
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders and the GMDB riders on covered contracts that have an associated GMIB rider issued by HLIKK on its variable annuity business. The reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005. This agreement contains a tiered reinsurance premium structure. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at March 31, 2011 and December 31, 2010 is $2.2 billion and $2.6 billion, respectively.
In addition to this agreement, HLAI has two additional reinsurance agreements with HLIKK, one to assume 100% of the GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The second agreement is for HLAI to assume 100% of the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The GMAB, GMIB and GMWB reinsurance is accounted for as freestanding derivatives at fair value. The fair value of the GMWB and GMAB was a liability of $15 and $1 at March 31, 2011 and $21 and $1 at December 31, 2010, respectively. The Reinsurance Agreement for GMDB business is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance and net amount at risk for the assumed GMDB reinsurance was $46 and $3.7 billion at March 31, 2011 and $54 and $4.1 billion at December 31, 2010, respectively.
Effective November 1, 2010, HLAI entered into a reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly owned UK subsidiary of HLAI. Through this agreement, HLL agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force GMWB and GMDB riders issued by HLL on its variable annuity business. While the form of the agreement between HLAI and HLL for GMWB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMWB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMWB liability at March 31, 2011 is $24 and $21 at December 31, 2010.
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
For the three months ending March 31, 2011 the impact of this transaction was a decrease to earnings of $59 after-tax. Included in this amount are net realized capital losses of $561, which represents the change in valuation of the derivative associated with this transaction. In addition, the balance sheet of the Company reflects a modco reinsurance (payable)/recoverable, a deposit liability as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $(256), $325, $1.3 billion and $(864), $78, and $1.7 billion at March 31, 2011 and December 31, 2010, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Transactions with Affiliates (continued)
The following table illustrates the transaction’s impact on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010, respectively.

	2011	2010
Earned premiums	$16	$(12)
Net realized losses	(561)	(380)

Total revenues	(545)	(392)
Benefits, losses and loss adjustment expenses	13	(9)
Insurance operating costs and other expenses	(467)	(199)

Total expenses	(454)	(208)
Loss before income taxes	(91)	(184)
Income tax benefit	(32)	(64)

Net loss	$(59)	$(120)

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
11. Discontinued Operations
The following table presents the combined amounts related to the operations of Hartford Investments Canada Corporation and Hartford Advantage Investment, Ltd., which have been reflected as discontinued operations in the Condensed Consolidated Statements of Operations.

Three Months Ended
March 31,
2010
Revenues
Fee income and other	$9

Total revenues	9

Benefits, losses and expenses
Amortization of deferred policy acquisition costs and present value of future profits	4
Insurance operating costs and other expenses	6

Total benefits, losses and expenses	10
Loss before income taxes	(1)
Income tax benefit	—

Loss from discontinued operations, net of tax	$(1)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of March 31, 2011, and its results of operations for the three months ended March 31, 2011 compared to the equivalent 2010 periods. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2010 Form 10-K Annual Report.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
Operating Summary	2011	2010	Change
Fee income and other	$977	$951	3%
Earned premiums	66	55	20%
Net investment income
Securities available-for-sale and other	660	637	4%
Equity securities, trading [1]	24	118	(80%)

Total net investment income	684	755	(9%)
Net realized capital losses	(546)	(514)	(6%)

Total revenues	1,181	1,247	(5%)
Benefits, losses and loss adjustment expenses	727	727	—
Benefits, losses and loss adjustment expenses — returns credited on international unit — linked bonds and pension products [1]	24	118	(80%)
Amortization of deferred policy acquisition costs and present value of future profits	105	64	64%
Insurance operating costs and other expenses	19	327	(94%)
Dividends to policyholders	2	2	—

Total benefits, losses and expenses	877	1,238	(29%)
Income from continuing operations before income taxes	304	9	NM
Income tax expense	65	16	NM

Income (loss) from continuing operations, net of tax	239	(7)	NM

Income (loss) from discontinued operations, net of tax	—	(1)	100%

Net income (loss)	239	(8)	NM
Net income attributable to the noncontrolling interest	1	2	(50%)

Net income (loss) attributable to Hartford Life Insurance Company	$238	$(10)	NM

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
The Company’s improvement from a net loss to net income was primarily due to the impact to earnings from the affiliate modco reinsurance agreement, and improvements in net realized capital losses.
The affiliate modco reinsurance agreement improved $61 to a net loss of $(59) in 2011. The most significant impacts of the modco agreement were in net realized capital losses and insurance operating costs and other expenses. For further discussion on the affiliate modco reinsurance agreement see Note 10 of the Notes to Condensed Consolidated Financial Statements.
Net realized losses declined by $149 to a net realized gain of $15, excluding the impacts of the modco reinsurance agreement. These improvements were primarily due to lower OTTI losses and valuation allowance on mortgage loans.

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
Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2010 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for March 31, 2011 results.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: the Company’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information on DAC. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on SIA. EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on death and other insurance benefit feature reserves.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlocks for the three months ended March 31, 2011 and 2010 are as follows:

	Global Annuity		Life Insurance		Retirement Plans		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$11	$14	$(1)	$2	$4	$1	$—	$—	$14	$17
SIA	—	1	—	—	—	—	—	—	—	1
URR	—	—	—	1	—	—	—	—	—	1
Death and Other Insurance Benefit Reserves	16	19	—	—	—	—	2	1	18	20

Total	$27	$34	$(1)	$3	$4	$1	$2	$1	$32	$39

The most significant contributor to the Unlock benefit recorded during the first quarter of 2011 and 2010 was actual separate account being above our aggregated estimated return.

An Unlock revises EGPs, on a quarterly basis, to reflect market the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of March 31, 2011, the margin between the DAC balance and the present value of future EGPs was 10% for U.S. individual variable annuities, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Goodwill Impairment
The Company completed its annual goodwill assessment for the individual reporting units as of January 1, 2011, which resulted in no write-downs of goodwill in 2011. The reporting units passed the first step of their annual impairment tests with significant margins.
Investment Results
Composition of Invested Assets

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$45,045	79.8%	$44,834	78.7%
Fixed maturities, at fair value using the fair value option	1,219	2.2%	639	1.1%
Equity securities, AFS, at fair value	351	0.6%	340	0.6%
Mortgage loans	3,422	6.1%	3,244	5.7%
Policy loans, at outstanding balance	2,128	3.8%	2,128	3.7%
Limited partnerships and other alternative investments	860	1.5%	838	1.5%
Other investments [1]	445	0.8%	1,461	2.6%
Short-term investments	2,946	5.2%	3,489	6.1%

Total investments excluding equity securities, trading	56,416	100.0%	56,973	100.0%
Equity securities, trading, at fair value [2]	2,283		2,279

Total investments	$58,699		$59,252

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the Global Annuity-International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments declined since December 31, 2010 primarily due to decreases in other and short-term investments, partially offset by increases in fixed maturities at fair value using the fair value option (“FVO”), fixed maturities, AFS, and mortgage loans. The decline in other investments primarily relates to decreases in value related to derivatives. The decline in short-term investments was attributed to a decrease in derivative collateral received, as well as increased allocations to fixed maturities, FVO, and fixed maturities, AFS. The increase in fixed maturities, FVO, relates to purchases of foreign government securities to support yen-based fixed annuity liabilities. The increase in fixed maturities, AFS, was largely the result of improved security valuations as a result of credit spread tightening, partially offset by rising interest rates. The increase in mortgage loans related to the funding of commercial whole loans.

Net Investment Income (Loss)

	Three Months Ended
	March 31,
	2011		2010
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$486	4.4%	$491	4.5%
Equity securities, AFS	3	3.8%	4	3.8%
Mortgage loans	47	5.6%	51	5.0%
Policy loans	32	6.0%	33	6.2%
Limited partnerships and other alternative investments	52	25.2%	7	3.8%
Other [3]	58		66
Investment expense	(18)		(15)

Total securities AFS and other	660	4.7%	637	4.5%
Equity securities, trading	24		118

Total net investment income	$684		$755

Total securities, AFS and other excluding limited partnerships and other alternative investments	$608	4.4%	$630	4.5%

[1]
Yields calculated using annualized investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is Other, which primarily relates to derivatives (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Total net investment income declined largely due to equity securities, trading, resulting from declines in market performance of the underlying investment funds supporting the European variable annuity product. Total net investment income, excluding equity securities, trading, increased due to improved performance of limited partnerships and other alternative investments. The improvement was primarily within private equity and real estate funds due to improved valuations as a result of a strengthening economy. This increase was partially offset by a lower yield on fixed maturities resulting from sales of riskier exposures being reinvested at lower rates. Based on the current interest rate and credit environment, the Company expects the new investment purchase yield to meet or exceed the yield of those securities maturing in 2011. Therefore, the Company expects the 2011 portfolio yield, excluding limited partnership investments, to begin to modestly improve.

Net Realized Capital Gains (Losses)

	Three Months Ended
	March 31,
(Before-tax)	2011	2010
Gross gains on sales	$29	$71
Gross losses on sales	(74)	(61)
Net OTTI losses recognized in earnings	(39)	(137)
Valuation allowances on mortgage loans	(2)	(72)
Japanese fixed annuity contract hedges, net [1]	(17)	(16)
Periodic net coupon settlements on credit derivatives/Japan	(4)	(4)
Results of variable annuity hedge program
GMWB derivatives, net	63	122
Macro hedge program	(314)	(164)

Total results of variable annuity hedge program	(251)	(42)
GMAB/GMWB/GMIB reinsurance	341	115
Coinsurance and modified coinsurance reinsurance contracts	(514)	(379)
Other, net	(15)	11

Net realized capital losses, before-tax	$(546)	$(514)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the European fixed annuity product liability adjustment for changes in the dollar/euro exchange spot rate, as well as Europe FVO securities.

Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales	•	Net losses on sales for the three months ended March 31, 2011 were predominately from sales of U.S. Treasuries as the Company continues to reinvest in spread product.
	•	Gross gains and losses on sales for the three months ended March 31, 2010 were predominantly from corporates and real estate related investments due to efforts to reduce portfolio risk. In addition, gross losses included U.S. Treasuries in order to manage duration.

Net OTTI losses	•	For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Valuation allowances on mortgage loans	•	For further information, see Valuation Allowances on Mortgage Loans within the Investment Credit Risk section of the MD&A.

Variable annuity hedge program	•	The net gain on GMWB related derivatives for the three months ended March 31, 2011 was primarily due to lower implied market volatility of $39, and a general increase in long-term rates of $24. The net loss on the macro hedge program was primarily the result of weakening of the Japanese yen, higher equity market valuation and lower implied market volatility.
	•	The gain on GMWB derivatives, net, for the three months ended March 31, 2010 was primarily due to gains on lower implied market volatility of $114 and the relative outperformance of the underlying actively managed funds as compared to their respective indices of $27, partially offset by losses of $(36) due to trading costs given actual volatility in equity markets. The net loss on the macro hedge program was primarily the result of higher equity market valuation, lower implied market volatility, and time decay.

Other, net	•	Other, net loss for the three months ended March 31, 2011 was primarily due to losses of $(62) related to Japan variable annuity hedges due to the weakening of the Japanese yen, partially offset by gains of $50 on credit derivatives due to credit spread tightening.
	•	Other, net gain for the three months ended March 31, 2010 primarily resulted from gains of $39 on credit derivatives that assume credit risk due to credit spread tightening and gains of $13 on variable annuity hedges due to the strengthening of the Japanese yen. These gains were partially offset by losses of $(49) on Japan 3Win related foreign currency swaps primarily driven by a decrease in U.S. interest rates.

INVESTMENT CREDIT RISK MANAGEMENT
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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K Annual Report.
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
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A/A- or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2011, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $40. Based on the contractual terms of certain collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments Section of Note 8 of the Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2011, the Company has incurred no losses on derivative instruments due to counterparty default.
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

The Company uses credit derivatives to purchase credit protection and assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings.
Investments
The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	March 31, 2011			December 31, 2010
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$5,400	$5,351	11.9%	$6,074	$6,040	13.5%
AAA	4,938	4,985	11.1%	5,175	5,216	11.6%
AA	6,348	6,205	13.8%	6,560	6,347	14.2%
A	12,673	12,876	28.6%	12,396	12,552	28.1%
BBB	12,663	12,916	28.6%	11,878	12,059	26.8%
BB & below	3,271	2,712	6.0%	3,240	2,620	5.8%

Total fixed maturities	$45,293	$45,045	100.0%	$45,323	$44,834	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to net purchases of investment grade corporate securities concentrated in the industrial and energy sectors, partially offset by sales of U.S. Treasuries as the Company continues to reinvest in spread product. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	March 31, 2011					December 31, 2010
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$1,828	$13	$(185)	$1,656	3.7%	$1,761	$14	$(199)	$1,576	3.5%
Small business	355	—	(102)	253	0.6%	369	—	(125)	244	0.5%
Other	330	25	(28)	327	0.7%	265	15	(32)	248	0.6%
CDOs
Collateralized loan obligations (“CLOs”)	1,692	—	(124)	1,568	3.5%	1,713	—	(151)	1,562	3.5%
CREs	544	—	(158)	386	0.9%	562	—	(228)	334	0.7%
Other	3	—	—	3	—	3	—	—	3	—
CMBS
Agency backed [1]	291	4	(3)	292	0.6%	295	5	(2)	298	0.7%
Bonds	4,276	96	(226)	4,146	9.2%	4,519	91	(383)	4,227	9.4%
Interest only (“IOs”)	437	41	(20)	458	1.0%	469	50	(16)	503	1.1%
Corporate
Basic industry [2]	2,112	121	(26)	2,206	4.9%	2,006	127	(20)	2,113	4.7%
Capital goods	2,094	148	(18)	2,224	4.9%	2,095	154	(15)	2,234	5.0%
Consumer cyclical	1,264	70	(8)	1,326	2.9%	1,259	79	(8)	1,330	3.0%
Consumer non-cyclical	4,343	280	(30)	4,593	10.2%	4,262	316	(25)	4,553	10.2%
Energy	2,560	163	(15)	2,708	6.0%	2,421	167	(14)	2,574	5.7%
Financial services	5,243	186	(273)	5,156	11.4%	4,999	189	(345)	4,843	10.8%
Tech./comm.	2,927	172	(47)	3,052	6.8%	2,844	188	(45)	2,987	6.7%
Transportation	820	42	(9)	853	1.9%	845	56	(9)	892	2.0%
Utilities	4,961	227	(53)	5,135	11.4%	4,661	259	(40)	4,880	10.9%
Other [2]	533	8	(15)	500	1.1%	542	10	(17)	509	1.1%
Foreign govt./govt. agencies	928	50	(7)	971	2.2%	963	48	(9)	1,002	2.2%
Municipal	1,188	7	(121)	1,074	2.4%	1,149	7	(124)	1,032	2.3%
Residential mortgage-backed securities (“RMBS”)
Agency	2,452	69	(13)	2,508	5.6%	2,908	78	(16)	2,970	6.6%
Non-agency	58	—	(2)	56	0.1%	64	—	(2)	62	0.1%
Alt-A	115	1	(16)	100	0.2%	144	—	(18)	126	0.3%
Sub-prime	1,282	—	(339)	943	2.1%	1,334	1	(375)	960	2.1%
U.S. Treasuries	2,657	6	(112)	2,551	5.7%	2,871	11	(110)	2,772	6.3%

Fixed maturities, AFS	45,293	1,729	(1,950)	45,045	100.0%	45,323	1,865	(2,328)	44,834	100.0%
Equity securities
Financial services	131	—	(30)	101		151	—	(40)	111
Other	170	89	(9)	250		169	61	(1)	229

Equity securities, AFS	301	89	(39)	351		320	61	(41)	340

Total AFS securities	$45,594	$1,818	$(1,989)	$45,396		$45,643	$1,926	$(2,369)	$45,174

Fixed maturities, FVO				$1,219					$639

[1]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The Company continues to reallocate a greater portion of its AFS investment portfolio into spread product, in particular investment grade corporate securities concentrated in the industrial and energy sectors, while reducing its exposure to U.S. Treasuries and other agency-backed securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to credit spread tightening, partially offset by rising interest rates. Fixed maturities, FVO, represents securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of these securities is primarily high quality corporate bonds and CRE CDOs. For further discussion on fair value option securities, see Note 3 of the Notes to Condensed Consolidated Financial Statements. The following sections highlight the Company’s significant investment sectors.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	March 31, 2011			December 31, 2010
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$170	$174	$4	$157	$162	$5
AA	1,510	1,519	9	1,472	1,480	8
A	2,566	2,492	(74)	2,496	2,381	(115)
BBB	998	948	(50)	885	809	(76)
BB & below	130	124	(6)	140	122	(18)

Total	$5,374	$5,257	$(117)	$5,150	$4,954	$(196)

During the first quarter, financial companies continued to stabilize with improved earnings performance, positive credit trends and stable capital and liquidity positions. Confidence in the financial sector continued to improve and higher security valuations were seen in the market. Financial institutions remain vulnerable to ongoing stress in the real estate markets including high unemployment and global economic uncertainty, which could result in a decline in the Company’s net unrealized position.
Commercial Real Estate
During the first, the commercial real estate market continued to show signs of improving fundamentals, such as increases in market pricing, tightening credit spreads and more readily available financing. Although there are signs of improvement, delinquencies still remain at historically high levels but are expected to move lower in late 2011.
The following table presents the Company’s exposure to commercial mortgage backed-securities (“CMBS”) bonds by current credit quality and vintage year, included in the Securities by Type table above. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]

March 31, 2011
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$449	$458	$65	$65	$33	$33	$10	$9	$22	$20	$579	$585
2004	276	290	25	25	39	37	27	23	6	5	373	380
2005	332	344	48	46	116	111	134	120	60	54	690	675
2006	633	659	521	508	118	108	336	310	331	286	1,939	1,871
2007	175	185	127	110	45	37	137	122	181	149	665	603
2008	30	32	—	—	—	—	—	—	—	—	30	32

Total	$1,895	$1,968	$786	$754	$351	$326	$644	$584	$600	$514	$4,276	$4,146

Credit protection		29.8%		23.5%		13.6%		14.0%		8.0%		21.9%

December 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$545	$558	$65	$64	$33	$32	$14	$13	$18	$16	$675	$683
2004	287	302	25	24	39	35	27	22	6	5	384	388
2005	335	347	48	43	138	115	112	94	74	59	707	658
2006	703	728	509	481	183	159	322	266	335	262	2,052	1,896
2007	187	196	116	93	45	35	137	104	186	143	671	571
2008	30	31	—	—	—	—	—	—	—	—	30	31

Total	$2,087	$2,162	$763	$705	$438	$376	$612	$499	$619	$485	$4,519	$4,227

Credit protection		29.7%		22.9%		12.3%		14.1%		7.6%		21.8%

[1]	The vintage year represents the year the pool of loans was originated.

The Company has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $544 and $386, respectively, as of March 31, 2011 and $562 and $334, respectively, as of December 31, 2010. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impacts market illiquidity and higher risk premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of March 31, 2011, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings.
Commercial Mortgage Loans

	March 31, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$182	$(8)	$174	$182	$(5)	$177
Whole loans	2,697	(16)	2,681	2,479	(16)	2,463
A-Note participations	287	—	287	288	—	288
B-Note participations	194	(5)	189	195	(5)	190
Mezzanine loans	126	(35)	91	162	(36)	126

Total	$3,486	$(64)	$3,422	$3,306	$(62)	$3,244

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Since December 31, 2010, the Company funded $227 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 65% and a weighted average yield of 4.4%. The Company continues to originate commercial whole loans, focusing on loans with strong LTV ratios and high quality property collateral. As of March 31, 2011, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $111 and $7, respectively.
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

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Hedge funds	$30	3.5%	$33	4.0%
Mortgage and real estate funds	183	21.3%	161	19.2%
Mezzanine debt funds	62	7.2%	68	8.1%
Private equity and other funds	585	68.0%	576	68.7%

Total	$860	100.0%	$838	100.0%

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $2.0 billion as of March 31, 2011, which is an improvement of $380 or 16% from December 31, 2010 as credit spreads tightened, most notably in CMBS and corporate securities in the financial services sector. As of March 31, 2011, $1.0 billion of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. These securities were primarily comprised of corporate securities which have experienced price declines largely resulting from rising interest rates.

The remaining $1.0 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $226 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase dates. Although many of these securities improved in price during the quarter, the unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of March 31, 2011 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk Section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	March 31, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss [1]
Three months or less	746	$3,470	$3,402	$(68)	200	$6,892	$6,631	$(257)
Greater than three to six months	1,050	4,818	4,568	(245)	219	353	335	(17)
Greater than six to nine months	79	289	270	(19)	60	293	269	(24)
Greater than nine to twelve months	55	232	215	(17)	82	127	115	(12)
Greater than twelve months	1,145	9,947	8,285	(1,640)	1,024	10,769	8,689	(2,059)

Total	3,075	$18,756	$16,740	$(1,989)	1,585	$18,434	$16,039	$(2,369)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	March 31, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	33	$54	$39	$(15)	47	$433	$322	$(111)
Greater than three to six months	29	272	196	(76)	15	126	97	(29)
Greater than six to nine months	8	59	45	(14)	24	155	107	(48)
Greater than nine to twelve months	11	74	47	(27)	9	20	16	(4)
Greater than twelve months	265	2,604	1,707	(897)	342	3,547	2,244	(1,303)

Total	346	$3,063	$2,034	$(1,029)	437	$4,281	$2,786	$(1,495)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	March 31, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	14	$20	$9	$(11)	15	$25	$11	$(14)
Greater than three to six months	10	17	7	(10)	4	2	1	(1)
Greater than six to nine months	—	—	—	—	11	64	28	(36)
Greater than nine to twelve months	9	56	42	(14)	—	—	—	—
Greater than twelve months	58	370	144	(226)	88	635	233	(402)

Total	91	$463	$202	$(261)	118	$726	$273	$(453)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended
	March 31,
	2011	2010
ABS	$7	$—
CRE CDOs	10	62
CMBS Bonds	—	60
Corporate	12	—
Equity	7	1
RMBS
Alt-A	—	2
Sub-prime	3	12

Total	$39	$137

Three months ended March 31, 2011
For the three months ended March 31, 2011, impairments recognized in earnings were comprised of credit impairments of $32 and impairments on equity securities of $7.
Credit impairments were primarily concentrated in structured securities associated with commercial real estate, as well as direct private equity investments. The structured securities were impaired primarily due to continued property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three ended March 31, 2011 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.
The security-specific collateral review is performed to estimate potential future losses. This review incorporates assumptions about expected future collateral cash flows, including projected rental rates and occupancy levels that varied based on property type and sub-market. The results of the security-specific collateral review allowed the Company to estimate the expected timing of a security’s first loss, if any, and the probability and severity of potential ultimate losses. The Company then discounted these anticipated future cash flows at the security’s book yield prior to impairment.
Included in corporate and equity security types were direct private equity investments that were impaired primarily due to the likelihood of a disruption in contractual principal and interest payments due to the restructuring of the debtor’s obligation. Impairments on equity securities were related to preferred stock associated with these direct private equity investments.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $50 for the three ended March 31, 2011, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, and security-specific performance below current expectations. Recent improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic security-specific risk.
Three months ended March 31, 2010
Impairments recognized in earnings were comprised of credit impairments of $136 primarily concentrated in CMBS bonds and CRE CDOs due to continued property-specific deterioration of the underlying collateral and increased delinquencies. Also included were impairments on equity securities of $1.

Valuation Allowances on Mortgage Loans
The following table presents additions to valuation allowances on mortgage loans.

	Three Months Ended
	March 31,
	2011	2010
Credit-related concerns	$—	$8
Held for sale
Agricultural loans	2	3
B-note participations	—	10
Mezzanine loans	—	51
Residential	—	—

Total	$2	$72

For the three months ended March 31, 2011, additions of $2 primarily related to anticipated sales of agricultural loans. Recent improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific risk.

CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments. The Company invests in various types of investments including derivative instruments, in order to meet its portfolio objectives. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
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
Market Risk
The Company is exposed to market risk associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. For further discussion of market risk, see the Capital Markets Risk Management section of the MD&A in the Company’s 2010 Form 10-K Annual Report.
Interest Rate Risk
The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which may include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios, which may include derivative instruments. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in the Company’s 2010 Form 10-K Annual Report.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K Annual Report. In addition, management evaluates performance of certain products based on net investment spread which is, in part, influenced by changes in interest rates.
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
Credit Risk
The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by the Enterprise Risk Management group and senior management. For further discussion of credit risk, see the Credit Risk section of the MD&A in the Company’s 2010 Form 10-K Annual Report.
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
Variable Product Equity Risk
The Company’s equity product risk is managed at the Life Operations level of the Hartford Financial Services Group (“HFSG”). The disclosures in the following equity product risk section are reflective of the risk management program, including reinsurance with third parties and the dynamic and macro derivative hedging programs which are structured at a parent company level. The following disclosures are also reflective of the Company’s reinsurance of the majority of variable annuities with living and death benefit riders to an affiliated captive reinsurer, effective October 1, 2009. See Note 10, of the Notes to the Condensed Consolidated Financial Statements for further information on the reinsurance transaction.
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

GMWB and Intercompany Reinsurance of GMWB, GMAB, and GMIB
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB rider. In the second quarter of 2009, the Company suspended all product sales in the U.K. Declines in the equity markets will increase the Company’s liability for these benefits. The Company reinsures a majority of the GMWB benefits with an affiliated captive reinsurer. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of March 31, 2011 and December 31, 2010, 23% and 44%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after internal and external reinsurance, as of March 31, 2011 and December 31, 2010, was $1.0 billion. However, the Company expects to incur these payments in the future only if the policyholder has an ‘in the money’ GMWB at their death or their account value is reduced to a specified minimum level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $3.2 billion. For additional information on the Company’s GMWB liability, see Note 3 of the Notes to Condensed Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMWB and GMIB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and in the fourth quarter of 2009 the Company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion.
GMDB and Intercompany Reinsurance of GMDB
The majority of the Company’s variable annuity contracts include a GMDB rider. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer and an external reinsurer. Declines in the equity market will increase the Company’s liability GMDB riders. The Company’s total gross exposure (i.e. before reinsurance) to U.S. GMDBs as of March 31, 2011 and December 31, 2010 is $8.6 billion and $10.7 billion, respectively. The Company will incur these payments in the future only if the policyholder has an ‘in-the-money’ GMDB at their time of death. As of March 31, 2011 and December 31, 2010, 58% and 56%, respectively, of all unreinsured U.S. GMDB in-force contracts were ‘in the money’. As of March 31, 2011, of the remaining net amount at risk for the GMDB benefit after the Company’s 60% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. As of December 31, 2010, of the remaining net amount at risk for GMDB benefit after the Company’s 60% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) referred to as the retained net amount at risk is $1.0 billion and $1.4 billion, as of March 31, 2011 and December 31, 2010, respectively. For additional information on the Company’s GMDB liability, see Note 6 of the Notes to Condensed Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMDB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and in the fourth quarter the company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion.

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
Risk Management
The Company carefully analyzes market risk exposures arising from: GMDB, GMIB, GMWB, GMAB; equity market, interest rate risks, implied volatility, foreign currency exchange risk and correlation between these market risk exposures. The Company evaluates these risks both individually and, in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate, implied volatility and foreign currency exchange risks embedded in its products through reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. In addition, the Company has increased GMWB rider fees on in-force policies, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees has and may continue to result in a decline in market share.
The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures displayed above by variable annuity guarantees, as of March 31, 2011:

		Customized	Dynamic	Macro
Variable Annuity Guarantee	Reinsurance [1]	Derivative	Hedging [2]	Hedging [3]
GMDB	✓			✓
GMDB (Assumed)	✓			✓
GMWB	✓	✓	✓	✓
For Life Component of GMWB	✓			✓
GMIB (Assumed)	✓			✓
GMAB (Assumed)	✓			✓

[1]
The Company cedes the GMDB and GMWB including “for life component of GMWB”, written by HLAI, and GMDB, GMIB and GMAB assumed by HLAI from HLIKK, to an affiliated captive reinsurer. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion.

[2]
Through the first quarter of 2011, the Company continued to maintain a reduced level of dynamic hedge protection on GMWB while placing a greater relative emphasis on the protection of statutory surplus through the inclusion of a macro hedging program. This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. U.S. GAAP fair value volatility will be driven by a reduced level of dynamic hedge protection and macro program positions.

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
Dynamic Hedging
The Company’s dynamic hedging program uses derivative instruments to provide protection against the risk associated with the GMWB variable annuity product guarantees including equity market declines, equity implied volatility, and declines in interest rates. (See Market Risk on Statutory Capital below.) The Company uses hedging instruments including interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to, policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions and the relative emphasis placed on various risk management objectives.
Macro Hedging
The Company’s macro hedging program uses derivative instruments such as options, futures, and forwards on equities, interest rates, and currencies to partially hedge the statutory tail scenario risk, arising from U.S., U.K. and Japan GMWB, GMDB, GMIB, and GMAB statutory liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. During the first quarter, the Company has decreased its currency protection and a small portion of its shorter term equity implied volatility coverage. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
Hedging Impact
During the quarter ended March 31, 2011, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax loss of $437 primarily driven by the transfer of the increase of $179 in GMWB liabilities to an affiliated reinsurer, weakened yen by approximately 2% against the dollar and 8% against the Euro and increases in equity levels of approximately 5%, partially offset by decreases in volatility of approximately 2%. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion.
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
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non—U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the Japanese and U.K. operations, and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its Japanese and U.K. variable annuities, and a yen denominated individual fixed annuity product. Also, foreign currency exchange rate risk is inherent when the Japan policyholders’ variable annuity sub-account investments are non-Japanese yen denominated securities while the related GMDB and GMIB guarantees are effectively yen-denominated. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows as fair value associated with certain foreign denominated fixed maturities declines. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities.
Liabilities
The Company issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps.
The yen based fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. During 2009, the Company suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the March 31, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2011, is $266. Of this $266, the legal entities have posted collateral of $254 in the normal course of business. Based on derivative market values as of March 31, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $6 to be posted as collateral. Based on derivative market values as of March 31, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would not require additional collateral to be posted beyond the $6 noted above. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The aggregate notional amount of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 as of March 31, 2011 was $13.2 billion with a corresponding fair value of $196. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.0 billion and a fair value of $90, for which the Company has a contractual right to make a collateral payment in the amount of approximately $62 to prevent its termination.

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
As of March 31, 2011, the Company’s cash and short-term investments of $3.7 billion, included $1.2 of collateral received from, and held on behalf of, derivative counterparties and $260 of collateral pledged to derivative counterparties. The Company also held $2.6 billion of treasury securities, of which $254 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $57 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of March 31, 2011:

Fixed maturities	$46,264
Short-term investments	2,946
Cash	787
Less: Derivative collateral	(1,197)

Total	$48,800

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

As of
Contractholder Obligations	March 31, 2011
Total Contractholder obligations	$220,430
Less: Separate account assets [1]	(164,030)
International statutory separate accounts [1]	(2,241)

General account contractholder obligations	$54,159

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$20,035
Fixed MVA annuities [3]	10,326
International fixed MVA annuities	2,622
Guaranteed investment contracts (“GIC”) [4]	858
Other [5]	20,318

General account contractholder obligations	$54,159

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2010 Form 10-K Annual Report.
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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $815 in dividends in 2011 without prior approval from the applicable insurance commissioner. For the three months ended March 31, 2011, the Company received no dividends from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $676 in 2011. However, because the Company’s earned surplus was negative as of December 31, 2010, the Company is not permitted to pay any dividends to its parent in 2011 without prior approval from the Connecticut Insurance Commissioner. In 2011, the Company did not pay dividends to its parent company.
Cash Flows

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$870	$383
Net cash provided by (used for) investing activities	$(336)	$111
Net cash used for financing activities	$(277)	$(449)
Cash — end of period	$787	$815
Net cash provided by operating activities increased due to the effect of the modco reinsurance agreement which resulted in lower insurance operating costs and other expenses, partially offset by settlements in the agreement. In addition, income taxes received increased as compared to prior year.
Net cash used for investing activities in 2011 primarily relates to net purchases of fixed maturities, fair value option, of $531, net payments on derivatives of $388 and net purchases of mortgage loans of $180, partially offset by net proceeds from available-for-sale securities of $762. Net cash provided by investing activities in 2010 primarily relates to net proceeds from sales of mortgage loans of $494, partially offset by net purchases of available-for-sale securities of $138 and net payments on derivatives of $253.
Net cash used for financing activities in 2011 relates to net outflows on investment and universal life-type contracts of $277. Net cash used for financing activities in 2010 relates to net outflows on investment and universal life-type contracts of $147 and repayments of consumer notes of $302.
Operating cash flows in both periods have been adequate to meet liquidity requirements.

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
On February 25, 2011, Fitch Ratings announced that it had affirmed the debt and insurer financial strength ratings of the Company and had revised the Company’s ratings outlook to stable.
On March 23, 2011, Standard & Poor’s Ratings Services announced that it had affirmed the counterparty credit and financial strength ratings of the Company and had revised the Company’s ratings outlook to stable.
On April 12, 2011, A.M. Best affirmed the financial strength ratings and issuer credit ratings of the Company. The outlook for issuer credit rating of the Company was revised to stable from negative, while the outlook for the financial strength rating remained stable.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 26, 2011:

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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $6.0 billion as of March 31, 2011 and $5.8 billion as of December 31, 2010, respectively. The statutory surplus amount as of December 31, 2010 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2011, is an estimate, as the 2011 statutory filings have not yet been made.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see the information contained under “Litigation” in Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
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
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” If our parent is designated as a systemically important institution, it could be subject to higher capital requirements and additional regulatory oversight imposed by The Federal Reserve, as well as to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer’s state regulator fails to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.

A number of provisions of the Dodd-Frank Act affect The Hartford solely due to The Hartford’s status as a savings and loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will regulate The Hartford as a holding company, and the OCC will regulate our affiliate thrift subsidiary, Federal Trust Bank. Because of The Hartford’s status as a savings and loan holding company or if it is designated a systemically important institution, the Dodd-Frank Act may also restrict The Hartford and its subsidiaries from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like our parent, control insured depository institutions, as well as additional regulation of compensation.
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
FY 2012, Budget of the United States Government
On February 15, 2011, the Obama Administration released its “FY 2012, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings. The Budget also included a proposal to levy a “Financial Crisis Responsibility Fee,” of $30 billion in the aggregate, over 10 years on large financial institutions, including The Hartford.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to the Consolidated Financial Statements included in the Company’s 2010 Form 10-K Annual Report and Note 1 of Notes to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Capital Markets Risk Management section of Management’s Discussion and Analysis for a discussion of the Company’s market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2011.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between the Company and the mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and has moved to dismiss the Delaware action, and intends to move to dismiss the New Jersey action.
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS
See Exhibits Index on page 76.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Beth A. Bombara
Beth A. Bombara
Chief Accounting Officer May 2, 2011

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011
EXHIBITS INDEX

Exhibit #
12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of David N. Levenson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of David G. Bedard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of David N. Levenson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of David G. Bedard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002