Form 10-Q
period 2011-06-30
HARTFORD LIFE INSURANCE CO
filed 2011-08-03
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of July 28, 2011 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company. The Hartford Financial Services Group, Inc. is the ultimate parent of the registrant.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Item	Description	Page
	Part I. FINANCIAL INFORMATION

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Statements of Operations — For the Three and Six Months Ended June 30, 2011 and 2010	6

	Condensed Consolidated Balance Sheets — As of June 30, 2011 and December 31, 2010	7

	Condensed Consolidated Statements of Changes in Stockholder’s Equity — For the Six Months Ended June 30, 2011 and 2010	8

	Condensed Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2011 and 2010	9

	Notes to Condensed Consolidated Financial Statements	10

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

3.	Quantitative and Qualitative Disclosures About Market Risk	77

4.	Controls and Procedures	77

	Part II. OTHER INFORMATION

1.	Legal Proceedings	78

1A.	Risk Factors	78

6.	Exhibits	78

	Signature	79

	Exhibits Index	80

Exhibit 12.01
Exhibit 15.01
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
Exhibit 32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2010 Form 10-K Annual Report, as well as in Part II, Item 1A, Risk Factors of this Form 10-Q. These important risks and uncertainties include:
•
challenges related to the Company’s current operating environment, including continuing uncertainty about strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus, and austerity initiatives, sovereign credit concerns, including the potential consequences associated with downgrades to the credit ratings of debt issued by the United States government and other developments on financial, commodity and credit markets and consumer spending and investment;

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
•
the restrictions, oversight, costs and other consequences of our parent, The Hartford Financial Services Group, Inc. (“The Hartford”), being a savings and loan holding company, including from the supervision, regulation and examination by The Federal Reserve as The Hartford’s regulator and the Office of the Controller of the Currency as regulator of Federal Trust Bank;

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which, among other effects, vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, requires central clearing of, and/or imposes new margin and capital requirements on, derivatives transactions;

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
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010 and statements of changes in stockholder’s equity, and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 3, 2011

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues
Fee income and other	$977	$951	$1,954	$1,902
Earned premiums	54	62	120	117
Net investment income (loss):
Securities available-for-sale and other	665	690	1,325	1,327
Equity securities, trading	20	(105)	44	13

Total net investment income	685	585	1,369	1,340

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(18)	(247)	(107)	(563)
OTTI losses recognized in other comprehensive income	7	158	57	337

Net OTTI losses recognized in earnings	(11)	(89)	(50)	(226)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	67	694	(440)	317

Total net realized capital gains (losses)	56	605	(490)	91

Total revenues	1,772	2,203	2,953	3,450

Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	748	851	1,476	1,578
Benefits, loss and loss adjustment expenses — returns credited on international unit-linked bonds and pension products	20	(105)	43	13
Amortization of deferred policy acquisition costs and present value of future profits	157	131	262	195
Insurance operating costs and other expenses	577	1,510	596	1,837
Dividends to policyholders	3	5	5	7

Total benefits, losses and expenses	1,505	2,392	2,382	3,630
Income (loss) from continuing operations before income taxes	267	(189)	571	(180)
Income tax expense (benefit)	(57)	(105)	8	(89)

Income (loss) from continuing operations, net of tax	324	(84)	563	(91)
Loss from discontinued operations, net of tax	—	(1)	—	(2)

Net income (loss)	324	(85)	563	(93)
Net income attributable to noncontrolling interest	1	3	2	5

Net income (loss) attributable to Hartford Life Insurance Company	$323	$(88)	$561	$(98)

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for share data)	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $44,766 and $45,323) (includes variable interest entity assets, at fair value, of $177 and $406)	$44,993	$44,834
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $333 and $323)	1,216	639
Equity securities, trading, at fair value (cost of $2,027 and $2,061)	2,227	2,279
Equity securities, available-for-sale, at fair value (cost of $426 and $320)	432	340
Mortgage loans (net of allowance for loan losses of $33 and $62)	3,787	3,244
Policy loans, at outstanding balance	2,135	2,128
Limited partnerships, and other alternative investments (includes variable entity assets of $7 and $14)	893	838
Other investments	763	1,461
Short-term investments	3,597	3,489

Total investments	60,043	59,252
Cash	599	531
Premiums receivable and agents’ balances	67	67
Reinsurance recoverables	3,575	3,924
Deferred policy acquisition costs and present value of future profits	4,872	4,949
Deferred income taxes, net	1,969	2,138
Goodwill	470	470
Other assets	1,348	692
Separate account assets	157,473	159,729

Total assets	$230,416	$231,752

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,488	$11,385
Other policyholder funds and benefits payable	42,564	43,395
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	2,186	2,252
Consumer notes	368	382
Other liabilities (including variable interest entity liabilities of $447 and $422)	7,168	6,398
Separate account liabilities	157,473	159,729

Total liabilities	221,247	223,541

Commitments and Contingencies (Note 8)

Stockholder’s Equity
Common stock - 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	8,266	8,265
Accumulated other comprehensive income (loss), net of tax	25	(372)
Retained earnings	872	312

Total stockholder’s equity	9,169	8,211

Total liabilities and stockholder’s equity	$230,416	$231,752

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

			Accumulated Other Comprehensive Income
			(Loss), net of tax
			Net
			Unrealized	Net Gain On
			Capital	Cash Flow	Foreign
		Additional	Losses On	Hedging	Currency	Retained	Non-	Total
	Common	Paid-In	Securities,	Instruments,	Translation	Earnings	Controlling	Stockholder’s
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	(Deficit)	Interest	Equity
	(Unaudited)

Six months ended June 30, 2011

Balance, December 31, 2010	$6	$8,265	$(569)	$265	$(68)	$312	$—	$8,211
Capital contributions from parent	—	1	—	—	—	—	—	1
Dividends declared	—	—	—	—	—	(1)	—	(1)
Change in noncontrolling interest ownership	—	—	—	—	—	—	(2)	(2)
Comprehensive income (loss)
Net income	—	—	—	—	—	561	2	563
Other comprehensive income (loss), net of tax
Net change in unrealized capital losses on securities	—	—	387	—	—	—	—	387
Net losses on cash flow hedging instruments	—	—	—	(5)	—	—	—	(5)
Cumulative translation adjustments	—	—	—	—	15	—	—	15

Total other comprehensive income (loss)	—	—	387	(5)	15	—	—	397

Total comprehensive income (loss)	—	—	387	(5)	15	561	2	960

Balance, June 30, 2011	$6	$8,266	$(182)	$260	$(53)	$872	$—	$9,169

Six months ended June 30, 2010

Balance, December 31, 2009	$6	$8,457	$(2,039)	$148	$(50)	$(287)	$61	$6,296
Cumulative effect of accounting changes, net of DAC and tax	—	—	—	—	—	26	—	26

Balance, January 1, 2010	6	8,457	(2,039)	148	(50)	(261)	61	6,322
Capital contributions from parent	—	2	—	—	—	—	—	2
Change in noncontrolling interest ownership	—	—	—	—	—	—	(66)	(66)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(98)	5	(93)
Other comprehensive income (loss), net of tax
Net change in unrealized capital losses on securities	—	—	1,058	—	—	—	—	1,058
Net gains on cash flow hedging instruments	—	—	—	185	—	—	—	185
Cumulative translation adjustments	—	—	—	—	(59)	—	—	(59)

Total other comprehensive income (loss)	—	—	1,058	185	(59)	—	—	1,184

Total comprehensive income (loss)	—	—	1,058	185	(59)	(98)	5	1,091

Balance, June 30, 2010	$6	$8,459	$(981)	$333	$(109)	$(359)	$—	$7,349

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2011	2010
	(Unaudited)
Operating Activities
Net income (loss)	$563	$(93)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	262	202
Additions to deferred policy acquisition costs and present value of future profits	(249)	(254)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	53	109
Reinsurance recoverables	(39)	(6)
Receivables and other assets	(33)	(84)
Payables and accruals	269	1,087
Accrued and deferred income taxes	138	68
Net realized capital (gains) losses	490	(91)
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	(66)	(342)
Net (increase) decrease in equity securities, trading	52	342
Depreciation and amortization	93	111
Other, net	(195)	(101)

Net cash provided by operating activities	1,338	948
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	9,760	11,871
Fixed maturities, fair value option	1	—
Equity securities, available-for-sale	89	99
Mortgage loans	191	1,020
Partnerships	49	90
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(9,228)	(12,976)
Fixed maturities, fair value option	(531)	—
Equity securities, available-for-sale	(175)	(84)
Mortgage loans	(708)	(29)
Partnerships	(64)	(66)
Proceeds from business sold	—	130
Derivatives, net	(226)	484
Change in policy loans, net	(7)	(9)
Change in payables for collateral under securities lending, net	—	(46)
Change in all other, net	—	3

Net cash provided by (used for) investing activities	(849)	487
Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,617	8,769
Withdrawals and other deductions from investment and universal life-type contracts	(12,148)	(13,848)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	6,136	4,010
Net repayments at maturity or settlement of consumer notes	(14)	(683)

Net cash used for financing activities	(409)	(1,752)
Foreign exchange rate effect on cash	(12)	—
Net increase (decrease) in cash	68	(317)
Cash — beginning of period	531	793

Cash — end of period	$599	$476

Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(136)	$(153)
Noncash capital contributions received	1	—
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
The accompanying Condensed Consolidated Financial Statements and notes as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Discontinued Operations
The Company is presenting the operations of certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. See Note 11 of the Notes to Condensed Consolidated Financial Statements for information on the specific subsidiaries and related impacts.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Tax expense (benefit) at the U.S. federal statutory rate	$93	$(66)	$200	$(63)
Dividends-received deduction	(89)	(39)	(125)	(78)
Foreign related investments	(5)	—	(10)	(3)
Valuation allowance	(58)	—	(60)	56
Other	2	—	3	(1)

Income tax expense (benefit)	$(57)	$(105)	$8	$(89)

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
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”) as part of The Hartford’s consolidated tax return. Audits have been concluded for all years through 2006. The audit of the years 2007 — 2009 commenced during 2010 and is expected to conclude by the end of 2012. In addition, in the second quarter of 2011 the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of DRD for years 1998, 2000 and 2001.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $79 as of June 30, 2011 and was $139 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $56, or 100% of the valuation allowance associated with investment realized capital losses during the three months ended June 30, 2011. Future economic conditions and debt market volatility, including increases in interest rates can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses.
Included in the Company’s June 30, 2011 deferred tax asset of $2.0 billion is $1.7 billion relating to items treated as ordinary for federal income tax purposes, and $319 for items classified as capital in nature. The $319 of capital items is comprised of $392 of gross deferred tax assets related to realized capital losses and $73 of gross deferred tax liabilities related to unrealized capital gains.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment Information (continued)
The following table presents summarized financial information concerning the Company’s reporting segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues by Product Line	2011	2010	2011	2010
Earned premiums, fees, and other considerations
Global Annuity
Individual variable annuity	$433	$442	$883	$858
Fixed / MVA and other annuity	9	3	13	6
IIP	(3)	5	(4)	20

Total Global Annuity	439	450	892	884
Life Insurance
Variable life	91	101	182	203
Universal life	102	97	201	196
Term life	8	9	17	19
PPLI	46	41	90	82

Total Life Insurance	247	248	490	500
Retirement Plans
401(k)	88	80	172	156
Government plans	13	9	26	20

Total Retirement Plans	101	89	198	176
Mutual Funds
Non-proprietary	140	132	282	262
Proprietary	14	15	30	31

Total Mutual Funds	154	147	312	293
Other	90	79	182	166

Total earned premiums, fees, and other considerations	1,031	1,013	2,074	2,019
Net investment income	685	585	1,369	1,340
Net realized capital gains (losses)	56	605	(490)	91

Total revenues	$1,772	$2,203	$2,953	$3,450

Net income (loss) attributable to Hartford Life Insurance Company
Global Annuity	$184	$(228)	$354	$(222)
Life Insurance	61	88	92	110
Retirement Plans	30	14	45	8
Mutual Funds	27	22	54	47
Other	21	16	16	(41)

Total net income (loss) attributable to Hartford Life Insurance Company	$323	$(88)	$561	$(98)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements
The following financial instruments are carried at fair value in the Company’s Condensed Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”), fixed maturities at fair value using fair value option (“FVO”); equity securities, trading; short-term investments; freestanding and embedded derivatives; separate account assets; and certain other liabilities.
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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three and six months ended June 30, 2011 and 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	June 30, 2011
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,313	$—	$1,909	$404
CDOs	1,877	—	—	1,877
CMBS	4,542	—	4,108	434
Corporate	28,111	—	26,654	1,457
Foreign government/government agencies	1,013	—	974	39
States, municipalities and political subdivisions (“Municipal”)	1,149	—	883	266
RMBS	3,571	—	2,598	973
U.S. Treasuries	2,417	290	2,127	—

Total fixed maturities, AFS	44,993	290	39,253	5,450
Fixed maturities, FVO	1,216	—	674	542
Equity securities, trading	2,227	2,227	—	—
Equity securities, AFS	432	249	115	68
Derivative assets
Credit derivatives	(10)	—	(13)	3
Equity derivatives	3	—	—	3
Foreign exchange derivatives	418	—	418	—
Interest rate derivatives	(46)	—	(32)	(14)
Variable annuity hedging derivatives and macro hedge program	391	—	37	354

Total derivative assets [1]	756	—	410	346
Short-term investments	3,597	180	3,417	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	1,668	—	—	1,668
Separate account assets [2]	153,127	116,031	36,028	1,068

Total assets accounted for at fair value on a recurring basis	$208,016	$118,977	$79,897	$9,142

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,783)	$—	$—	$(3,783)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(3,793)	—	—	(3,793)
Derivative liabilities
Credit derivatives	(405)	—	(46)	(359)
Equity derivatives	3	—	—	3
Foreign exchange derivatives	224	—	224	—
Interest rate derivatives	(76)	—	(35)	(41)
Variable annuity hedging derivatives and macro hedge program	487	—	36	451

Total derivative liabilities [3]	233	—	179	54
Other liabilities	(44)	—	—	(44)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$3,608	$—	$179	$(3,787)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At June 30, 2011, $362 was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	As of June 30, 2011, excludes approximately $4 billion of investment sales receivable that are not subject to fair value accounting.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2011 and December 31, 2010, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Product Derivatives
The Company currently offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider in the U.S., and formerly offered GMWBs in the U.K. The Company has also assumed, through reinsurance from HLIKK GMIB, GMWB and GMAB. The Company has subsequently ceded certain GMWB rider liabilities and the assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Condensed Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company’s estimate of the Credit Standing Adjustment incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three and six months ended June 30, 2011, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $22 and $122, respectively. For the three and six months ended June 30, 2010, the pre-tax gains (losses) for the credit standing adjustment assumption were $(206) and $(172) respectively.

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
There were no policyholder behavior assumptions updates for the three and six months ended June 30, 2011 and 2010.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $1 and $5 for the three months ended June 30, 2011 and 2010, respectively, and $8 and $13 for the six months ended June 30, 2011 and 2010, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three and six months ending June 30, 2011 and 2010, for the financial instruments classified as Level 3.
For the three months ended June 30, 2011

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of March 31, 2011	$395	$1,957	$525	$1,436	$44	$258	$985	$5,600
Total realized/unrealized gains (losses)
Included in net income [2]	(1)	—	18	(4)	—	—	—	13
Included in OCI [3]	18	7	38	15	—	8	(18)	68
Purchases	—	—	—	30	—	—	25	55
Settlements	(5)	(33)	(20)	(24)	(1)	—	(26)	(109)
Sales	(2)	(54)	(182)	(44)	—	—	—	(282)
Transfers into Level 3 [4]	19	—	55	65	—	—	7	146
Transfers out of Level 3 [4]	(20)	—	—	(17)	(4)	—	—	(41)

Fair Value as of June 30, 2011	$404	$1,877	$434	$1,457	$39	$266	$973	$5,450

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2]	$(1)	$—	$18	$(4)	$—	$—	$—	$13

			Derivatives
						Variable Annuity
	Fixed	Equity			Interest	Hedging Derivatives
	Maturities,	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]
Fair value as of March 31, 2011	$566	$48	$(339)	$5	$(55)	$613	$224
Total realized/unrealized gains (losses)
Included in net income [2]	(23)	2	(15)	1	—	42	28
Purchases	—	22	—	—	—	185	185
Settlements	(1)	—	(2)	—	—	(35)	(37)
Transfers out of Level 3 [4]	—	(4)	—	—	—	—	—

Fair value as of June 30, 2011	$542	$68	$(356)	$6	$(55)	$805	$400

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2]	$(23)	$—	$(16)	$1	$—	$49	$34

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	Reinsurance Recoverable for
	U.S. GMWB and Japan	Separate
Assets	GMWB, GMIB, and GMAB [6]	Accounts
Fair value as of March 31, 2011	$1,486	$1,207
Total realized/unrealized gains (losses)
Included in net income [1], [2]	22	5
Included in OCI [3]	49	—
Purchases	—	(94)
Settlements	111	—
Sales	—	(22)
Transfers into Level 3 [4]	—	3
Transfers out of Level 3 [4]	—	(31)

Fair value as of June 30, 2011	$1,668	$1,068

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2]	$22	$4

	Other Policyholder Funds and Benefits Payable
			Total Other
	Guaranteed		Policyholder Funds
	Living	Equity Linked	and Benefits	Other	Consumer
Liabilities	Benefits [7]	Notes	Payable	Liabilities	Notes
Fair value as of March 31, 2011	$(3,573)	$(10)	$(3,583)	$(51)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(87)	—	(87)	7	1
Included in OCI [3]	(57)	—	(57)	—	—
Settlements	(66)	—	(66)	—	—

Fair value as of June 30, 2011	$(3,783)	$(10)	$(3,793)	$(44)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2]	$(87)	$—	$(87)	$7	$1

For the six months ended June 30, 2011

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2011	$408	$1,869	$492	$1,486	$40	$258	$1,105	$5,658
Total realized/unrealized gains (losses)
Included in net income [2]	(6)	(10)	12	(21)	—	—	(9)	(34)
Included in OCI [3]	35	105	93	15	—	8	18	274
Purchases	—	—	—	42	—	—	25	67
Settlements	(15)	(63)	(24)	(49)	(1)	—	(55)	(207)
Sales	(2)	(54)	(224)	(106)	—	—	(16)	(402)
Transfers into Level 3 [4]	69	30	85	216	4	—	7	411
Transfers out of Level 3 [4]	(85)	—	—	(126)	(4)	—	(102)	(317)

Fair Value as of June 30, 2011	$404	$1,877	$434	$1,457	$39	$266	$973	$5,450

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2]	$(6)	$(10)	$11	$(20)	$—	$—	$(9)	$(34)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

			Derivatives
						Variable Annuity
	Fixed	Equity			Interest	Hedging Derivatives
	Maturities,	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]
Fair value as of January 1, 2011	$511	$47	$(344)	$4	$(53)	$808	$415
Total realized/unrealized gains (losses)
Included in net income [2]	33	(7)	(7)	2	(3)	(160)	(168)
Included in OCI [3]	—	2	—	—	—	—	—
Purchases	—	30	—	—	—	208	208
Settlements	(2)	—	(5)	—	1	(51)	(55)
Transfers out of Level 3 [4]	—	(4)	—	—	—	—	—

Fair value as of June 30, 2011	$542	$68	$(356)	$6	$(55)	$805	$400

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2]	$33	$(7)	$(8)	$2	$(1)	$(146)	$(153)

	Reinsurance Recoverable for
	U.S. GMWB and Japan	Separate
Assets	GMWB, GMIB, and GMAB [6]	Accounts
Fair value as of January 1, 2011	$2,002	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(557)	24
Purchases	—	34
Settlements	223	—
Sales	—	(169)
Transfers into Level 3 [4]	—	12
Transfers out of Level 3 [4]	—	(80)

Fair value as of June 30, 2011	$1,668	$1,068

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2]	$(557)	$1

	Other Policyholder Funds and Benefits Payable
			Total Other
	Guaranteed		Policyholder Funds
	Living	Equity Linked	and Benefits	Other	Consumer
Liabilities	Benefits [7]	Notes	Payable	Liabilities	Notes
Fair value as of January 1, 2011	$(4,258)	$(9)	$(4,267)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	609	—	609	(7)	1
Included in OCI [3]	(2)	—	(2)	—	—
Settlements	(132)	(1)	(133)	—	—

Fair value as of June 30, 2011	$(3,783)	$(10)	$(3,793)	$(44)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2]	$609	$—	$609	$(7)	$1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
For the three months ended June 30, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of March 31, 2010	$446	$2,007	$339	$5,733	$41	$264	$1,027	$9,857
Total realized/unrealized gains (losses)
Included in net income [2]	(3)	(20)	(33)	6	—	—	(17)	(67)
Included in OCI [3]	9	94	159	43	—	16	66	387
Purchases, issuances, and settlements	(2)	(43)	(14)	(17)	—	(8)	143	59
Transfers into Level 3 [4]	28	11	99	104	—	—	—	242
Transfers out of Level 3 [4]	(8)	(17)	(50)	(104)	—	—	—	(179)

Fair Value as of June 30, 2010	$470	$2,032	$500	$5,765	$41	$272	$1,219	$10,299

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [2]	$(4)	$(26)	$(30)	$3	$—	$—	$(15)	$(72)

		Derivatives
					Variable Annuity
	Equity			Interest	Hedging Derivatives
	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]
Fair value as of March 31, 2010	$37	$(429)	$(1)	$(6)	$462	$26
Total realized/unrealized gains (losses)
Included in net income [2]	(2)	(43)	1	1	897	856
Included in OCI [3]	4	—	—	—	—	—
Purchases, issuances, and settlements	4	3	—	(44)	232	191

Fair value as of June 30, 2010	$43	$(469)	$—	$(49)	$1,591	$1,073

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [2]	$(4)	$(43)	$1	$(20)	$917	$855

	Reinsurance
	Recoverable for U.S.	Separate
Assets	GMWB [6]	Accounts
Fair value as of March 31, 2010	$780	$955
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,468	(2)
Included in OCI [3]	89	—
Purchases, issuances, and settlements	109	5
Transfers into Level 3 [4]	—	(2)
Transfers out of Level 3 [4]	—	(19)

Fair value as of June 30, 2010	$2,446	$937

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [2]	$1,468	$9

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable [1]
	Guaranteed		Equity	Total Other
	Living Benefits	Institutional	Linked	Policyholder Funds and	Other	Consumer
Liabilities	[7]	Notes	Notes	Benefits Payable	Liabilities	Notes
Fair value as of March 31, 2010	$(3,033)	$(7)	$(9)	$(3,049)	$(22)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(2,147)	9	2	(2,136)	6	1
Included in OCI [3]	(103)	—	—	(103)	—	—
Purchases, issuances and settlements	(62)	—	—	(62)	—	—

Fair value as of June 30, 2010	$(5,345)	$2	$(7)	$(5,350)	$(16)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [2]	$(2,147)	$9	$2	$(2,136)	$—	$1

For the six months ended June 30, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2010	$497	$2,109	$269	$5,239	$80	$218	$995	$9,407
Total realized/unrealized gains (losses)
Included in net income [2]	(3)	(83)	(93)	8	—	—	(29)	(200)
Included in OCI [3]	32	286	227	148	—	35	146	874
Purchases, issuances, and settlements	(11)	(55)	(19)	89	(6)	23	119	140
Transfers into Level 3 [4]	28	27	166	440	—	—	—	661
Transfers out of Level 3 [4]	(73)	(252)	(50)	(159)	(33)	(4)	(12)	(583)

Fair Value as of June 30, 2010	$470	$2,032	$500	$5,765	$41	$272	$1,219	$10,299

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [2]	$(4)	$(88)	$(89)	$3	$—	$—	$(27)	$(205)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

		Derivatives
					Variable Annuity
	Equity			Interest	Hedging Derivatives
	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]
Fair value as of January 1, 2010	$32	$(161)	$(2)	$5	$526	$368
Total realized/unrealized gains (losses)
Included in net income [2]	(2)	(21)	2	1	680	662
Included in OCI [3]	8	—	—	—	—	—
Purchases, issuances, and settlements	5	3	—	(44)	385	344
Transfers into Level 3 [4]	—	(290)	—	—	—	(290)
Transfers out of Level 3 [4]	—	—	—	(11)	—	(11)

Fair value as of June 30, 2010	$(43)	$(469)	$—	$(49)	$1,591	$1,073

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [2]	$(5)	$(20)	$2	$(20)	$663	$625

	Reinsurance
	Recoverable for U.S.	Separate
Assets	GMWB [6]	Accounts
Fair value as of January 1, 2010	$1,108	$962
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,028	16
Included in OCI [3]	87	—
Purchases, issuances, and settlements	223	82
Transfers into Level 3 [4]	—	4
Transfers out of Level 3 [4]	—	(127)

Fair value as of June 30, 2010	$2,446	$937

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [2]	$1,028	$13

	Other Policyholder Funds and Benefits Payable [1]
	Guaranteed		Equity	Total Other
	Living Benefits	Institutional	Linked	Policyholder Funds and	Other	Consumer
Liabilities	[7]	Notes	Notes	Benefits Payable	Liabilities	Notes
Fair value as of January 1, 2010	$(3,439)	$(2)	$(10)	$(3,451)	$—	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,686)	4	3	(1,679)	(5)	1
Included in OCI [3]	(98)	—	—	(98)	—	—
Purchases, issuances and settlements	(122)	—	—	(122)	—	—
Transfers into Level 3 [4]	—	—	—	—	(11)	—

Fair value as of June 30, 2010	$(5,345)	$2	$(7)	$(5,350)	$(16)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [2]	$(1,686)	$4	$3	$(1,679)	$—	$1

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

[6]
Includes fair value of reinsurance recoverables of approximately $1.4 billion and $1,896 as of June 30, 2011 and June 30, 2010, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2011	2010	2011	2010
Assets
Fixed maturities, FVO
Corporate	$2	$1	$14	$2
CRE CDOs	(24)	(4)	19	(4)
Foreign government	17	—	11	—
Other liabilities
Credit-linked notes	7	6	(7)	(5)

Total realized capital gains (losses)	$2	$3	$37	$(7)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	June 30, 2011	December 31, 2010
Assets
Fixed maturities, FVO
ABS	$65	$64
CRE CDOs	280	260
Corporate	266	251
Foreign government	605	64

Total fixed maturities, FVO	$1,216	$639

Other liabilities
Credit-linked notes [1]	$44	$37

[1]	As of June 30, 2011 and December 31, 2010, the outstanding principal balance of the notes was $243.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Mortgage loans	$3,787	$3,861	$3,244	$3,272
Policy loans	2,135	2,256	2,128	2,164

Liabilities
Other policyholder funds and benefits payable [1]	$10,533	$10,836	$10,824	$11,050
Consumer notes [2]	363	377	377	392

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
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
Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2011	2010	2011	2010
Gross gains on sales	$172	$234	$201	$305
Gross losses on sales	(59)	(54)	(133)	(115)
Net OTTI losses recognized in earnings	(11)	(89)	(50)	(226)
Valuation allowance on mortgage loans	27	(39)	25	(111)
Japanese fixed annuity contract hedges, net [1]	6	27	(11)	11
Periodic net coupon settlements on credit derivatives/Japan	—	—	(4)	(4)
Results of variable annuity hedge program
GMWB derivatives, net	(35)	(405)	28	(283)
Macro hedge program	(16)	397	(330)	233

Total results of variable annuity hedge program	(51)	(8)	(302)	(50)
GMIB/GMAB/GMWB reinsurance	(5)	(671)	336	(556)
Coinsurance and modified coinsurance reinsurance contracts	18	1,222	(496)	843
Other, net	(41)	(17)	(56)	(6)

Net realized capital gains (losses)	$56	$605	$(490)	$91

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate, as well as Japan FVO securities.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized losses in AOCI were $102 and $18, respectively, for the three and six months ended June 30, 2011 and $91 and ($36) for the three and six months ended June 30, 2010, respectively. Proceeds from sales of AFS securities totaled $5.7 billion and $9.9 billion, respectively, for the three and six months ended June 30, 2011 and $10.2 billion and $12.6 billion, respectively, for the three and six months ended June 30, 2010.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2011	2010	2011	2010
Balance as of beginning of period	$(1,579)	$(1,763)	$(1,598)	$(1,632)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(4)	(39)	(23)	(142)
Securities previously impaired	(3)	(46)	(16)	(79)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	74	112	122	113
Securities due to an increase in expected cash flows	2	11	5	15

Balance as of end of period	$(1,510)	$(1,725)	$(1,510)	$(1,725)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2011					December 31, 2010
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$2,551	$43	$(281)	$2,313	$(9)	$2,395	$29	$(356)	$2,068	$(1)
CDOs	2,152	1	(276)	1,877	(48)	2,278	—	(379)	1,899	(59)
CMBS	4,606	151	(215)	4,542	(18)	5,283	146	(401)	5,028	(15)
Corporate [2]	26,943	1,623	(428)	28,111	—	25,934	1,545	(538)	26,915	6
Foreign govt./govt. agencies	948	70	(5)	1,013	—	963	48	(9)	1,002	—
Municipal	1,224	21	(96)	1,149	—	1,149	7	(124)	1,032	—
RMBS	3,853	98	(380)	3,571	(100)	4,450	79	(411)	4,118	(113)
U.S. Treasuries	2,489	10	(82)	2,417	—	2,871	11	(110)	2,772	—

Total fixed maturities, AFS	44,766	2,017	(1,763)	44,993	(175)	45,323	1,865	(2,328)	44,834	(182)
Equity securities, AFS	426	40	(34)	432	—	320	61	(41)	340	—

Total AFS securities	$45,192	$2,057	$(1,797)	$45,425	$(175)	$45,643	$1,926	$(2,369)	$45,174	$(182)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2011 and December 31, 2010.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2011
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,826	$1,847
Over one year through five years	9,999	10,514
Over five years through ten years	7,654	8,035
Over ten years	12,125	12,294

Subtotal	31,604	32,690
Mortgage-backed and asset-backed securities	13,162	12,303

Total fixed maturities, AFS	$44,766	$44,993

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

	June 30, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$192	$185	$(7)	$1,145	$871	$(274)	$1,337	$1,056	$(281)
CDOs	330	308	(22)	1,804	1,550	(254)	2,134	1,858	(276)
CMBS	849	811	(38)	1,637	1,460	(177)	2,486	2,271	(215)
Corporate [1]	3,795	3,665	(125)	2,538	2,213	(303)	6,333	5,878	(428)
Foreign govt./govt. agencies	109	108	(1)	40	36	(4)	149	144	(5)
Municipal	201	196	(5)	616	525	(91)	817	721	(96)
RMBS	516	499	(17)	1,268	905	(363)	1,784	1,404	(380)
U.S. Treasuries	1,003	954	(49)	133	100	(33)	1,136	1,054	(82)

Total fixed maturities	6,995	6,726	(264)	9,181	7,660	(1,499)	16,176	14,386	(1,763)
Equity securities	169	166	(3)	131	100	(31)	300	266	(34)

Total securities in an unrealized loss	$7,164	$6,892	$(267)	$9,312	$7,760	$(1,530)	$16,476	$14,652	$(1,797)

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$237	$226	$(11)	$1,226	$881	$(345)	$1,463	$1,107	$(356)
CDOs	316	288	(28)	1,934	1,583	(351)	2,250	1,871	(379)
CMBS	374	355	(19)	2,532	2,150	(382)	2,906	2,505	(401)
Corporate [1]	3,726	3,591	(130)	2,777	2,348	(408)	6,503	5,939	(538)
Foreign govt./govt. agencies	250	246	(4)	40	35	(5)	290	281	(9)
Municipal	415	399	(16)	575	467	(108)	990	866	(124)
RMBS	1,187	1,155	(32)	1,379	1,000	(379)	2,566	2,155	(411)
U.S. Treasuries	1,142	1,073	(69)	158	117	(41)	1,300	1,190	(110)

Total fixed maturities	7,647	7,333	(309)	10,621	8,581	(2,019)	18,268	15,914	(2,328)
Equity securities	18	17	(1)	148	108	(40)	166	125	(41)

Total securities in an unrealized loss	$7,665	$7,350	$(310)	$10,769	$8,689	$(2,059)	$18,434	$16,039	$(2,369)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).
As of June 30, 2011, AFS securities in an unrealized loss position, comprised of 1,667 securities, largely related to commercial real estate, corporate securities primarily within the financial services sector and RMBS which have experienced price deterioration. As of June 30, 2011, 80% of securities in a gross unrealized loss position were depressed less than 20% of cost or amortized cost. The improvement in unrealized losses during 2011 was primarily attributable to declining interest rates and credit spread tightening.
Most of the securities depressed for twelve months or more relate to structured securities primarily within commercial and residential real estate, including structured securities that have a floating-rate coupon referenced to a market index such as LIBOR. Also included are financial services securities that have a floating-rate coupon and/or long-dated maturities. Current market spreads continue to be significantly wider for these securities as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. Deteriorations in valuation are also the result of substantial declines in certain market indexes. The Company reviewed these securities as part of its impairment analysis and where a credit impairment has not been recorded, the Company’s best estimate is that expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Mortgage Loans

	June 30, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Commercial	$3,820	$(33)	$3,787	$3,306	(62)	3,244

Total mortgage loans	$3,820	$(33)	$3,787	$3,306	$(62)	$3,244

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of June 30, 2011, the carrying value of mortgage loans associated with the valuation allowance was $554. Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $64 and $4, respectively, as of June 30, 2011 and December 31, 2010. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2011	2010
Balance as of January 1	$(62)	$(260)
(Additions)/Reversals	25	(111)
Deductions	4	283

Balance as of June 30	$(33)	$(88)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 70% as of June 30, 2011, while the weighted-average LTV ratio at origination of these loans was 64%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 1.95x as of June 30, 2011. The Company did not hold any commercial mortgage loans greater than 60 days past due.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality June 30, 2011
	June 30, 2011			December 31, 2010
		Avg. Debt-			Avg. Debt-
	Carrying	Service		Carrying	Service
Loan-to-value	Value	Coverage Ratio		Value	Coverage Ratio
Greater than 80%	$709	1.67	x	$961	1.67	x
65% - 80%	1,790	1.76	x	1,366	2.11	x
Less than 65%	1,288	2.38	x	917	2.44	x

Total commercial mortgage loans	$3,787	1.95	x	$3,244	2.07	x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$50	1.3%	$51	1.6%
Middle Atlantic	404	10.7%	344	10.6%
Mountain	62	1.6%	49	1.5%
New England	203	5.4%	188	5.8%
Pacific	993	26.2%	898	27.7%
South Atlantic	715	18.9%	679	20.9%
West North Central	19	0.5%	19	0.6%
West South Central	115	3.0%	117	3.6%
Other [1]	1,226	32.4%	899	27.7%

Total mortgage loans	$3,787	100.0%	$3,244	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Commercial
Agricultural	$130	3.4%	$177	5.5%
Industrial	1,151	30.4%	833	25.7%
Lodging	115	3.0%	123	3.8%
Multifamily	684	18.1%	479	14.8%
Office	740	19.5%	796	24.5%
Retail	754	20.0%	556	17.1%
Other	213	5.6%	280	8.6%

Total mortgage loans	$3,787	100.0%	$3,244	100.0%

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

	June 30, 2011			December 31, 2010
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$510	$444	$42	$729	$416	$265
Limited partnerships	7	3	4	14	6	8

Total	$517	$447	$46	$743	$422	$273

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of June 30, 2011 and December 31, 2010.
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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2011 and December 31, 2010, the notional amount of interest rate swaps in offsetting relationships was $4.6 billion and $4.7 billion, respectively.
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
The Company’s net notional amount relating to Japanese variable annuity hedging instruments as of June 30, 2011 was $1.7 billion, which consisted of $2.6 billion of long positions offset by short positions of $937. The Company’s net notional amount relating to Japanese variable annuity hedging instruments as of December 31, 2010 was $1.7 billion which consisted of $1.7 billion of long positions only.
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
Credit derivatives that assume credit risk
Credit default swaps are used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk due to credit derivatives embedded within certain fixed maturity securities. These securities are primarily comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities or particular securities.

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
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Customized swaps	$9,615	$10,113	$175	$209
Equity swaps, options, and futures	5,239	4,943	372	391
Interest rate swaps and futures	2,752	2,800	(118)	(133)

Total	$17,606	$17,856	$429	$467

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Long equity options, swaps and futures	$8,650	$13,332	$231	$205
Short equity options, swaps and futures	2,116	1,168	23	—
Long currency forward contracts	196	1,791	(4)	64
Short currency forward contracts	2,778	1,441	56	29
Foreign interest rate swaps	737	—	8	—
Cross-currency equity options	121	1,000	4	3
Long currency options	2,155	3,075	139	67
Short currency options	465	2,221	(8)	(5)

Total	$17,218	$24,028	$449	$363

The Company’s net notional amount relating to the macro hedge program as of June 30, 2011 and December 31, 2010 was $6.5 billion and $14.4 billion, respectively, which consisted of $11.9 billion and $19.2 billion, respectively, of long positions offset by $5.4 billion and $4.8 billion, respectively, of short positions.
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
Coinsurance and modified coinsurance reinsurance contracts
During 2009, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from HLIKK and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 10 of the Notes to Condensed Financial Statements.

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
Hedge Designation/ Derivative Type	2011	2010	2011	2010	2011	2010	2011	2010
Cash flow hedges
Interest rate swaps	$7,479	$7,652	$175	$144	$192	$182	$(17)	$(38)
Foreign currency swaps	240	255	(1)	—	16	18	(17)	(18)

Total cash flow hedges	7,719	7,907	174	144	208	200	(34)	(56)

Fair value hedges
Interest rate swaps	1,223	1,079	(57)	(47)	1	4	(58)	(51)
Foreign currency swaps	677	677	14	(12)	95	71	(81)	(83)

Total fair value hedges	1,900	1,756	(43)	(59)	96	75	(139)	(134)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	5,344	5,490	(240)	(255)	151	121	(391)	(376)
Foreign exchange contracts
Foreign currency swaps and forwards	196	196	(20)	(14)	—	—	(20)	(14)
Japan 3Win foreign currency swaps	2,285	2,285	152	177	152	177	—	—
Japanese fixed annuity hedging instruments	2,137	2,119	487	608	494	608	(7)	—
Japanese variable annuity hedging instruments	3,526	1,720	10	73	61	74	(51)	(1)
Credit contracts
Credit derivatives that purchase credit protection	940	1,730	(5)	(5)	10	18	(15)	(23)
Credit derivatives that assume credit risk [1]	1,755	2,035	(384)	(376)	4	7	(388)	(383)
Credit derivatives in offsetting positions	5,247	5,175	(53)	(57)	70	60	(123)	(117)
Equity contracts
Equity index swaps and options	191	188	(8)	(10)	6	5	(14)	(15)
Variable annuity hedge program
GMWB product derivatives [2]	39,143	42,278	(1,433)	(1,625)	—	—	(1,433)	(1,625)
GMWB reinsurance contracts	7,886	8,767	237	280	237	280	—	—
GMWB hedging instruments	17,606	17,856	429	467	575	647	(146)	(180)
Macro hedge program	17,218	24,028	449	363	464	372	(15)	(9)
Other
GMAB, GMWB, and GMIB reinsurance contracts	21,061	21,423	(2,350)	(2,633)	—	—	(2,350)	(2,633)
Coinsurance and modified coinsurance reinsurance contracts	50,106	51,934	1,431	1,722	2,059	2,342	(628)	(620)

Total non-qualifying strategies	174,641	187,224	(1,298)	(1,285)	4,283	4,711	(5,581)	(5,996)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$184,260	$196,887	$(1,167)	$(1,200)	$4,587	$4,986	$(5,754)	$(6,186)

Balance Sheet Location
Fixed maturities, available-for-sale	$416	$441	$(27)	$(26)	$—	$—	$(27)	$(26)
Other investments	21,899	51,633	756	1,453	1,066	2,021	(310)	(568)
Other liabilities	43,655	20,318	233	(357)	1,225	343	(992)	(700)
Consumer notes	39	39	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	55,879	58,834	1,668	2,002	2,296	2,622	(628)	(620)
Other policyholder funds and benefits payable	62,372	65,622	(3,793)	(4,267)	—	—	(3,793)	(4,267)

Total derivatives	$184,260	$196,887	$(1,167)	$(1,200)	$4,587	$4,986	$(5,754)	$(6,186)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2010, was primarily due to the following:
•
The notional amount related to the macro hedge program declined $6.8 billion primarily due to the expiration of certain currency and equity index options. This notional was not replaced given the Company had appropriate levels of market risk coverage for both equity and foreign exchange rate risk.

•	The GMWB product derivative notional declined $3.1 billion primarily as a result of policyholder lapses and withdrawals.
•	The notional amount related to the coinsurance and modified coinsurance reinsurance contracts declined $1.8 billion primarily due to policyholder lapses and withdrawals.
Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2010, was primarily related to the following:
•
The increase in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of lower implied market volatility and outperformance of the underlying actively managed funds as compared to their respective indices.

•
Under an internal reinsurance agreement with an affiliate, the increase in fair value associated with the GMAB, GMWB, and GMIB reinsurance contracts along with a portion of the GMWB related derivatives are ceded to the affiliated reinsurer and result in an offsetting fair value of the coinsurance and modified coinsurance reinsurance contracts.

Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current period earnings. No components of each derivative’s gain or loss were excluded from the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
						Gain Recognized in Income on
		Gain Recognized in OCI on				Derivative
		Derivative (Effective Portion)				(Ineffective Portion)
		Three Months		Six Months		Three Months		Six Months
		Ended		Ended		Ended		Ended
		June 30,		June 30,		June 30,		June 30,
		2011	2010	2011	2010	2011	2010	2011	2010
Interest rate swaps	Net realized capital gains	$101	$208	$42	$285	$—	$1	$—	$1
Foreign currency swaps	Net realized capital gains	1	—	2	4	—	—	—	—

Total		$102	$208	$44	$289	$—	$1	$—	$1

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income
		(Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010
Interest rate swaps	Net realized capital gains	$1	$1	$2	$1
Interest rate swaps	Net investment income	20	12	39	19
Foreign currency swaps	Net realized capital gains (losses)	3	(11)	11	(16)
Foreign currency swaps	Net investment income	—	—	—	—

Total		$24	$2	$52	$4

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
As of June 30, 2011, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $65. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately two years.
During the three and six months ended June 30, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and six months ended June 30, 2010, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. No components of each derivative’s gain or loss were excluded from the assessment of hedge effectiveness.
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(26)	$25	$(40)	$37	$(15)	$14	$(52)	$47
Benefits, losses and loss adjustment expenses	—	—	(7)	8	—	—	(2)	3
Foreign currency swaps
Net realized capital gains (losses)	22	(22)	(11)	11	36	(36)	(40)	40
Benefits, losses and loss adjustment expenses	(1)	1	—	—	(9)	9	(1)	1

Total	$(5)	$4	$(58)	$56	$12	$(13)	$(95)	$91

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, futures, and forwards	$3	$(4)	$7	$(4)
Foreign exchange contracts
Foreign currency swaps and forwards	(4)	13	(7)	16
Japan 3Win related foreign currency swaps [1]	33	65	(25)	9
Japanese fixed annuity hedging instruments [2]	57	160	(5)	141
Japanese variable annuity hedging instruments	6	32	(56)	45
Credit contracts
Credit derivatives that purchase credit protection	(1)	26	(13)	25
Credit derivatives that assume credit risk	(12)	(45)	3	(13)
Equity contracts
Equity index swaps, options, and futures	2	4	2	5
Variable annuity hedge program
GMWB product derivatives	(82)	(1,476)	273	(1,130)
GMWB reinsurance contracts	4	246	(61)	185
GMWB hedging instruments	43	825	(184)	662
Macro hedge program	(16)	397	(330)	233
Other
GMAB, GMWB, and GMIB reinsurance contracts	(5)	(671)	336	(556)
Coinsurance and modified coinsurance reinsurance contracts	18	1,222	(496)	843

Total	$46	$794	$(556)	$461

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(49) and $(103) for the three months ended June 30, 2011 and 2010, respectively, and $(7) and $(96) for the six months ended June 30, 2011 and 2010, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(63) and $(126) for the three months ended June 30, 2011 and 2010, respectively, and $(10) and $(119) for the six months ended June 30, 2011 and 2010, respectively.

For the three and six months ended June 30, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	For the three months ended June 30, 2011 the net gain related to the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen.
•
For the six months ended June 30, 2011 the net gain associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, is primarily due to an increase in Japan equity markets and a decrease in Japan currency volatility.

•
For the six months ended June 30, 2011 the net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on this transaction.

•	For the six months ended June 30, 2011 the net loss associated with the macro hedge program is primarily due to foreign currency movements and a higher equity market valuation.
•
For the six months ended June 30, 2011 the net loss associated with the Japan variable annuity hedging instruments is primarily due to the Japanese yen currency movements in comparison to the euro and the U.S. dollar.

•
For the three months ended June 30, 2011 the loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives is primarily a result of a general decrease in long-term interest rates. For the six months ended June 30, 2011 the gain related to the combined GMWB hedging program is primarily due to a lower implied market volatility and outperformance of the underlying actively managed funds as compared to their respective indices.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
For the three and six months ended June 30, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•	The net gain associated with the macro hedge program was primarily due to lower equity market valuation and appreciation of the Japanese yen.
•	The net gain on the Japanese fixed annuity hedging instruments was primarily due to the U.S. dollar weakening in comparison to the Japanese yen.
•
The net gain for the three months ended June 30, 2010, related to the Japan 3 Win hedging derivatives was primarily due to the U.S. dollar weakening in comparison to the Japanese yen, partially offset by the decrease in long-term interest rates.

•
The net loss on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decline in the Japan equity markets, a decrease in Japan interest rates, and an increase in Japan equity market volatility, partially offset by the impact of credit standing.

•
The loss related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives was primarily driven by higher implied market volatility and a general decrease in long-term interest rates.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2011 and December 31, 2010.

As of June 30, 2011
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,029	$(1)	3 years	Corporate Credit/ Foreign Gov.	A+	$936	$(42)
Below investment grade risk exposure	130	(4)	3 years	Corporate Credit	B+	114	(6)
Basket credit default swaps [4]
Investment grade risk exposure	2,065	1	3 years	Corporate Credit	BBB+	1,221	(9)
Investment grade risk exposure	353	(42)	6 years	CMBS Credit	A-	353	42
Below investment grade risk exposure	477	(349)	4 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	262	6 years	Corporate Credit	BB+	—	—

Total	$4,379	$(109)				$2,624	$(15)

As of December 31, 2010
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,038	$(6)	3 years	Corporate Credit/Foreign Gov.	A+	$945	$(36)
Below investment grade risk exposure	151	(6)	3 years	Corporate Credit	BB-	135	(11)
Basket credit default swaps [4]
Investment grade risk exposure	2,064	(7)	4 years	Corporate Credit	BBB+	1,155	(7)
Investment grade risk exposure	352	(32)	6 years	CMBS Credit	A-	352	32
Below investment grade risk exposure	667	(334)	4 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	25	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	325	286	6 years	Corporate Credit	BB	—	—

Total	$4,622	$(74)				$2,587	$(22)

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

[4]
Includes $2.4 billion and $2.6 billion as of June 30, 2011 and December 31, 2010, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $478 and $467 as of June 30, 2011 and December 31, 2010, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	2011	2010
Balance, January 1	$4,949	$5,779
Deferred costs	249	254
Amortization — DAC	(264)	(179)
Amortization — Unlock benefit (charge), pre-tax	2	(17)
Amortization — DAC from discontinued operations	—	(7)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(63)	(781)
Effect of currency translation	(1)	(4)

Balance, June 30	$4,872	$5,045

The most significant contributor to the Unlock charge recorded during the six months ended June 30, 2010 was actual separate account returns being below the Company’s aggregated estimated return.
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

		UL Secondary
	GMDB	Guarantees
Liability balance as of January 1, 2011	$1,115	$113
Incurred	134	27
Paid	(122)	—
Unlock	(64)	—

Liability — gross, as of June 30, 2011	1,063	140

Reinsurance Recoverable— as of January 1, 2011	$686	$30
Incurred	65	5
Paid	(65)	—
Unlock	(27)	—

Reinsurance Recoverable — as of June 30, 2011	659	35

		UL Secondary
	GMDB	Guarantees
Liability balance as of January 1, 2010	$1,304	$76
Incurred	145	20
Paid	(182)	—
Unlock	111	—

Liability — gross, as of June 30, 2010	$1,378	$96

Reinsurance Recoverable— as of January 1, 2010	$802	$22
Incurred	75	4
Paid	(93)	—
Unlock	52	—

Reinsurance Recoverable — as of June 30, 2010	$836	$26

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2011:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type
			Retained Net
	Account	Net amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”) [8]	(“NAR”) [9]	(“RNAR”) [9]	Annuitant
MAV only	$24,081	$4,765	342	68
With 5% rollup [2]	1,648	416	29	68
With Earnings Protection Benefit Rider (“EPB”) [3]
Benefit Rider (“EPB”) [3]	6,228	747	20	65
With 5% rollup & EPB	685	142	6	68

Total MAV	32,642	6,070	397
Asset Protection Benefit (APB) [4]	26,268	1,820	353	65
Lifetime Income Benefit (LIB) — Death Benefit [5]	1,252	53	16	64
Reset [6] (5-7 years)	3,584	193	100	68
Return of Premium [7] /Other	23,557	462	131	65

Subtotal U.S. GMDB [8]	87,303	$8,598	997	66
Less: General Account Value with U.S. GMBD	7,008

Subtotal Separate Account Liabilities with GMDB	80,295
Separate Account Liabilities without U.S. GMDB	77,178

Total Separate Account Liabilities	$157,473

Japan GMDB [10], [11]	$17,614	$3,975	$—	67
Japan GMIB [10], [11]	$16,856	$3,667	$—	67

(1)	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

(10)
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $20.5 billion and $19.6 billion as of June 30, 2011 and 2010, respectively. The GRB related to the Japan GMAB and GMWB was $556 and $536 as of June 30, 2011 and 2010, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of June 30, 2011, 100% of RNAR is reinsured to an affiliate. See Note 10 of the Notes to Condensed Consolidated Financial statements.

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
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	June 30, 2011	December 31, 2010
Equity securities (including mutual funds)	$72,395	$75,601
Cash and cash equivalents	7,900	8,365

Total	$80,295	$83,966

As of June 30, 2011 and December 31, 2010, approximately 16% and 15%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 84% and 85%, respectively, were invested in equity securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Sales Inducements
Changes in deferred sales inducement activity were as follows for the six months ended June 30:

	2011	2010
Balance, January 1	$197	$194
Sales inducements deferred	3	5
Unlock charge, pre-tax	—	(1)
Amortization charged to income	(9)	(3)

Balance, June 30	$191	$195

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
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between the Company and the mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. In addition, plaintiff in the New Jersey action also seeks recovery of lost earnings. The Company disputes the allegations and has moved to dismiss both actions.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2011, is $275. Of this $275, the legal entities have posted collateral of $261 in the normal course of business. Based on derivative market values as of June 30, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $41 to be posted as collateral. Based on derivative market values as of June 30, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would not require additional collateral to be posted beyond the $41 noted above. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense $7 and $6 for the three months ended June 30, 2011 and 2010 and $14 and $14 for the six months ended June 30, 2011 and 2010, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $3 and $2 for the three months ended June 30, 2011 and 2010 and $5 and $5 for the six months ended June 30, 2010 and 2011, respectively. The Company did not capitalize any cost of stock-based compensation.
10. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased non-contingent and contingent life group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2011 and December 31, 2010 the Company had $53 of reserves for claim annuities purchased by affiliated entities. The Company recorded intercompany claim annuity earned premiums of $1 and $12 for the three months ended June 30, 2011 and June 30, 2010, and $4 and $35 for the six months ended June 30, 2011 and June 30, 2010, respectively. In the fourth quarter of 2008, The Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, Hartford Life sold fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product was written by the HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of June 30, 2011 and December 31, 2010, $2.6 billion and $2.7 billion, respectively, of the account value had been assumed by the Company.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders and the GMDB riders on covered contracts that have an associated GMIB rider issued by HLIKK on its variable annuity business. The reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005. This agreement contains a tiered reinsurance premium structure. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at June 30, 2011 and December 31, 2010 is $2.3 billion and $2.6 billion, respectively.
In addition to this agreement, HLAI has two additional reinsurance agreements with HLIKK, one to assume 100% of the GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The second agreement is for HLAI to assume 100% of the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The GMAB, GMIB and GMWB reinsurance is accounted for as freestanding derivatives at fair value. The fair value of the GMWB and GMAB was a liability of $17 and $0 at June 30, 2011 and $21 and $1 at December 31, 2010, respectively. The Reinsurance Agreement for GMDB business is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance and net amount at risk for the assumed GMDB reinsurance was $48 and $4.0 billion at June 30, 2011 and $54 and $4.1 billion at December 31, 2010, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Transactions with Affiliates (continued)
Effective November 1, 2010, HLAI entered into a reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly-owned subsidiary of HLAI. Through this agreement, HLL agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force GMWB and GMDB riders issued by HLL on its variable annuity business. While the form of the agreement between HLAI and HLL for GMWB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMWB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMWB liability at June 30, 2011 is $22 and $21 at December 31, 2010.
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
For the six months ending June 30, 2011 the impact of this transaction was a decrease to earnings of $84 after-tax. Included in this amount are net realized capital losses of $492, which represents the change in valuation of the derivative, associated with this transaction. In addition, the balance sheet of the Company reflects a modco reinsurance (payable)/recoverable, a deposit liability as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $229, $549, $1.5 billion and $(864), $78, and $1.7 billion at June 30, 2011 and December 31, 2010, respectively.
The following table illustrates the transaction’s impact on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Earned premiums	$(16)	$(13)	$(32)	$(25)
Net realized (losses) gains	69	1,310	(492)	930

Total revenues	53	1,297	(524)	905
Benefits, losses and loss adjustment expenses	(11)	(8)	(24)	(17)
Insurance operating costs and other expenses	91	1,033	(376)	834

Total expenses	(80)	1,025	(400)	817
(Loss) income before income taxes	(27)	272	(124)	88
Income tax (benefit) expense	(7)	95	(40)	31

Net (loss) gain	$(20)	$177	$(84)	$57

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Discontinued Operations
The results of Hartford Investments Canada Corporation (“HICC”) and Hartford Advantage Investment, Ltd. (“HAIL”) are reported in discontinued operations. HICC is included in the Mutual Funds reporting segment and HAIL is included in the Global Annuity reporting segment.
The following table presents the combined amounts for HICC and HAIL which have been reflected in discontinued operations in the Condensed Consolidated Statements of Operations.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Revenues
Fee income and other	$9	$18

Total revenues	9	18

Benefits, losses and expenses
Amortization of deferred policy acquisition costs and present value of future profits	3	7
Insurance operating costs and other expenses	8	14

Total benefits, losses and expenses	11	21
Loss before income taxes	(2)	(3)
Income tax benefit	(1)	(1)

Loss from discontinued operations, net of tax	$(1)	$(2)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of June 30, 2011, and its results of operations for the three and six months ended June 30, 2011 compared to the equivalent 2010 periods. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2010 Form 10-K Annual Report.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Fee income and other	$977	$951	3%	$1,954	$1,902	3%
Earned premiums	54	62	(13%)	120	117	3%
Net investment income (loss)
Securities available-for-sale and other	665	690	(4%)	1,325	1,327	—
Equity securities, trading [1]	20	(105)	NM	44	13	NM

Total net investment income	685	585	17%	1,369	1,340	2%
Net realized capital gains (losses)	56	605	(91%)	(490)	91	NM

Total revenues	1,772	2,203	(20%)	2,953	3,450	(14%)
Benefits, losses and loss adjustment expenses	748	851	(12%)	1,476	1,578	(6%)
Benefits, losses and loss adjustment expenses — returns credited on international unit — linked bonds and pension products [1]	20	(105)	NM	43	13	NM
Amortization of deferred policy acquisition costs and present value of future profits	157	131	20%	262	195	34%
Insurance operating costs and other expenses	577	1,510	(62%)	596	1,837	(68%)
Dividends to policyholders	3	5	(40%)	5	7	(29%)

Total benefits, losses and expenses	1,505	2,392	(37%)	2,382	3,630	(34%)
Income (loss) from continuing operations before income taxes	267	(189)	NM	571	(180)	NM
Income tax expense (benefit)	(57)	(105)	46%	8	(89)	NM

Income (loss) from continuing operations, net of tax	324	(84)	NM	563	(91)	NM
Loss from discontinued operations, net of tax	—	(1)	100%	—	(2)	100%

Net income (loss)	324	(85)	NM	563	(93)	NM
Net income attributable to the noncontrolling interest	1	3	(67%)	2	5	(60%)

Net income (loss) attributable to Hartford Life Insurance Company	$323	$(88)	NM	$561	$(98)	NM

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting the international unit-linked bonds and pension products business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
Net income increased for the three and six months June 30, 2011 as a result of favorable fee income, realized capital gains, and lower benefits, losses and loss adjustment expense in 2011, partially offset by the unfavorable impact to earnings from the affiliate modco reinsurance agreement.
Net realized losses, excluding the impacts of the modco reinsurance agreement, declined by $692 and $841 for the three and six months ended June 30, 2011 compared 2010 for a net realized loss of $13 and net realized gain of $2, respectively. These improvements were primarily due to lower OTTI losses and valuation allowance on mortgage loans.
The affiliate modco reinsurance agreement decreased earnings by $197 and $141 for the three and six months ended June 30, 2011 compared to 2010 for a net loss of $20 and $84, respectively. The most significant fluctuations of the modco agreement were net realized capital losses and insurance operating costs and other expenses. For further discussion on the affiliate modco reinsurance agreement see Note 10 of the Notes Condensed Consolidated Financial Statements.
Income tax expense (benefit) includes a $56 income tax benefit for the release of the income tax valuation allowance associated with investment realized capital losses for the three and six months ended June 30, 2011 compared to a $56 tax expense for the six months ended June 30, 2010 related to the recording of the income tax valuation allowance associated with investment realized capital losses. Also included in the income tax expense (benefit) for the three months ended June 30, 2011 is a $52 income tax benefit related to a resolution of a tax matter with the Internal Revenue Service (“IRS”) for the computation of dividends received deduction for years 1998, 2000 and 2001. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

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
Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2010 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for June 30, 2011 results.

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
The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the three months ended June 30, 2011 and 2010 was as follows:

	Global Annuity		Life Insurance		Retirement Plans		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$(4)	$(17)	$(3)	$(8)	$(5)	$(5)	$—	$—	$(12)	$(30)
SIA	—	(1)	—	—	—	—	—	—	—	(1)
URR	—	—	1	5	—	—	—	—	1	5
Death and Other Insurance Benefit Reserves	7	(47)	—	—	—	—	(2)	(4)	5	(51)

Total	$3	$(65)	$(2)	$(3)	$(5)	$(5)	$(2)	$(4)	$(6)	$(77)

The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the six months ended June 30, 2011 and 2010 was as follows:

	Global Annuity		Life Insurance		Retirement Plans		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$7	$(3)	$(4)	$(6)	$(1)	$(4)	$—	$—	$2	$(13)
SIA	—	—	—	—	—	—	—	—	—	—
URR	—	—	1	6	—	—	—	—	1	6
Death and Other Insurance Benefit Reserves	23	(29)	—	—	—	—	—	(2)	23	(31)

Total	$30	$(32)	$(3)	$—	$(1)	$(4)	$—	$(2)	$26	$(38)

The most significant contributor to the Unlock (charge) benefit recorded during the three and six months ended June 30, 2011 and 2010 was attributed to actual separate account returns being (below) above the estimated separate account return.
An Unlock revises EGPs, on a quarterly basis, to reflect market the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of June 30, 2011, the margin between the DAC balance and the present value of future EGPs was 9% for U.S. individual variable annuities, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Goodwill Impairment
The Company completed its annual goodwill assessment for the individual reporting units as of January 1, 2011, which resulted in no write-downs of goodwill in 2011. The reporting units passed the first step of their annual impairment tests with significant margins.

INVESTMENT RESULTS
Composition of Invested Assets

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$44,993	77.9%	$44,834	78.7%
Fixed maturities, at fair value using the fair value option	1,216	2.1%	639	1.1%
Equity securities, AFS, at fair value	432	0.7%	340	0.6%
Mortgage loans	3,787	6.6%	3,244	5.7%
Policy loans, at outstanding balance	2,135	3.7%	2,128	3.7%
Limited partnerships and other alternative investments	893	1.5%	838	1.5%
Other investments [1]	763	1.3%	1,461	2.6%
Short-term investments	3,597	6.2%	3,489	6.1%

Total investments excluding equity securities, trading	57,816	100.0%	56,973	100.0%
Equity securities, trading, at fair value [2]	2,227		2,279

Total investments	$60,043		$59,252

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the Global Annuity-International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2010 primarily due to increases in fixed maturities at fair value using the fair value option (“FVO”), mortgage loans and fixed maturities, AFS, partially offset by declines in other investments. The increase in fixed maturities, FVO, related to purchases of foreign government securities to support yen-based fixed annuity liabilities, and the increase in mortgage loans related to the funding of commercial whole loans. Additionally, the increase in fixed maturities, AFS, was largely the result of improved security valuations as a result of declining interest rates and credit spread tightening. The decline in other investments primarily related to decreases in value of derivatives.
Net Investment Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$494	4.5%	$501	4.5%	$980	4.4%	$992	4.5%
Equity securities, AFS	3	3.6%	3	3.4%	6	3.6%	7	3.6%
Mortgage loans	50	5.5%	49	5.4%	97	5.5%	100	5.2%
Policy loans	34	6.4%	34	6.4%	66	6.2%	67	6.3%
Limited partnerships and other alternative investments	44	21.7%	50	27.1%	96	23.6%	57	15.4%
Other [3]	58		68		116		134
Investment expense	(18)		(15)		(36)		(30)

Total securities AFS and other	665	4.8%	690	4.9%	1,325	4.8%	1,327	4.7%
Equity securities, trading	20		(105)		44		13

Total net investment income	$685		$585		$1,369		$1,340

Total securities, AFS and other excluding limited partnerships and other alternative investments	$621	4.5%	$640	4.6%	$1,229	4.5%	$1,270	4.5%

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

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
For the three months ended, total net investment income improved due to increases in equity securities, trading, resulting from improved market performance of the underlying investment funds supporting the European variable annuity product. The increase was partially offset by lower income on fixed maturities resulting from a lower interest rate environment and lower limited partnership and other alternative investment returns. For the six months ended, total net investment income improved due to strong limited partnership and other alternative investment returns, specifically within private equity funds, as well as increases in equity securities, trading, from improved market performance of the underlying investment funds supporting the European variable annuity product. The increase was partially offset by lower income on fixed maturities resulting from a lower interest rate environment. Based on the current interest rate and credit environment, the Company expects the new investment purchase yield to approximate the yield of those securities maturing in 2011. Therefore, the Company expects the 2011 portfolio yield, excluding limited partnership investments, to remain stable.
Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2011	2010	2011	2010
Gross gains on sales	$172	$234	$201	$305
Gross losses on sales	(59)	(54)	(133)	(115)
Net OTTI losses recognized in earnings	(11)	(89)	(50)	(226)
Valuation allowance on mortgage loans	27	(39)	25	(111)
Japanese fixed annuity contract hedges, net [1]	6	27	(11)	11
Periodic net coupon settlements on credit derivatives/Japan	—	—	(4)	(4)
Results of variable annuity hedge program
GMWB derivatives, net	(35)	(405)	28	(283)
Macro hedge program	(16)	397	(330)	233

Total results of variable annuity hedge program	(51)	(8)	(302)	(50)
GMIB/GMAB/GMWB reinsurance	(5)	(671)	336	(556)
Coinsurance and modified coinsurance reinsurance contracts	18	1,222	(496)	843
Other, net	(41)	(17)	(56)	(6)

Net realized capital gains (losses)	$56	$605	$(490)	$91

[2]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the European fixed annuity product liability adjustment for changes in the dollar/euro exchange spot rate, as well as Europe FVO securities.

Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•    Gross gains and losses on sales for the three and six months ended June 30, 2011 were predominately from sales of investment grade corporate securities and CMBS as the Company continues to reduce its commercial real estate exposure. Additionally, net gains on sales for the six months ended June 30, 2011 included losses on sales of U.S. Treasuries.

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
Variable annuity hedge program
•    The loss on GMWB related derivatives, net, for the three months ended June 30, 2011 was primarily due to a change in long-term interest rates that resulted in a charge of $39. The gain on GMWB related derivatives, net, for the six months ended June 30, 2011 was primarily due to a gain of $33 resulting from lower implied market volatility and a gain of $29 resulting from the outperformance of the underlying actively managed funds as compared to their respective indices. The loss on the macro hedge program for the three months and six months ended June 30, 2011 was primarily the result of foreign currency movements and a higher equity market valuation.

•    The loss on GMWB derivatives, net, for the three and six months ended June 30, 2010 was primarily due to losses on higher implied market volatility of $196 and $82, respectively, and losses due to a general decrease in long-term interest rates of $192 and $214, respectively. The net gain on the macro hedge program was primarily the result of lower equity market valuation, appreciation of the Japanese yen.

Other, net
•    Other, net loss for the three months ended June 30, 2011 was primarily due to losses of $23 on credit derivatives due to credit spread widening and losses of $16 on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S. interest rates. Other, net loss for the six months ended June 30, 2011 was primarily due to losses of $56 related to Japan variable annuity hedges driven by foreign currency movements and losses of $32 on Japan 3Win foreign currency swaps primarily due to a decrease in long-term U.S. interest rates. These losses were partially offset by gains of $27 on credit derivatives due to credit spread tightening.

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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2011, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $40. Based on the contractual terms of certain collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2011, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	June 30, 2011			December 31, 2010
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$5,243	$5,272	11.8%	$6,074	$6,040	13.5%
AAA	4,564	4,682	10.4%	5,175	5,216	11.6%
AA	6,189	6,096	13.5%	6,560	6,347	14.2%
A	12,805	13,195	29.3%	12,396	12,552	28.1%
BBB	12,793	13,138	29.2%	11,878	12,059	26.8%
BB & below	3,172	2,610	5.8%	3,240	2,620	5.8%

Total fixed maturities	$44,766	$44,993	100.0%	$45,323	$44,834	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to net purchases of investment grade corporate securities concentrated in high quality industrial, utility and financial services issuers, partially offset by sales of U.S. Treasuries as the Company continues to reinvest in spread product. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.
Securities by Type

	June 30, 2011					December 31, 2010
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$1,863	17	(157)	1,723	3.8%	$1,761	$14	$(199)	$1,576	3.5%
Small business	371	—	(112)	259	0.6%	369	—	(125)	244	0.5%
Other	317	26	(12)	331	0.7%	265	15	(32)	248	0.6%
CDOs
Collateralized loan obligations (“CLOs”)	1,667	1	(111)	1,557	3.5%	1,713	—	(151)	1,562	3.5%
CREs	482	—	(165)	317	0.7%	562	—	(228)	334	0.7%
Other	3	—	—	3	—	3	—	—	3	—
CMBS
Agency backed [1]	327	10	(1)	336	0.7%	295	5	(2)	298	0.7%
Bonds	3,887	97	(199)	3,785	8.4%	4,519	91	(383)	4,227	9.4%
Interest only (“IOs”)	392	44	(15)	421	0.9%	469	50	(16)	503	1.1%
Corporate
Basic industry [2]	2,197	135	(31)	2,300	5.1%	2,006	127	(20)	2,113	4.7%
Capital goods	2,120	162	(14)	2,268	5.0%	2,095	154	(15)	2,234	5.0%
Consumer cyclical	1,297	82	(6)	1,373	3.1%	1,259	79	(8)	1,330	3.0%
Consumer non-cyclical	4,153	307	(19)	4,441	9.9%	4,262	316	(25)	4,553	10.2%
Energy	2,581	193	(9)	2,765	6.1%	2,421	167	(14)	2,574	5.7%
Financial services	5,451	212	(252)	5,411	12.0%	4,999	189	(345)	4,843	10.8%
Tech./comm.	2,772	191	(36)	2,927	6.5%	2,844	188	(45)	2,987	6.7%
Transportation	822	51	(5)	868	1.9%	845	56	(9)	892	2.0%
Utilities	5,096	285	(43)	5,338	11.9%	4,661	259	(40)	4,880	10.9%
Other [2]	454	5	(13)	420	0.9%	542	10	(17)	509	1.1%
Foreign govt./govt. agencies	948	70	(5)	1,013	2.3%	963	48	(9)	1,002	2.2%
Municipal
Taxable	1,218	20	(96)	1,142	2.5%	1,149	7	(124)	1,032	2.3%
Tax-exempt	6	1	—	7	0.2%	—	—	—	—	—
Residential mortgage-backed securities (“RMBS”)
Agency	2,427	95	(3)	2,519	5.6%	2,908	78	(16)	2,970	6.6%
Non-agency	56	—	(1)	55	0.1%	64	—	(2)	62	0.1%
Alt-A	111	—	(17)	94	0.2%	144	—	(18)	126	0.3%
Sub-prime	1,259	3	(359)	903	2.0%	1,334	1	(375)	960	2.1%
U.S. Treasuries	2,489	10	(82)	2,417	5.4%	2,871	11	(110)	2,772	6.3%

Fixed maturities, AFS	44,766	2,017	(1,763)	44,993	100.0%	45,323	1,865	(2,328)	44,834	100.0%
Equity securities
Financial services	131	—	(31)	100		151	—	(40)	111
Other	295	40	(3)	332		169	61	(1)	229

Equity securities, AFS	426	40	(34)	432		320	61	(41)	340

Total AFS securities	$45,192	$2,057	$(1,797)	$45,425		$45,643	$1,926	$(2,369)	$45,174

Fixed maturities, FVO				$1,216					$639

[1]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The Company continues to reallocate to investment grade corporate securities concentrated in high quality industrial, utility and financial services issuers, while reducing its exposure to U.S. Treasuries, commercial real estate and subordinated financial services securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to declining interest rates and credit spread tightening. Fixed maturities, FVO, represents securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of these securities is primarily high quality corporate bonds and CRE CDOs. For further discussion on fair value option securities, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Included in the table above is the Company’s gross European exposure with an amortized cost and fair value of $4.9 billion and $5.2 billion, respectively, as of June 30, 2011 and $5.3 billion and $5.5 billion, respectively, as of December 31, 2010. Approximately 72% of this exposure largely relates to corporate entities, primarily utility and industrial, which are domiciled in or generated a significant portion of their revenue within the United Kingdom, the Netherlands, Switzerland and Germany, the majority of which is US dollar-denominated. The securities that are euro-denominated are hedged to US dollars or support foreign-denominated liabilities. Included in the Company’s gross European exposure were investments in Greece, Ireland, Italy, Portugal and Spain (“GIIPS”) with an amortized cost and fair value of $503 and $497, respectively, as of June 30, 2011 and $607 and $596, respectively, as of December 31, 2010. The Company holds less than $1 of corporate securities of companies domiciled in Greece. Additionally, the Company does not hold any sovereign debt exposure in GIIPS.
Financial Services
The Company’s exposure to the financial services sector is predominantly through banking institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	June 30, 2011			December 31, 2010
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$205	$212	$7	$157	$162	$5
AA	1,524	1,538	14	1,472	1,480	8
A	2,679	2,631	(48)	2,496	2,381	(115)
BBB	1,048	1,011	(37)	885	809	(76)
BB & below	126	119	(7)	140	122	(18)

Total	$5,582	$5,511	$(71)	$5,150	$4,954	$(196)

Financial companies continued to stabilize in 2011 due to positive earnings performance, continued improvement in asset quality and fewer loan defaults. However, during the second quarter, spread volatility in the financial sector intensified on heightened concerns around Greece and other European sovereign risks, uncertainty around additional capital requirements under Basel III and a weaker U.S. macroenvironment. Financial institutions remain vulnerable to ongoing stress in the real estate markets including high unemployment and global economic uncertainty, which could adversely impact the Company’s net unrealized position.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals, such as increases in market pricing, more readily available financing and new issuances. Although credit spreads tightened significantly during the first quarter, they were adversely impacted during the second quarter as the market reacted to an oversupply of sub-prime securities sold by the government. Additionally, delinquencies still remain at historically high levels but are expected to move lower in late 2011.
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
CMBS — Bonds [1]
June 30, 2011

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$321	$328	$54	$54	$32	$31	$20	$19	$26	$25	$453	$457
2004	245	260	28	29	33	32	38	37	6	5	350	363
2005	312	327	45	43	65	61	155	138	69	62	646	631
2006	439	460	317	310	260	257	317	296	406	360	1,739	1,683
2007	117	125	44	45	56	54	234	193	111	96	562	513
2008	—	—	—	—	30	32	—	—	—	—	30	32
2010	6	6	—	—	—	—	—	—	—	—	6	6
2011	101	100	—	—	—	—	—	—	—	—	101	100

Total	$1,541	$1,606	$488	$481	$476	$467	$764	$683	$618	$548	$3,887	$3,785

Credit protection		28.5%		26.8%		19.3%		17.7%		9.2%		22.0%

December 31, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$545	$558	$65	$64	$33	$32	$14	$13	$18	$16	$675	$683
2004	287	302	25	24	39	35	27	22	6	5	384	388
2005	335	347	48	43	138	115	112	94	74	59	707	658
2006	703	728	509	481	183	159	322	266	335	262	2,052	1,896
2007	187	196	116	93	45	35	137	104	186	143	671	571
2008	30	31	—	—	—	—	—	—	—	—	30	31

Total	$2,087	$2,162	$763	$705	$438	$376	$612	$499	$619	$485	$4,519	$4,227

Credit protection		29.7%		22.9%		12.3%		14.1%		7.6%		21.8%

[1]	The vintage year represents the year the pool of loans was originated.
The Company has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $482 and $317, respectively, as of June 30, 2011 and $562 and $334, respectively, as of December 31, 2010. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impacts market liquidity and results in higher risk premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of June 30, 2011, loans within the Company’s mortgage loan portfolio have had minimal extensions or restructurings other than what is allowable under the original terms of the contract.
Commercial Mortgage Loans

	June 30, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$136	$(6)	$130	$182	$(5)	$177
Whole loans	3,141	(15)	3,126	2,479	(16)	2,463
A-Note participations	237	—	237	288	—	288
B-Note participations	180	(5)	175	195	(5)	190
Mezzanine loans	126	(7)	119	162	(36)	126

Total	$3,820	$(33)	$3,787	$3,306	$(62)	$3,244

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Since December 31, 2010, the Company funded $703 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 64% and a weighted average yield of 4.63%. The Company continues to originate commercial whole loans in primary markets, focusing on loans with strong LTV ratios and high quality property collateral. As of June 30, 2011, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $64 and $4, respectively.

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

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Hedge funds	$27	3.0%	$33	4.0%
Mortgage and real estate funds	197	22.1%	161	19.2%
Mezzanine debt funds	61	6.8%	68	8.1%
Private equity and other funds	608	68.1%	576	68.7%

Total	$893	100.0%	$838	100.0%

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $1.8 billion as of June 30, 2011, which is an improvement of $572, or 24%, from December 31, 2010 as interest rates declined and credit spreads tightened. As of June 30, 2011, $826 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $1.0 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $214 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. Although many of these securities improved in price during the quarter, the unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of June 30, 2011 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk Section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	June 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss [1]
Three months or less	524	$4,076	$3,988	$(88)	200	$6,892	$6,631	$(257)
Greater than three to six months	68	446	422	(24)	219	353	335	(17)
Greater than six to nine months	219	2,418	2,272	(141)	60	293	269	(24)
Greater than nine to eleven months	22	224	210	(14)	82	127	115	(12)
Twelve months or more	834	9,312	7,760	(1,530)	1,024	10,769	8,689	(2,059)

Total	1,667	$16,476	$14,652	$(1,797)	1,585	$18,434	$16,039	$(2,369)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	June 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	69	$628	$485	$(143)	47	$433	$322	$(111)
Greater than three to six months	7	19	14	(5)	15	126	97	(29)
Greater than six to nine months	21	190	136	(54)	24	155	107	(48)
Greater than nine to eleven months	5	55	42	(13)	9	20	16	(4)
Twelve months or more	231	2,054	1,298	(756)	342	3,547	2,244	(1,303)

Total	333	$2,946	$1,975	$(971)	437	$4,281	$2,786	$(1,495)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	June 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	14	$38	$17	$(21)	15	$25	$11	$(14)
Greater than three to six months	10	8	4	(4)	4	2	1	(1)
Greater than six to nine months	9	16	6	(10)	11	64	28	(36)
Greater than nine to eleven months	—	—	—	—	—	—	—	—
Twelve months or more	58	324	110	(214)	88	635	233	(402)

Total	91	$386	$137	$(249)	118	$726	$273	$(453)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
ABS	$1	$5	$8	$5
CRE CDOs	—	27	10	89
CMBS
Bonds	4	30	4	90
IOs	2	—	2	—
Corporate	3	2	15	2
Equity	—	4	7	5
RMBS
Non-agency	—	1	—	1
Alt-A	—	6	—	8
Sub-prime	—	14	3	26
Other	1	—	1	—

Total	$11	$89	$50	$226

Three and six months ended June 30, 2011
For the three and six months ended June 30, 2011, impairments recognized in earnings were comprised of credit impairments of $7 and $39, respectively, impairments on equity securities of $0 and $7, respectively, and securities that the Company intends to sell of $4 for both periods.
Credit impairments were primarily concentrated in structured securities associated with commercial real estate, as well as direct private equity investments. The structured securities were impaired primarily due to continued property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three and six months ended June 30, 2011 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.

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
Impairments on securities for which the Company has the intent to sell consisted of CMBS bonds as market pricing continues to improve and the Company would like the ability to reduce its exposure to certain commercial real estate investments.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $7 and $57, respectively, for the three and six months ended June 30, 2011, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic security-specific risk.
Three and six months ended June 30, 2010
For the three and six months ended June 30, 2010, impairments recognized in earnings were comprised of credit impairments of $85 and $221, respectively, primarily concentrated in CMBS bonds and CRE CDOs due to continued property-specific deterioration of the underlying collateral and increased delinquencies. Also included were impairments on equity securities of $4 and $5, respectively.
Valuation Allowances on Mortgage Loans
The following table presents (additions) and reductions to valuation allowances on mortgage loans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Credit-related concerns	$27	$(35)	$27	$(43)
Held for sale
Agricultural loans	—	(3)	(2)	(7)
B-note participations	—	—	—	(10)
Mezzanine loans	—	(1)	—	(51)

Total	$27	$(39)	$25	$(111)

For the three and six months ended June 30, 2011, positive valuation allowances on mortgage loans were related to the release of a reserve associated with the sale of a previously reserved for mezzanine loan. Continued improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific risk.

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
Variable Product Equity Risk
The Company’s equity product risk is managed at the Life Operations level of the Hartford Financial Services Group (“HFSG”). The disclosures in the following equity product risk section are reflective of the risk management program, including reinsurance with third parties and the dynamic and macro derivative hedging programs which are structured at a parent company level. The following disclosures are also reflective of the Company’s reinsurance of the majority of variable annuities with living and death benefit riders to an affiliated captive reinsurer, effective October 1, 2009. See Note 10 of the Notes to the Condensed Consolidated Financial Statements for further information on the reinsurance transaction.
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
•
decrease the Company’s estimated future gross profits, see Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates for further information.

Generally, increases in equity markets will reduce the value of derivative assets used to provide a macro hedge on statutory surplus, resulting in realized capital losses during periods of market appreciation.

GMWB and Intercompany Reinsurance of GMWB, GMAB, and GMIB
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB rider. In the second quarter of 2009, the Company suspended all product sales in the U.K. Declines in the equity markets will increase the Company’s liability for these benefits. The Company reinsures a majority of the GMWB benefits with an affiliated captive reinsurer. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of June 30, 2011 and December 31, 2010, 23% and 44%, respectively, of all unreinsured U.S GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after internal and external reinsurance, as of June 30, 2011 and December 31, 2010, was $0.2 billion and $1.0 billion, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an ‘in the money’ GMWB at their death or their account value is reduced to a specified minimum level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $3.2 billion. For additional information on the Company’s GMWB liability, see Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
GMDB and Intercompany Reinsurance of GMDB
The majority of the Company’s variable annuity contracts include a GMDB rider. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer and an external reinsurer. Declines in the equity market will increase the Company’s liability GMDB riders. The Company’s total gross exposure (i.e. before reinsurance) to U.S. GMDBs as of June 30, 2011 and December 31, 2010 is $8.6 billion and $10.7 billion, respectively. The Company will incur these payments in the future only if the policyholder has an ‘in-the-money’ GMDB at their time of death. As of June 30, 2011 and December 31, 2010, 62% and 56%, respectively, of all unreinsured U.S. GMDB in-force contracts were ‘in the money’. As of June 30, 2011, of the remaining net amount at risk for the GMDB benefit after the Company’s 63% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. As of December 31, 2010, of the remaining net amount at risk for GMDB benefit after the Company’s 60% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) referred to as the retained net amount at risk is $1.0 billion and $1.4 billion, as of June 30, 2011 and December 31, 2010, respectively. For additional information on the Company’s GMDB liability, see Note 6 of the Notes to Condensed Consolidated Financial Statements.
The Company enters into various reinsurance agreements to reinsure GMDB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and in the fourth quarter the company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note10 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Variable Product Equity Risk Management
Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantee [1]	U.S. GAAP Treatment [1]	Market Risk Exposures [1]
U.S. GMDB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
Japan GMDB (Assumed)	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels/ Interest Rates / Foreign Currency
GMWB	Fair Value	Equity Market Levels/ Implied Volatility/ Interest Rates
For Life Component of GMWB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
Japan GMIB (Assumed)	Fair Value	Equity Market Levels/Interest Rate/Foreign Currency
GMAB (Assumed)	Fair Value	Equity Market Levels/ Implied Volatility/ Interest Rates

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.
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
The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures displayed above by variable annuity guarantees, as of June 30, 2011:

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
Macro Hedging
The Company’s macro hedging program uses derivative instruments such as options, futures, and forwards on equities, interest rates, and currencies to partially hedge the statutory tail scenario risk, arising from U.S., U.K. and Japan GMWB, GMDB, GMIB, and GMAB statutory liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. During the first quarter, the Company has decreased its currency protection and a small portion of its shorter term equity implied volatility coverage. The macro hedge program, which is designed to reduce statutory reserve and capital volatility, will result in additional U.S. GAAP earnings volatility as changes in the fair value of the macro hedge derivatives will not be closely aligned to changes in U.S. GAAP liabilities, since the macro hedge derivatives are marked to market and the non-fair value U.S. GAAP liabilities are not.
Hedging Impact
During the quarter ended June 30, 2011, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax loss of $30.3 primarily driven by the transfer of the increase of $23.0 in GMWB liabilities to an affiliated reinsurer and decreases in equity levels of approximately 2%, partially offset by strengthened yen by approximately 1.2% against the dollar and 0.5% against the Euro, and decreases in volatility of approximately 0.4%. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion.
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
The yen based fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. During 2009, the Company suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the June 30, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2011, is $275. Of this $275, the legal entities have posted collateral of $261 in the normal course of business. Based on derivative market values as of June 30, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $41 to be posted as collateral. Based on derivative market values as of June 30, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would not require additional collateral to be posted beyond the $41 noted above. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The aggregate notional amount of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 as of June 30, 2011 was $13.4 billion with a corresponding fair value of $290. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.8 billion and a fair value of $105, for which the Company has a contractual right to make a collateral payment in the amount of approximately $54 to prevent its termination.
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
As of June 30, 2011, the Company’s cash and short-term investments of $4.2 billion, included $1.3 billion of collateral received from, and held on behalf of, derivative counterparties and $195 of collateral pledged to derivative counterparties. The Company also held $2.4 billion of treasury securities, of which $261 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $58 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of June 30, 2011:

Fixed maturities	$46,209
Short-term investments	3,597
Cash	599
Less: Derivative collateral	(1,717)

Total	$48,688

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

As of
Contractholder Obligations	June 30, 2011
Total Contractholder obligations	$214,079
Less: Separate account assets [1]	(157,473)
International statutory separate accounts [1]	(2,186)

General account contractholder obligations	$54,420

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$20,418
Fixed MVA annuities [3]	10,150
International fixed MVA annuities	2,644
Guaranteed investment contracts (“GIC”) [4]	767
Other [5]	20,441

General account contractholder obligations	$54,420

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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $815 in dividends in 2011 without prior approval from the applicable insurance commissioner. For the six months ended June 30, 2011, the Company received dividends of $7 from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $676 in 2011. However, because the Company’s earned surplus was negative as of December 31, 2010, the Company is not permitted to pay any dividends to its parent in 2011 without prior approval from the Connecticut Insurance Commissioner. For the six months ended June 30, 2011, the Company did not pay dividends to its parent company.
Cash Flows

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$1,338	$948
Net cash provided by (used for) investing activities	$(849)	$487
Net cash used for financing activities	$(409)	$(1,752)
Cash — end of period	$599	$476
Net cash provided by operating activities increased due to higher fee income, along with the effect of the modco reinsurance agreement which resulted in lower insurance operating costs and other expenses.
Net cash used for investing activities in 2011 primarily relates to net purchases of fixed maturities, fair value option, of $530, net purchases of mortgage loans of $517, and net payments on derivatives of $226, partially offset by net proceeds from available-for-sale securities of $435. Net cash provided by investing activities in 2010 primarily relates to net proceeds from sales of mortgage loans of $991, net proceeds from derivatives of $484, partially offset by net purchases of available-for-sale securities of $1.1 billion.
Net cash used for financing activities in 2011 relates to net outflows on investment and universal life-type contracts of $395. Net cash used for financing activities in 2010 relates to net outflows on investment and universal life-type contracts of $1.1 billion and repayments of consumer notes of $683.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 28, 2011:

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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $6.2 billion as of June 30, 2011 and $5.8 billion as of December 31, 2010, respectively. The statutory surplus amount as of December 31, 2010 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2011, is an estimate, as the 2011 statutory filings have not yet been made.
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
While The Hartford expects to file an application to deregister as a savings and loan holding company in connection with the closing of the sale of our affiliate thrift subsidiary, Federal Trust Bank, in the fourth quarter of 2011, a number of provisions of the Dodd-Frank Act affect The Hartford due to The Hartford’s current status as a savings & loan holding company. For example, because of The Hartford’s status as a savings and loan holding company or if it is designated a systemically important institution, the Dodd-Frank Act may restrict The Hartford and its subsidiaries from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like our parent, control insured depository institutions, as well as additional regulation of compensation.

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
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2011.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between the Company and the mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and has moved to dismiss both actions.

Item 1A.	RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC

Item 6.	EXHIBITS
See Exhibits Index on page 80.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY
/s/ Beth A. Bombara
Beth A. Bombara
Chief Accounting Officer August 3, 2011

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011
EXHIBITS INDEX

Exhibit No.	Description

12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of David N. Levenson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of David G. Bedard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of David N. Levenson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of David G. Bedard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

[1]
Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.