Form 10-Q
period 2011-09-30
HARTFORD LIFE INSURANCE CO
filed 2011-11-02
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 27, 2011 there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant, all of which were directly owned by Hartford Life and Accident Insurance Company. The Hartford Financial Services Group, Inc. is the ultimate parent of the registrant.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Item	Description	Page

	Part I. FINANCIAL INFORMATION

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Statements of Operations — For the Three and Nine Months Ended September 30, 2011 and 2010	6

	Condensed Consolidated Balance Sheets — As of September 30, 2011 and December 31, 2010	7

	Condensed Consolidated Statements of Changes in Stockholder’s Equity — For the Nine Months Ended September 30, 2011 and 2010	8

	Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2011 and 2010	9

	Notes to Condensed Consolidated Financial Statements	10

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

3.	Quantitative and Qualitative Disclosures About Market Risk	74

4.	Controls and Procedures	74

	Part II. OTHER INFORMATION

1.	Legal Proceedings	75

1A.	Risk Factors	75

6.	Exhibits	75

	Signature	76

	Exhibits Index	77

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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2010 Form 10-K Annual Report, as well as in Part II, Item 1A, Risk Factors of this Form 10-Q. These important risks and uncertainties include:
•
challenges related to the Company’s current operating environment, including continuing uncertainty about strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus, and austerity initiatives, sovereign credit concerns, including the potential consequences associated with downgrades to the credit ratings of debt issued by the United States government, and other developments on financial, commodity and credit markets and consumer spending and investment;

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
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010 and statements of changes in stockholder’s equity, and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 2, 2011

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues
Fee income and other	$945	$923	$2,899	$2,825
Earned premiums	60	74	180	191
Net investment income (loss):
Securities available-for-sale and other	652	649	1,977	1,976
Equity securities, trading	(147)	146	(103)	159

Total net investment income	505	795	1,874	2,135

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(51)	(94)	(158)	(657)
OTTI losses recognized in other comprehensive income	9	21	66	358

Net OTTI losses recognized in earnings	(42)	(73)	(92)	(299)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	1,069	(490)	629	(173)

Total net realized capital gains (losses)	1,027	(563)	537	(472)

Total revenues	2,537	1,229	5,490	4,679

Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	938	697	2,414	2,275
Benefits, loss and loss adjustment expenses — returns credited on international unit-linked bonds and pension products	(146)	146	(103)	159
Amortization of deferred policy acquisition costs and present value of future profits	280	(81)	542	114
Insurance operating costs and other expenses	2,308	(75)	2,904	1,762
Dividends to policyholders	5	3	10	10

Total benefits, losses and expenses	3,385	690	5,767	4,320
Income (loss) from continuing operations before income taxes	(848)	539	(277)	359
Income tax expense (benefit)	(323)	160	(315)	71

Income (loss) from continuing operations, net of tax	(525)	379	38	288
Loss from discontinued operations, net of tax	—	(3)	—	(5)

Net income (loss)	(525)	376	38	283
Net income attributable to noncontrolling interest	(4)	2	(2)	7

Net income (loss) attributable to Hartford Life Insurance Company	$(521)	$374	$40	$276

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share data)	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $44,730 and $45,323) (includes variable interest entity assets, at fair value, of $154 and $406)	$46,103	$44,834
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $338 and $323)	1,314	639
Equity securities, trading, at fair value (cost of $1,923 and $2,061)	1,953	2,279
Equity securities, available-for-sale, at fair value (cost of $454 and $320)	416	340
Mortgage loans (net of allowance for loan losses of $24 and $62)	3,983	3,244
Policy loans, at outstanding balance	2,125	2,128
Limited partnerships, and other alternative investments (includes variable entity assets of $7 and $14)	1,340	838
Other investments	2,584	1,461
Short-term investments	4,949	3,489

Total investments	64,767	59,252
Cash	1,057	531
Premiums receivable and agents’ balances	63	67
Reinsurance recoverables	5,024	3,924
Deferred policy acquisition costs and present value of future profits	4,482	4,949
Deferred income taxes, net	1,716	2,138
Goodwill	470	470
Other assets	247	692
Separate account assets	143,913	159,729

Total assets	$221,739	$231,752

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,868	$11,385
Other policyholder funds and benefits payable	44,920	43,395
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	1,917	2,252
Consumer notes	349	382
Other liabilities (including variable interest entity liabilities of $469 and $422)	9,407	6,398
Separate account liabilities	143,913	159,729

Total liabilities	212,374	223,541
Commitments and Contingencies (Note 8)
Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	8,268	8,265
Accumulated other comprehensive income (loss), net of tax	739	(372)
Retained earnings	352	312

Total stockholder’s equity	9,365	8,211

Total liabilities and stockholder’s equity	$221,739	$231,752

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

			Accumulated Other Comprehensive Income
			(Loss)
			Net
			Unrealized	Net Gain On
			Capital	Cash Flow	Foreign
		Additional	Losses On	Hedging	Currency	Retained	Non-	Total
	Common	Paid-In	Securities,	Instruments,	Translation	Earnings	Controlling	Stockholder’s
(In millions)	Stock	Capital	Net of Tax	Net of Tax	Adjustments	(Deficit)	Interest	Equity
	(Unaudited)

Nine months ended September 30, 2011

Balance, December 31, 2010	$6	$8,265	$(569)	$265	$(68)	$312	$—	$8,211
Capital contributions from parent	—	3	—	—	—	—	—	3
Dividends declared	—	—	—	—	—	—	—	—
Change in noncontrolling interest ownership	—	—	—	—	—	—	2	2
Comprehensive income
Net income	—	—	—	—	—	40	(2)	38
Other comprehensive income (loss), net of tax
Net change in unrealized capital losses on securities	—	—	991	—	—	—	—	991
Net losses on cash flow hedging instruments	—	—	—	120	—	—	—	120
Cumulative translation adjustments	—	—	—	—	—	—	—	—

Total other comprehensive income (loss)	—	—	991	120	—	—	—	1,111

Total comprehensive income (loss)	—	—	991	120	—	40	(2)	1,149

Balance September 30, 2011	$6	$8,268	$422	$385	$(68)	$352	$—	$9,365

Nine months ended September 30, 2010

Balance, December 31, 2009	$6	$8,457	$(2,039)	$148	$(50)	$(287)	$61	$6,296
Cumulative effect of accounting changes, net of DAC and tax	—	—	172	—	—	(146)	—	26

Balance, January 1, 2010	6	8,457	(1,867)	148	(50)	(433)	61	6,322
Capital contributions from parent	—	3	—	—	—	—	—	3
Change in noncontrolling interest ownership	—	—	—	—	—	—	(68)	(68)
Comprehensive income
Net income (loss)	—	—	—	—	—	276	7	283
Other comprehensive income, net of tax
Net change in unrealized capital losses on securities	—	—	1,514	—	—	—	—	1,514
Net gains on cash flow hedging instruments	—	—	—	251	—	—	—	251
Cumulative translation adjustments	—	—	—	—	(20)	—	—	(20)

Total other comprehensive income (loss)	—	—	1,514	251	(20)	—	—	1,745

Total comprehensive income (loss)	—	—	1,514	251	(20)	276	7	2,028

Balance, September 30, 2010	$6	$8,460	$(353)	$399	$(70)	$(157)	$—	$8,285

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2011	2010
	(Unaudited)
Operating Activities
Net income (loss)	$38	$283
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	542	128
Additions to deferred policy acquisition costs and present value of future profits	(385)	(383)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	273	156
Reinsurance recoverables	(25)	(24)
Receivables and other assets	(150)	(106)
Payables and accruals	2,235	983
Accrued and deferred income taxes	(207)	(37)
Net realized capital (gains) losses	(537)	471
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	(335)	(157)
Net decrease in equity securities, trading	326	157
Depreciation and amortization	147	163
Other, net	(90)	(28)

Net cash provided by operating activities	1,832	1,606
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	12,939	21,324
Fixed maturities, fair value option	40	—
Equity securities, available-for-sale	91	119
Mortgage loans	308	1,115
Partnerships	73	123
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(13,789)	(22,763)
Fixed maturities, fair value option	(661)	—
Equity securities, available-for-sale	(177)	(108)
Mortgage loans	(1,026)	(172)
Partnerships	(491)	(114)
Proceeds from business sold	—	130
Derivatives, net	1,674	347
Change in policy loans, net	3	(7)
Change in payables for collateral under securities lending, net	—	(46)
Change in all other, net	4	1

Net cash used for investing activities	(1,012)	(51)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	8,736	12,178
Withdrawals and other deductions from investment and universal life-type contracts	(17,144)	(19,182)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	8,148	5,850
Net repayments at maturity or settlement of consumer notes	(33)	(752)

Net cash used for financing activities	(293)	(1,906)
Foreign exchange rate effect on cash	(1)	(9)
Net increase (decrease) in cash	526	(360)
Cash — beginning of period	531	793

Cash — end of period	$1,057	$433

Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(73)	$(101)
Noncash capital contributions received	3	3
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
The accompanying Condensed Consolidated Financial Statements and Notes as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2010 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
This guidance will be effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This guidance may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. Early adoption as of the beginning of a fiscal year is permitted.
The Company intends to adopt this guidance retrospectively on January 1, 2012, resulting in a write down of the Company’s deferred acquisition costs relating to those costs which no longer meet the revised guidance as summarized above. The Company estimates the cumulative effect of the retrospective adoption of this guidance will reduce stockholders’ equity as of December 31, 2010 between $750 and $850 after-tax. The actual impact may be different.
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Tax expense (benefit) at the U.S. federal statutory rate	$(297)	$188	$(97)	$124
Dividends-received deduction	(40)	(30)	(165)	(108)
Foreign related investments	9	3	—	—
Valuation allowance	6	—	(54)	56
Other	(1)	(1)	1	(1)

Income tax expense (benefit)	$(323)	$160	$(315)	$71

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
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). Audits have been concluded for all years through 2006. The audit of the years 2007 - 2009 commenced during 2010 and is expected to conclude by the end of 2012. In addition, in the second quarter of 2011 the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of DRD for years 1998, 2000 and 2001.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $85, relating mostly to foreign net operating losses, as of September 30, 2011 and was $139 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future taxable temporary differences reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $56, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
Included in the Company’s September 30, 2011 $1.7 billion net deferred tax asset is $1.7 billion relating to items treated as ordinary for federal income tax purposes, and a $41 net deferred tax liability for items classified as capital in nature. The $41 of capital items are comprised of $382 of gross deferred tax assets related to realized capital losses and $423 of gross deferred tax liabilities related to net unrealized capital gains.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment Information
The Company is organized into four reporting segments: Global Annuity, Life Insurance, Retirement Plans, and Mutual Funds. In addition, the Company includes in an Other category corporate items not directly allocated to any of its reporting segments, intersegment eliminations, direct and assumed guaranteed minimum income benefit (“GMIB”), guaranteed minimum death benefit (“GMDB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) reserves which are subsequently ceded to an affiliated captive reinsurer, and certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, Hartford Life and Accident Insurance Company (“HLA”).
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment Information (continued)
The following table presents summarized financial information concerning the Company’s reporting segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues by Product Line	2011	2010	2011	2010
Earned premiums, fees, and other considerations
Global Annuity
Individual variable annuity	$395	$444	$1,278	$1,301
Fixed / MVA and other annuity	20	7	33	14
IIP	(3)	4	(7)	24

Total Global Annuity	412	455	1,304	1,339
Life Insurance
Variable life	122	113	304	315
Universal life	104	66	305	264
Term life	9	9	26	27
PPLI	41	46	131	128

Total Life Insurance	276	234	766	734
Retirement Plans
401(k)	82	77	254	233
Government plans	11	12	37	32

Total Retirement Plans	93	89	291	265
Mutual Funds
Non-proprietary	119	122	401	384
Proprietary	15	15	45	46

Total Mutual Funds	134	137	446	430
Other	90	82	272	248

Total earned premiums, fees, and other considerations	1,005	997	3,079	3,016
Net investment income	505	795	1,874	2,135
Net realized capital gains (losses)	1,027	(563)	537	(472)

Total revenues	$2,537	$1,229	$5,490	$4,679

Net income (loss) attributable to Hartford Life Insurance Company
Global Annuity	$(442)	$194	$(88)	$(28)
Life Insurance	(20)	87	72	197
Retirement Plans	(32)	30	13	38
Mutual Funds	23	17	77	64
Other	(50)	46	(34)	5

Total net income (loss) attributable to Hartford Life Insurance Company	$(521)	$374	$40	$276

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
In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three and nine months ended September 30, 2011 and 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	September 30, 2011
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,368	$—	$1,968	$400
CDOs	1,783	—	—	1,783
CMBS	4,300	—	3,858	442
Corporate	29,432	—	27,913	1,519
Foreign government/government agencies	1,108	—	1,046	62
States, municipalities and political subdivisions (“Municipal”)	1,465	—	1,097	368
RMBS	3,533	—	2,565	968
U.S. Treasuries	2,114	215	1,899	—

Total fixed maturities, AFS	46,103	215	40,346	5,542
Fixed maturities, FVO	1,314	—	832	482
Equity securities, trading	1,953	1,953	—	—
Equity securities, AFS	416	226	126	64
Derivative assets
Credit derivatives	(33)	—	(24)	(9)
Equity derivatives	35	—	—	35
Foreign exchange derivatives	710	—	710	—
Interest rate derivatives	156	—	124	32
Variable annuity hedging derivatives and macro hedge program	1,714	—	379	1,335

Total derivative assets [1]	2,582	—	1,189	1,393
Short-term investments	4,949	237	4,712	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	2,996	—	—	2,996
Separate account assets [2]	136,103	97,712	37,207	1,184

Total assets accounted for at fair value on a recurring basis	$196,416	$100,343	$84,412	$11,661

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(5,866)	$—	$—	$(5,866)
Equity linked notes	(6)	—	—	(6)

Total other policyholder funds and benefits payable	(5,872)	—	—	(5,872)
Derivative liabilities
Credit derivatives	(471)	—	(3)	(468)
Equity derivatives	1	—	—	1
Foreign exchange derivatives	(8)	—	(8)	—
Interest rate derivatives	(103)	—	(26)	(77)
Variable annuity hedging derivatives and macro hedge program	356	—	208	148

Total derivative liabilities [3]	(225)	—	171	(396)
Other liabilities	(13)	—	—	(13)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(6,114)	$—	$171	$(6,285)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At September 30, 2011, $2.0 billion was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	As of September 30, 2011, excludes approximately $8 billion of investment sales receivable that are not subject to fair value accounting.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2011 and December 31, 2010, 99% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company’s estimate of the Credit Standing Adjustment incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three and nine months ended September 30, 2011, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $(399) and $(279), respectively. For the three and nine months ended September 30, 2010, the pre-tax gains (losses) for the credit standing adjustment assumption were $(148) and $203 respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains (losses) of approximately of $13 and $49 for the three months ended September 30, 2011 and 2010, respectively, and $13 and $49 for the nine months ended September, 30, 2011 and 2010, respectively. Assumption updates for the three months ended September 30, 2011 are primarily related to future policyholder behavior expectations.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $(34) and $(1) for the three months ended September 30, 2011 and 2010, respectively, and $(26) and $12 for the nine months ended September 30, 2011 and 2010, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three and nine months ending September 30, 2011 and 2010, for the financial instruments classified as Level 3.
For the three months ended September 30, 2011

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of June 30, 2011	$404	$1,877	$434	$1,457	$39	$266	$973	$5,450
Total realized/unrealized gains (losses)
Included in net income [2]	(13)	(20)	1	(3)	—	—	—	(35)
Included in OCI [3]	(3)	(27)	(19)	(39)	(1)	45	(37)	(81)
Purchases	35	—	18	32	—	57	—	142
Settlements	(13)	(47)	(11)	(37)	(1)	—	(29)	(138)
Sales	(7)	—	(1)	(3)	—	—	—	(11)
Transfers into Level 3 [4]	10	—	20	180	25	—	62	297
Transfers out of Level 3 [4]	(13)	—	—	(68)	—	—	(1)	(82)

Fair Value as of September 30, 2011	$400	$1,783	$442	$1,519	$62	$368	$968	$5,542

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2]	$(13)	$(20)	$1	$(3)	$—	$—	$—	$(35)

			Derivatives
						Variable Annuity
	Fixed	Equity			Interest	Hedging Derivatives
	Maturities,	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]
Fair value as of June 30, 2011	$542	$68	$(356)	$6	$(55)	$805	$400
Total realized/unrealized gains (losses)
Included in net income [2]	(20)	—	(122)	5	10	681	574
Included in OCI [3]	—	(4)	—	—	—	—
Purchases	—	—	—	25	—	—	25
Settlements	—	—	1	—	—	(3)	(2)
Sales	(40)	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—

Fair value as of September 30, 2011	$482	$64	$(477)	$36	$(45)	$1,483	$997

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2]	$(20)	$—	$(120)	$5	$10	$675	$570

	Reinsurance Recoverable for
	U.S. GMWB and Japan	Separate
Assets	GMWB, GMIB, and GMAB [6]	Accounts
Fair value as of June 30, 2011	$1,668	$1,068
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,107	11
Included in OCI [3]	105	—
Purchases	—	131
Settlements	116	—
Sales	—	(11)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	(16)

Fair value as of September 30, 2011	$2,996	$1,184

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2]	$1,107	$8

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
For the three months ended September 30, 2011

	Other Policyholder Funds and Benefits Payable
			Total Other
	Guaranteed		Policyholder Funds
	Living	Equity Linked	and Benefits	Other	Consumer
Liabilities	Benefits [7]	Notes	Payable	Liabilities	Notes
Fair value as of June 30, 2011	$(3,783)	$(10)	$(3,793)	$(44)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,895)	4	(1,891)	31	—
Included in OCI [3]	(118)	—	(118)	—	—
Settlements	(70)	—	(70)	—	—

Fair value as of September 30, 2011	$(5,866)	$(6)	$(5,872)	$(13)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2]	$(1,895)	$4	$(1,891)	$31	$—
For the nine months ended September 30, 2011

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2011	$408	$1,869	$492	$1,486	$40	$258	$1,105	$5,658
Total realized/unrealized gains (losses)
Included in net income [2]	(19)	(30)	13	(24)	—	—	(9)	(69)
Included in OCI [3]	32	78	74	(24)	(1)	53	(19)	193
Purchases	35	—	18	74	—	57	25	209
Settlements	(28)	(110)	(35)	(86)	(2)	—	(84)	(345)
Sales	(9)	(54)	(225)	(109)	—	—	(16)	(413)
Transfers into Level 3 [4]	79	30	105	396	29	—	69	708
Transfers out of Level 3 [4]	(98)	—	—	(194)	(4)	—	(103)	(399)

Fair Value as of September 30, 2011	$400	$1,783	$442	$1,519	$62	$368	$968	$5,542

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2]	$(19)	$(29)	$12	$(23)	$—	$—	$(9)	$(68)

			Derivatives
						Variable Annuity
	Fixed	Equity			Interest	Hedging Derivatives
	Maturities,	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]

Fair value as of January 1, 2011	$511	$47	$(344)	$4	$(53)	$808	$415
Total realized/unrealized gains (losses)
Included in net income [2]	13	(7)	(129)	7	7	521	406
Included in OCI [3]	—	(2)	—	—	—	—	—
Purchases	—	30	—	25	—	208	233
Settlements	(2)	—	(4)	—	1	(54)	(57)
Sales	(40)	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	(4)	—	—	—	—	—

Fair value as of September 30, 2011	$482	$64	$(477)	$36	$(45)	$1,483	$997

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2]	$13	$(7)	$(128)	$7	$9	$529	$417

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
For the nine months ended September 30, 2011

	Reinsurance Recoverable for
	U.S. GMWB and Japan	Separate
Assets	GMWB, GMIB, and GMAB [6]	Accounts
Fair value as of January 1, 2011	$2,002	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2]	550	35
Included in OCI [3]	105	—
Purchases	—	165
Settlements	339	—
Sales	—	(180)
Transfers into Level 3 [4]	—	13
Transfers out of Level 3 [4]	—	(96)

Fair value as of September 30, 2011	$2,996	$1,184

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2]	$550	$9

	Other Policyholder Funds and Benefits Payable
			Total Other
	Guaranteed		Policyholder Funds
	Living	Equity Linked	and Benefits	Other	Consumer
Liabilities	Benefits [7]	Notes	Payable	Liabilities	Notes
Fair value as of January 1, 2011	$(4,258)	$(9)	$(4,267)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,286)	3	(1,283)	24	1
Included in OCI [3]	(120)	—	(120)	—	—
Settlements	(202)	—	(202)	—	—

Fair value as of September 30, 2011	$(5,866)	$(6)	$(5,872)	$(13)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2]	$(1,286)	$3	$(1,283)	$24	$1

For the three months ended September 30, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of June 30, 2010	$470	$2,032	$500	$5,765	$41	$272	$1,219	$10,299
Total realized/unrealized gains (losses)
Included in net income [2]	(7)	(30)	(10)	(10)	—	1	(3)	(59)
Included in OCI [3]	23	96	42	51	—	11	51	274
Purchases, issuances, and settlements	(25)	(80)	(25)	(101)	(1)	(23)	(137)	(392)
Transfers into Level 3 [4]	—	15	30	3	—	—	—	48
Transfers out of Level 3 [4]	(35)	(186)	(60)	(4,292)	—	—	(3)	(4,576)

Fair Value as of September 30, 2010	$426	$1,847	$477	$1,416	$40	$261	$1,127	$5,594

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [2]	$—	$(31)	$(18)	$(12)	$—	$—	$(3)	$(64)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
For the three months ended September 30, 2010

			Derivatives
						Variable Annuity
	Fixed	Equity			Interest	Hedging Derivatives
	Maturities,	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]
Fair value as of June 30, 2010	$—	$43	$(469)	$—	$(49)	$1,591	$1,073
Total realized/unrealized gains (losses)
Included in net income [2]	44	—	70	4	—	(573)	(499)
Included in OCI [3]	—	(1)	—	—	—	—	—
Purchases, issuances, and settlements	(1)	5	(1)	—	—	(46)	(47)
Transfers into Level 3 [4]	447	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—

Fair value as of September 30, 2010	$490	$47	$(400)	$4	$(49)	$972	$527

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [2]	$44	$—	$70	$4	$1	$(519)	$(444)

	Reinsurance
	Recoverable for U.S.	Separate
Assets	GMWB [6]	Accounts
Fair value as of June 30, 2010	$2,446	$937
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(275)	13
Included in OCI [3]	115	—
Purchases, issuances, and settlements	115	72
Transfers into Level 3 [4]	—	61
Transfers out of Level 3 [4]	—	(6)

Fair value as of September 30, 2010	$2,401	$1,077

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [2]	$(275)	$9

	Other Policyholder Funds and Benefits Payable [1]
				Total Other
	Guaranteed		Equity	Policyholder Funds
	Living Benefits	Institutional	Linked	and	Other	Consumer
Liabilities	[7]	Notes	Notes	Benefits Payable	Liabilities	Notes
Fair value as of June 30, 2010	$(5,345)	$2	$(7)	$(5,350)	$(16)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	428	1	(1)	428	(14)	—
Included in OCI [3]	(133)	—	—	(133)	—	—
Purchases, issuances and settlements	(64)	—	—	(64)	—	—
Fair value as of September 30, 2010	$(5,114)	$3	$(8)	$(5,119)	$(30)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [2]	$428	$1	$(1)	$428	$—	$—

For the nine months ended September 30, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2010	$497	$2,109	$269	$5,239	$80	$218	$995	$9,407
Total realized/unrealized gains (losses)
Included in net income [2]	(10)	(113)	(103)	(2)	—	1	(32)	(259)
Included in OCI [3]	55	382	269	199	—	46	197	1,148
Purchases, issuances, and settlements	(36)	(135)	(44)	(12)	(7)	—	(18)	(252)
Transfers into Level 3 [4]	28	42	196	443	—	—	—	709
Transfers out of Level 3 [4]	(108)	(438)	(110)	(4,451)	(33)	(4)	(15)	(5,159)

Fair Value as of September 30, 2010	$426	$1,847	$477	$1,416	$40	$261	$1,127	$5,594

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [2]	$(2)	$(119)	$(80)	$(7)	$—	$—	$(30)	$(238)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
For the nine months ended September 30, 2010

			Derivatives
						Variable Annuity
	Fixed	Equity			Interest	Hedging Derivatives
	Maturities,	securities,	Credit	Equity	Rate	and Macro Hedge	Total
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Program	Derivatives [5]
Fair value as of January 1, 2010	$—	$32	$(161)	$(2)	$5	$526	$368
Total realized/unrealized gains (losses)
Included in net income [2]	44	(2)	49	6	1	107	163
Included in OCI [3]	—	7	—	—	—	—	—
Purchases, issuances, and settlements	(1)	10	2	—	(44)	339	297
Transfers into Level 3 [4]	447	—	(290)	—	—	—	(290)
Transfers out of Level 3 [4]	—	—	—	—	(11)	—	(11)

Fair value as of September 30, 2010	$490	$47	$(400)	$4	$(49)	$972	$527

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [2]	$44	$(5)	$50	$6	$(19)	$144	$181

	Reinsurance
	Recoverable for U.S.	Separate
Assets	GMWB [6]	Accounts
Fair value as of January 1, 2010	$1,108	$962
Total realized/unrealized gains (losses)
Included in net income [1], [2]	753	29
Included in OCI [3]	202	—
Purchases, issuances, and settlements	338	154
Transfers into Level 3 [4]	—	65
Transfers out of Level 3 [4]	—	(133)

Fair value as of September 30, 2010	$2,401	$1,077

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [2]	$753	$21

	Other Policyholder Funds and Benefits Payable [1]
				Total Other
	Guaranteed		Equity	Policyholder Funds
	Living Benefits	Institutional	Linked	and	Other	Consumer
Liabilities	[7]	Notes	Notes	Benefits Payable	Liabilities	Notes
Fair value as of January 1, 2010	$(3,439)	$(2)	$(10)	$(3,451)	$—	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,258)	5	2	(1,251)	(19)	1
Included in OCI [3]	(231)	—	—	(231)	—	—
Purchases, issuances and settlements	(186)	—	—	(186)	—	—
Transfers into Level 3 [4]	—	—	—	—	(11)	—

Fair value as of September 30, 2010	$(5,114)	$3	$(8)	$(5,119)	$(30)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [2]	$(1,258)	$5	$2	$(1,251)	$—	$1

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

[6]
Includes fair value of reinsurance recoverables of approximately $2.5 billion and $1.9 billion as of September 30, 2011 and September 30, 2010, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2011	2010	2011	2010
Assets
Fixed maturities, FVO
ABS	$—	$1	$—	$3
CRE CDOs	(60)	41	(41)	41
Corporate	(3)	5	11	1
Foreign government	33	—	44	—
Other liabilities
Credit-linked notes	31	(14)	24	(19)

Total realized capital gains (losses)	$1	$33	$38	$26

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	September 30, 2011	December 31, 2010
Assets
Fixed maturities, FVO
ABS	$65	$64
CRE CDOs	216	260
Corporate	268	251
Foreign government	765	64

Total fixed maturities, FVO	$1,314	$639

Other liabilities
Credit-linked notes [1]	$13	$37

[1]	As of September 30, 2011 and December 31, 2010, the outstanding principal balance of the notes was $243.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Mortgage loans	$3,983	$4,201	$3,244	$3,272
Policy loans	2,125	2,275	2,128	2,164

Liabilities
Other policyholder funds and benefits payable [1]	$10,713	$11,006	$10,824	$11,050
Consumer notes [2]	345	359	377	392

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
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
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. A valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectible and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement, or if a loan is more than 60 days past due. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments, as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.
Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2011	2010	2011	2010
Gross gains on sales	$116	$99	$317	$404
Gross losses on sales	(26)	(40)	(159)	(155)
Net OTTI losses recognized in earnings	(42)	(73)	(92)	(299)
Valuation allowance on mortgage loans	—	—	25	(111)
Japanese fixed annuity contract hedges, net [1]	9	11	(2)	22
Periodic net coupon settlements on credit derivatives/Japan	4	—	—	(4)
Results of variable annuity hedge program
GMWB derivatives, net	(355)	167	(327)	(116)
Macro hedge program	1,193	(443)	863	(210)

Total results of variable annuity hedge program	838	(276)	536	(326)
GMIB/GMAB/GMWB reinsurance	(548)	(224)	(212)	(780)
Coinsurance and modified coinsurance reinsurance contracts	866	(174)	370	669
Other, net [2]	(190)	114	(246)	108

Net realized capital gains (losses)	$1,027	$(563)	$537	$(472)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding periodic net coupon settlements, and Japan fair value option securities).

[2]	Primarily consists of gains and losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps, and other investment gains and losses.
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains on sales, gross losses on sales and impairments previously reported as unrealized losses in AOCI were $48 and $66, respectively, for the three and nine months ended September 30, 2011 and ($14) and ($50) for the three and nine months ended September 30, 2010, respectively. Proceeds from sales of AFS securities totaled $4.4 billion and $14.4 billion, respectively, for the three and nine months ended September 30, 2011 and $8.7 billion and $21.3 billion, respectively, for the three and nine months ended September 30, 2010.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2011	2010	2011	2010
Balance as of beginning of period	$(1,510)	$(1,725)	$(1,598)	$(1,632)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(3)	(17)	(26)	(159)
Securities previously impaired	(26)	(35)	(42)	(114)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	121	138	243	251
Securities due to an increase in expected cash flows	1	7	6	22

Balance as of end of period	$(1,417)	$(1,632)	$(1,417)	$(1,632)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2011					December 31, 2010
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$2,600	$62	$(294)	$2,368	$(5)	$2,395	$29	$(356)	$2,068	$(1)
CDOs	2,085	—	(302)	1,783	(33)	2,278	—	(379)	1,899	(59)
CMBS	4,470	149	(319)	4,300	(18)	5,283	146	(401)	5,028	(15)
Corporate [2]	27,418	2,584	(519)	29,432	—	25,934	1,545	(538)	26,915	6
Foreign govt./govt. agencies	1,022	91	(5)	1,108	—	963	48	(9)	1,002	—
Municipal	1,393	112	(40)	1,465	—	1,149	7	(124)	1,032	—
RMBS	3,799	147	(413)	3,533	(113)	4,450	79	(411)	4,118	(113)
U.S. Treasuries	1,943	173	(2)	2,114	—	2,871	11	(110)	2,772	—

Total fixed maturities, AFS	44,730	3,318	(1,894)	46,103	(169)	45,323	1,865	(2,328)	44,834	(182)
Equity securities, AFS	454	26	(64)	416	—	320	61	(41)	340	—

Total AFS securities	$45,184	$3,344	$(1,958)	$46,519	$(169)	$45,643	$1,926	$(2,369)	$45,174	$(182)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2011 and December 31, 2010.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2011
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,776	$1,796
Over one year through five years	9,764	10,190
Over five years through ten years	7,829	8,347
Over ten years	12,407	13,786

Subtotal	31,776	34,119
Mortgage-backed and asset-backed securities	12,954	11,984

Total fixed maturities, AFS	$44,730	$46,103

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

	September 30, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$327	$319	$(8)	$1,105	$819	$(286)	$1,432	$1,138	$(294)
CDOs	331	305	(26)	1,735	1,459	(276)	2,066	1,764	(302)
CMBS	805	724	(81)	1,575	1,337	(238)	2,380	2,061	(319)
Corporate [1]	2,850	2,741	(100)	2,421	1,960	(419)	5,271	4,701	(519)
Foreign govt./govt. agencies	80	79	(1)	45	41	(4)	125	120	(5)
Municipal	27	26	(1)	352	313	(39)	379	339	(40)
RMBS	147	134	(13)	1,239	839	(400)	1,386	973	(413)
U.S. Treasuries	198	197	(1)	25	24	(1)	223	221	(2)
Total fixed maturities	4,765	4,525	(231)	8,497	6,792	(1,663)	13,262	11,317	(1,894)
Equity securities	115	98	(17)	130	83	(47)	245	181	(64)

Total securities in an unrealized loss	$4,880	$4,623	$(248)	$8,627	$6,875	$(1,710)	$13,507	$11,498	$(1,958)

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$237	$226	$(11)	$1,226	$881	$(345)	$1,463	$1,107	$(356)
CDOs	316	288	(28)	1,934	1,583	(351)	2,250	1,871	(379)
CMBS	374	355	(19)	2,532	2,150	(382)	2,906	2,505	(401)
Corporate [1]	3,726	3,591	(130)	2,777	2,348	(408)	6,503	5,939	(538)
Foreign govt./govt. agencies	250	246	(4)	40	35	(5)	290	281	(9)
Municipal	415	399	(16)	575	467	(108)	990	866	(124)
RMBS	1,187	1,155	(32)	1,379	1,000	(379)	2,566	2,155	(411)
U.S. Treasuries	1,142	1,073	(69)	158	117	(41)	1,300	1,190	(110)

Total fixed maturities	7,647	7,333	(309)	10,621	8,581	(2,019)	18,268	15,914	(2,328)
Equity securities	18	17	(1)	148	108	(40)	166	125	(41)

Total securities in an unrealized loss	$7,665	$7,350	$(310)	$10,769	$8,689	$(2,059)	$18,434	$16,039	$(2,369)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).
As of September 30, 2011, AFS securities in an unrealized loss position, comprised of 1,917 securities, largely related to commercial real estate, corporate securities primarily within the financial services sector and RMBS which have experienced price deterioration. As of September 30, 2011, 72% of securities in a gross unrealized loss position were depressed less than 20% of cost or amortized cost. The improvement in unrealized losses during 2011 was primarily attributable to declining interest rates, partially offset by credit spread widening.
Most of the securities depressed for twelve months or more relate to structured securities primarily within commercial and residential real estate, including structured securities that have a floating-rate coupon referenced to a market index such as LIBOR. Also included are financial services securities that have a floating-rate coupon and/or long-dated maturities. Current market spreads continue to be significantly wider for these securities as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. Deteriorations in valuation are also the result of substantial declines in certain market indices. The Company reviewed these securities as part of its impairment analysis and where a credit impairment has not been recorded, the Company’s best estimate is that expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Mortgage Loans

	September 30, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Commercial	$4,007	$(24)	$3,983	$3,306	(62)	3,244

Total mortgage loans	$4,007	$(24)	$3,983	$3,306	$(62)	$3,244

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2011, the carrying value of mortgage loans associated with the valuation allowance was $368. Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4 as of September 30, 2011 and $64 and $4 as of December 31, 2010. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2011, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2011	2010
Balance as of January 1	$(62)	$(260)
(Additions)/Reversals	25	(111)
Deductions	13	301

Balance as of September 30	$(24)	$(70)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 68% as of September 30, 2011, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 1.93x as of September 30, 2011. The Company did not hold any commercial mortgage loans greater than 60 days past due.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.
Commercial Mortgage Loans Credit Quality
September 30, 2011

	September 30, 2011			December 31, 2010
		Avg. Debt-			Avg. Debt-
	Carrying	Service		Carrying	Service
Loan-to-value	Value	Coverage Ratio		Value	Coverage Ratio
Greater than 80%	$519	1.53	x	$961	1.67	x
65% – 80%	1,865	1.56	x	1,366	2.11	x
Less than 65%	1,599	2.48	x	917	2.44	x

Total commercial mortgage loans	$3,983	1.93	x	$3,244	2.07	x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.
Mortgage Loans by Region

	September 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$47	1.2%	$51	1.6%
Middle Atlantic	402	10.1%	344	10.6%
Mountain	62	1.6%	49	1.5%
New England	202	5.1%	188	5.8%
Pacific	1,147	28.7%	898	27.7%
South Atlantic	741	18.6%	679	20.9%
West North Central	16	0.4%	19	0.6%
West South Central	115	2.9%	117	3.6%
Other [1]	1,251	31.4%	899	27.7%

Total mortgage loans	$3,983	100.0%	$3,244	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Mortgage Loans by Property Type

	September 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Commercial
Agricultural	$125	3.1%	$177	5.5%
Industrial	1,218	30.6%	833	25.7%
Lodging	85	2.1%	123	3.8%
Multifamily	733	18.4%	479	14.8%
Office	762	19.1%	796	24.5%
Retail	848	21.4%	556	17.1%
Other	212	5.3%	280	8.6%

Total mortgage loans	$3,983	100.0%	$3,244	100.0%

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

	September 30, 2011			December 31, 2010
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$492	$466	$32	$729	$416	$265
Limited partnerships	7	3	4	14	6	8

Total	$499	$469	$36	$743	$422	$273

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS, and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent one hedge fund for which the Company holds a majority interest in the fund as an investment.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of September 30, 2011 and December 31, 2010.
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
Foreign currency swaps
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2011 and December 31, 2010, the notional amount of interest rate swaps in offsetting relationships was $5.1 billion and $4.7 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Japan 3Win foreign currency swaps
Prior to the second quarter of 2009, The Company offered certain variable annuity products with a GMIB rider through an affiliate, HLIKK, in Japan. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary, which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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
The Company’s net notional amount relating to Japanese variable annuity hedging instruments as of September 30, 2011 was $1.8 billion, which consisted of $2.4 billion of long positions offset by short positions of $582. The Company’s net notional amount relating to Japanese variable annuity hedging instruments as of December 31, 2010 was $1.7 billion which consisted of long positions only.
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
Equity index swaps, options and futures
The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. During third quarter of 2011 the Company entered into equity index options and futures with the purpose of hedging equity market risk in the investment portfolio in an adverse equity market environment.
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
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Customized swaps	$8,225	$10,113	$433	$209
Equity swaps, options, and futures	5,026	4,943	627	391
Interest rate swaps and futures	2,730	2,800	1	(133)

Total	$15,981	$17,856	$1,061	$467

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
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Currency forwards	$5,049	$3,232	$406	$93
Currency options [1]	7,153	5,296	151	62
Equity futures	4,195	1,168	—	—
Equity options	6,703	13,963	468	207
Equity swaps	402	369	(45)	1
Interest rate futures	695	—	—	—
Interest rate swaps	3,458	—	29	—

Total	$27,655	$24,028	$1,009	$363

[1]
As of September 30, 2011, and December 31, 2010, notional amounts include $6.0 and $3.1 billion, respectively, related to long positions and $1.2 billion and $2.2 billion, respectively, related to short positions.

The Company’s notional amount relating to the macro hedge program increased since December 31, 2010, primarily due to an increase in the hedging of Japan variable annuities. The Company increased the notional amount related to currency forwards, currency options, equity futures, and Yen interest rate swaps. These increases were partially offset by a decline in notional of S&P index equity options primarily due to the expiration of certain out of the money options in January of 2011.
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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Hedge Designation/ Derivative Type	2011	2010	2011	2010	2011	2010	2011	2010
Cash flow hedges
Interest rate swaps	$7,058	$7,652	$375	$144	$375	$182	$—	$(38)
Foreign currency swaps	240	255	(5)	—	19	18	(24)	(18)

Total cash flow hedges	7,298	7,907	370	144	394	200	(24)	(56)

Fair value hedges
Interest rate swaps	944	1,079	(87)	(47)	2	4	(89)	(51)
Foreign currency swaps	677	677	(23)	(12)	74	71	(97)	(83)

Total fair value hedges	1,621	1,756	(110)	(59)	76	75	(186)	(134)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	5,696	5,490	(235)	(255)	593	121	(828)	(376)
Foreign exchange contracts
Foreign currency swaps and forwards	185	196	(7)	(14)	—	—	(7)	(14)
Japan 3Win foreign currency swaps	2,285	2,285	191	177	191	177	—	—
Japanese fixed annuity hedging instruments	2,016	2,119	544	608	566	608	(22)	—
Japanese variable annuity hedging instruments	2,977	1,720	1	73	66	74	(65)	(1)
Credit contracts
Credit derivatives that purchase credit protection	1,014	1,730	30	(5)	44	18	(14)	(23)
Credit derivatives that assume credit risk [1]	1,766	2,035	(538)	(376)	2	7	(540)	(383)
Credit derivatives in offsetting positions	5,116	5,175	(47)	(57)	135	60	(182)	(117)
Equity contracts
Equity index swaps and options	1,280	188	27	(10)	36	5	(9)	(15)
Variable annuity hedge program
GMWB product derivatives [2]	37,856	42,278	(2,815)	(1,625)	—	—	(2,815)	(1,625)
GMWB reinsurance contracts	7,519	8,767	485	280	485	280	—	—
GMWB hedging instruments	15,981	17,856	1,061	467	1,180	647	(119)	(180)
Macro hedge program	27,655	24,028	1,009	363	1,087	372	(78)	(9)
Other
GMAB, GMWB, and GMIB reinsurance contracts	21,827	21,423	(3,051)	(2,633)	—	—	(3,051)	(2,633)
Coinsurance and modified coinsurance reinsurance contracts	50,765	51,934	2,511	1,722	2,745	2,342	(234)	(620)

Total non-qualifying strategies	183,938	187,224	(834)	(1,285)	7,130	4,711	(7,964)	(5,996)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$192,857	$196,887	$(574)	$(1,200)	$7,600	$4,986	$(8,174)	$(6,186)

Balance Sheet Location
Fixed maturities, available-for-sale	$416	$441	$(51)	$(26)	$—	$—	$(51)	$(26)
Other investments	56,902	51,633	2,582	1,453	3,620	2,021	(1,038)	(568)
Other liabilities	17,478	20,318	(225)	(357)	749	343	(974)	(700)
Consumer notes	39	39	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	55,726	58,834	2,996	2,002	3,231	2,622	(235)	(620)
Other policyholder funds and benefits payable	62,296	65,622	(5,872)	(4,267)	—	—	(5,872)	(4,267)

Total derivatives	$192,857	$196,887	$(574)	$(1,200)	$7,600	$4,986	$(8,174)	$(6,186)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2010, was primarily due to the following:
•	The GMWB product derivative notional decreased $4.4 billion primarily as a result of policyholder lapses and withdrawals.
•	The GMWB hedging instruments notional decreased $1.9 billion primarily due to a decrease in equity markets.
•
The Company’s notional amount relating to the macro hedge program increased since December 31, 2010, primarily due to an increase in the hedging of Japan variable annuities. The Company increased the notional amount related to currency forwards, currency options, equity futures, and Yen interest rate swaps. These increases were partially offset by a decline in notional of S&P index equity options primarily due to the expiration of certain out of the money options in January of 2011.

Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2010, was primarily related to the following:
•	The fair value related to the macro hedge program increased primarily due to lower equity market valuation and the Japanese yen strengthening in comparison to the euro.
•
The decrease in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of a general decrease in long-term interest rates and higher interest rate volatility.

•
Under an internal reinsurance agreement with an affiliate, the decrease in fair value associated with the GMAB, GMWB, and GMIB reinsurance contracts along with a portion of the GMWB related derivatives are ceded to the affiliated reinsurer and result in an offsetting fair value of the coinsurance and modified coinsurance reinsurance contracts.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

						Gain (Loss) Recognized in
		Gain (Loss) Recognized in OCI				Income on Derivative
		on Derivative (Effective Portion)				(Ineffective Portion)
		Three Months		Nine Months		Three Months		Nine Months
		Ended		Ended		Ended		Ended
		September 30,		September 30,		September 30,		September 30,
		2011	2010	2011	2010	2011	2010	2011	2010
Interest rate swaps	Net realized capital gains (losses)	$211	$142	$253	$427	$(2)	$1	$(2)	$2
Foreign currency swaps	Net realized capital gains (losses)	(4)	(10)	(2)	(6)	—	—	—	—

Total		$207	$132	$251	$421	$(2)	$1	$(2)	$2

Derivatives in Cash Flow Hedging Relationships

		Gain (Loss) Reclassified from AOCI into Income
		(Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Interest rate swaps	Net realized capital gains	$4	$3	$6	$4
Interest rate swaps	Net investment income	20	17	59	36
Foreign currency swaps	Net realized capital gains (losses)	(9)	11	2	(5)

Total		$15	$31	$67	$35

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
As of September 30, 2011, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $64. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately two years.
During the three and nine months ended September 30, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and nine months ended September 30, 2010, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(42)	$43	$(25)	$25	$(57)	$57	$(77)	$72
Benefits, losses and loss adjustment expenses	—	—	(1)	2	—	—	(3)	5
Foreign currency swaps
Net realized capital gains (losses)	(28)	28	44	(44)	8	(8)	4	(4)
Benefits, losses and loss adjustment expenses	(5)	5	(5)	5	(14)	14	(6)	6

Total	$(75)	$76	$13	$(12)	$(63)	$63	$(82)	$79

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:
Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, futures, and forwards	$9	$21	$16	$17
Foreign exchange contracts
Foreign currency swaps and forwards	11	(14)	4	2
Japan 3Win related foreign currency swaps [1]	39	84	14	93
Japanese fixed annuity hedging instruments [2]	103	160	98	301
Japanese variable annuity hedging instruments	56	15	—	60
Credit contracts
Credit derivatives that purchase credit protection	18	(20)	5	5
Credit derivatives that assume credit risk	(146)	93	(143)	80
Equity contracts
Equity index swaps, options, and futures	(40)	2	(38)	7
Variable annuity hedge program
GMWB product derivatives	(1,347)	652	(1,074)	(478)
GMWB reinsurance contracts	241	(101)	180	84
GMWB hedging instruments	751	(384)	567	278
Macro hedge program	1,193	(443)	863	(210)
Other
GMAB, GMWB, and GMIB reinsurance contracts	(548)	(224)	(212)	(780)
Coinsurance and modified coinsurance reinsurance contracts	866	(174)	370	669

Total	$1,206	$(333)	$650	$128

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was (93) and $(114) for the three months ended September 30, 2011 and 2010, respectively, and $(100) and $(210) for the nine months ended September 30, 2011 and 2010, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(115) and $(140) for the three months ended September 30, 2011 and 2010, respectively, and $(125) and $(258) for the nine months ended September 30, 2011 and 2010, respectively.

For the three and nine months ended September 30, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net gain associated with the macro hedge program was driven by a lower equity market valuation and foreign currency movements, primarily the Japanese yen strengthening in comparison to the euro.
•
For the three months ended September 30, 2011 the net loss associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decrease in equity markets and the strengthening of the Japanese yen in comparison to the euro. For the nine months ended September 30, 2011 the net loss associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decrease in equity markets and an increase in Japan currency volatility.

•
The net gain on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on this transaction.

•
The loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of a general decrease in long-term interest rates and higher interest rate volatility.

•	The loss on credit derivatives that assume credit risk was primarily due to credit spread widening.
•	The net gain related to the Japanese fixed annuity hedging instruments was primarily due to the U.S. dollar weakening in comparison to the Japanese yen.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2011 and December 31, 2010.
As of September 30, 2011

				Underlying Referenced Credit
			Weighted	Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,021	$(24)	3 years	Corporate Credit/ Foreign Gov.	A+	$936	$(15)
Below investment grade risk exposure	130	(10)	2 years	Corporate Credit	B+	114	(2)
Basket credit default swaps [4]
Investment grade risk exposure	2,018	(89)	3 years	Corporate Credit	BBB+	1,155	26
Investment grade risk exposure	353	(85)	5 years	CMBS Credit	BBB+	353	85
Below investment grade risk exposure	477	(420)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	23	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	239	5 years	Corporate Credit	BB+	—	—

Total	$4,324	$(366)				$2,558	$94

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)
As of December 31, 2010

				Underlying Referenced Credit
			Weighted	Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
				Corporate Credit/
Investment grade risk exposure	$1,038	$(6)	3 years	Foreign Gov.	A+	$945	$(36)
Below investment grade risk exposure	151	(6)	3 years	Corporate Credit	BB-	135	(11)
Basket credit default swaps [4]
Investment grade risk exposure	2,064	(7)	4 years	Corporate Credit	BBB+	1,155	(7)
Investment grade risk exposure	352	(32)	6 years	CMBS Credit	A-	352	32
Below investment grade risk exposure	667	(334)	4 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	25	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	325	286	6 years	Corporate Credit	BB	—	—

Total	$4,622	$(74)				$2,587	$(22)

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

[4]
Includes $2.4 billion and $2.6 billion as of September 30, 2011 and December 31, 2010, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $477 and $467 as of September 30, 2011 and December 31, 2010, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

5. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	2011	2010
Balance, January 1	$4,949	$5,779
Deferred costs	385	383
Amortization — DAC	(350)	(255)
Amortization — Unlock benefit (charge), pre-tax	(192)	141
Amortization — DAC from discontinued operations	—	(14)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(311)	(1,380)
Effect of currency translation	1	(1)
Effect of new accounting guidance	—	11

Balance, September 30	$4,482	$4,664

The Unlock charge, pre-tax, for the nine months ended September 30, 2011 was driven by declines in equity markets and assumption changes which reduce expected future gross profits. The Unlock benefit, pre-tax, for the nine months ended September 30, 2010 was primarily driven by actual separate account returns being above our aggregated estimated return.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

		UL Secondary
	GMDB	Guarantees
Liability balance as of January 1, 2011	$1,115	$113
Incurred	205	29
Paid	(192)	—
Unlock	168	66

Liability — gross, as of September 30, 2011	$1,296	$208

Reinsurance Recoverable— as of January 1, 2011	$686	$30
Incurred	99	(10)
Paid	(101)	—
Unlock	113	—

Reinsurance Recoverable — as of September 30, 2011	$797	$20

		UL Secondary
	GMDB	Guarantees
Liability balance as of January 1, 2010	$1,304	$76
Incurred	218	29
Paid	(274)	—
Unlock	(32)	(2)

Liability — gross, as of September 30, 2010	$1,216	$103

Reinsurance Recoverable— as of January 1, 2010	$802	$22
Incurred	108	6
Paid	(139)	—
Unlock	(16)	—

Reinsurance Recoverable — as of September 30, 2010	$755	$28

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2011:
Breakdown of Variable Annuity Account Value by GMDB/GMIB Type

			Retained Net
	Account	Net amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”) [8]	(“NAR”) [9]	(“RNAR”) [9]	Annuitant
MAV only	$20,113	$7,357	644	68
With 5% rollup [2]	1,407	612	45	68
With Earnings Protection Benefit Rider (“EPB”) [3]
Benefit Rider (“EPB”) [3]	5,225	1,271	25	65
With 5% rollup & EPB	572	206	8	68

Total MAV	27,317	9,446	722
Asset Protection Benefit (APB) [4]	21,875	4,495	887	66
Lifetime Income Benefit (LIB) — Death Benefit [5]	1,052	187	59	64
Reset [6] (5-7 years)	3,030	446	246	68
Return of Premium [7] /Other	20,557	1,360	401	65

Subtotal U.S. GMDB	73,831	$15,934	2,315	66
Less: General Account Value with U.S. GMBD	7,172

Subtotal Separate Account Liabilities with GMDB	66,659
Separate Account Liabilities without U.S. GMDB	77,254

Total Separate Account Liabilities	$143,913

Japan GMDB [10], [11]	$17,004	$5,346	$—	67
Japan GMIB [10], [11]	$16,278	$4,981	$—	67

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $21.3 billion and $20.9 billion as of September 30, 2011 and December 31, 2010, respectively. The GRB related to the Japan GMAB and GMWB was $573 and $570 as of September 30, 2011 and December 31, 2010, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of September 30, 2011, 100% of RNAR is reinsured to an affiliate. See Note 10 of the Notes to Condensed Consolidated Financial statements.

[11]
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
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	September 30, 2011	December 31, 2010
Equity securities (including mutual funds)	$59,253	$75,601
Cash and cash equivalents	7,406	8,365

Total	$66,659	$83,966

As of September 30, 2011 and December 31, 2010, approximately 18% and 15%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 82% and 85%, respectively, were invested in equity securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Sales Inducements
Changes in deferred sales inducement activity were as follows for the nine months ended September 30:

	2011	2010
Balance, January 1	$197	$194
Sales inducements deferred	5	8
Unlock charge, pre-tax	(5)	0
Amortization charged to income	(10)	(5)

Balance, September 30	$187	$197

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
The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products and structured settlements. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between Hartford Investment Financial Services, LLC and the six mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation Hartford Investment Financial Services, LLC received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and moved to dismiss both actions. In September 2011, the motions to dismiss were granted in part and denied in part. The district court gave the plaintiffs leave to amend their complaints by November 14, 2011 and ordered Hartford Investment Financial Services, LLC to respond by January 16, 2012.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2011, is $321. Of this $321, the legal entities have posted collateral of $330 in the normal course of business. Based on derivative market values as of September 30, 2011, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
9. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation (benefit)/expense $(6) and $6 for the three months ended September 30, 2011 and 2010 and $8 and $20 for the nine months ended September 30, 2011 and 2010, respectively. The Company’s income tax (expense)/benefit recognized for stock-based compensation plans was $(2) and $2 for the three months ended June 30, 2011 and 2010 and $3 and $7 for the nine months ended September 30, 2010 and 2011, respectively. The Company did not capitalize any cost of stock-based compensation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Transactions with Affiliates
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased non-contingent and contingent life group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2011 and December 31, 2010 the Company had $54 and $53 of reserves for claim annuities purchased by affiliated entities. The Company recorded intercompany claim annuity earned premiums of $2 and less than $1 for the three months ended September 30, 2011 and September 30, 2010, and $6 and $20 for the nine months ended September 30, 2011 and September 30, 2010, respectively. In the fourth quarter of 2008, The Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, Hartford Life sold fixed market value adjusted (“MVA”) annuity products to customers in Japan. The yen based MVA product was written by the HLIKK, a wholly owned Japanese subsidiary of Hartford Life and subsequently reinsured to the Company. As of September 30, 2011 and December 31, 2010, $2.7 billion of the account value had been assumed by the Company.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK. Through this agreement, HLIKK agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force and prospective GMIB riders and the GMDB riders on covered contracts that have an associated GMIB rider issued by HLIKK on its variable annuity business. The reinsurance agreement applies to all contracts, GMIB riders and GMDB riders in-force and issued as of July 31, 2006 and prospectively, except for policies and GMIB riders issued prior to April 1, 2005. This agreement contains a tiered reinsurance premium structure. While the form of the agreement between HLAI and HLIKK for GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMIB liability at September 30, 2011 and December 31, 2010 is $3 billion and $2.6 billion, respectively.
In addition to this agreement, HLAI has two additional reinsurance agreements with HLIKK, one to assume 100% of the GMAB, GMIB and GMDB riders issued by HLIKK on certain of its variable annuity business. The second agreement is for HLAI to assume 100% of the in-force and prospective GMWB riders issued by HLIKK on certain variable annuity business. The GMAB, GMIB and GMWB reinsurance is accounted for as freestanding derivatives at fair value. The fair value of the GMWB and GMAB was a liability of $25 and $0 at September 30, 2011 and $21 and $1 at December 31, 2010, respectively. The Reinsurance Agreement for GMDB business is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance and net amount at risk for the assumed GMDB reinsurance was $52 and $5.3 billion at September 30, 2011 and $54 and $4.1 billion at December 31, 2010, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Transactions with Affiliates (continued)
Effective November 1, 2010, HLAI entered into a reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly-owned subsidiary of HLAI. Through this agreement, HLL agreed to cede and HLAI agreed to reinsure 100% of the risks associated with the in-force GMWB and GMDB riders issued by HLL on its variable annuity business. While the form of the agreement between HLAI and HLL for GMWB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for GMWB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income. The fair value of GMWB liability at September 30, 2011 is $4 and $21 at December 31, 2010.
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
For the nine months ending September 30, 2011 the impact of this transaction was a decrease to earnings of $638 after-tax. Included in this amount are net realized capital gains of $484, which represents the change in valuation of the derivative, associated with this transaction. In addition, the balance sheet of the Company reflects a modco reinsurance (payable)/recoverable, a deposit liability as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $2.5 billion, $233, $2.5 billion and $(864), $78, and $1.7 billion at September 30, 2011 and December 31, 2010, respectively.
The following table illustrates the transaction’s impact on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Earned premiums	$(19)	$(15)	$(50)	$(40)
Net realized gains (losses)	977	(77)	484	853

Total revenues	958	(92)	434	813
Benefits, losses and loss adjustment expenses	(12)	(11)	(37)	(28)
Insurance operating costs and other expenses	1,821	(530)	1,445	304

Total benefits, losses and expenses	1,809	(541)	1,408	276
Income (loss) before income taxes	(851)	449	(974)	537
Income tax expense (benefit)	(298)	157	(336)	188

Net income (loss)	$(553)	$292	$(638)	$349

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Revenues
Fee income and other	$9	$27
Net realized capital gains	1	1

Total revenues	10	28

Benefits, losses and expenses
Amortization of deferred policy acquisition costs and present value of future profits	7	14
Insurance operating costs and other expenses	6	20

Total benefits, losses and expenses	13	34
Loss before income taxes	(3)	(6)
Income tax benefit	—	(1)

Loss from discontinued operations, net of tax	$(3)	$(5)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of September 30, 2011, and its results of operations for the three and nine months ended September 30, 2011 compared to the equivalent 2010 periods. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2010 Form 10-K Annual Report.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Fee income and other	$945	$923	2%	$2,899	$2,825	3%
Earned premiums	60	74	(19%)	180	191	(6%)
Net investment income (loss)
Securities available-for-sale and other	652	649	—	1,977	1,976	—
Equity securities, trading [1]	(147)	146	NM	(103)	159	NM

Total net investment income	505	795	(36%)	1,874	2,135	(12%)
Net realized capital gains (losses)	1,027	(563)	NM	537	(472)	NM

Total revenues	2,537	1,229	106%	5,490	4,679	17%
Benefits, losses and loss adjustment expenses	938	697	35%	2,414	2,275	6%
Benefits, losses and loss adjustment expenses — returns credited on international unit — linked bonds and pension products [1]	(146)	146	NM	(103)	159	NM
Amortization of deferred policy acquisition costs and present value of future profits	280	(81)	NM	542	114	NM
Insurance operating costs and other expenses	2,308	(75)	NM	2,904	1,762	65%
Dividends to policyholders	5	3	67%	10	10	—

Total benefits, losses and expenses	3,385	690	NM	5,767	4,320	33%
Income (loss) from continuing operations before income taxes	(848)	539	NM	(277)	359	NM
Income tax expense (benefit)	(323)	160	NM	(315)	71	NM

Income (loss) from continuing operations, net of tax	(525)	379	NM	38	288	(87%)
Loss from discontinued operations, net of tax	—	(3)	100%	—	(5)	100%

Net income (loss)	(525)	376	NM	38	283	(87%)
Net income (loss) attributable to the noncontrolling interest	(4)	2	NM	(2)	7	NM

Net income (loss) attributable to Hartford Life Insurance Company	$(521)	$374	NM	$40	$276	(86%)

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting international unit — linked bonds and pension products business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
Net income declined for the three and nine months ended September 30, 2011 as a result of the impact to losses from the affiliate modco reinsurance agreement and the third quarter Unlock, which resulted in an increase in DAC amortization. These expenses were partially offset by favorable net realized capital gains.
The affiliate modco reinsurance agreement decreased earnings by $845 and $986 for the three and nine months ended September 30, 2011 compared to 2010 for a net loss of $553 and $638, respectively. The most significant fluctuations of the modco agreement were net realized capital losses and insurance operating costs and other expenses. For further discussion on the affiliate modco reinsurance agreement see Note 10 of the Notes to Condensed Consolidated Financial Statements.
The Company recorded an Unlock charge of $216, after-tax, for the third quarter of 2011 compared to an Unlock benefit of $151, after-tax, for the third quarter of 2010 and an Unlock charge of $190, after-tax for the first nine months of 2011 compared to an Unlock benefit of $113 for the first nine months of 2010. The charge in 2011 was attributable to actual separate account returns being below our aggregated estimated return and the impact of assumption updates. The Unlock benefit in 2010 was attributable to actual separate account returns being above our aggregated estimated return. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.
Net realized gains, excluding the impacts of the modco reinsurance agreement increased by $505 and $1.2 billion for the three and nine months ended September 30, 2011 compared to 2010 for a net realized gain of $92 and $144, respectively. For further discussion on the Net realized gains, see Net Realized Capital Gains (Losses) within the MD&A.
Income tax expense (benefit) includes a $56 income tax benefit for the release of the income tax valuation allowance associated with investment realized capital losses for the nine months ended September 30, 2011. This valuation allowance was recorded during the nine months ended September 30, 2010. Also included in the income tax expense (benefit) for the nine months ended September 30, 2011 is a $52 income tax benefit related to a resolution of a tax matter with the Internal Revenue Service (“IRS”) for the computation of dividends received deduction for years 1998, 2000 and 2001. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

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
Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2010 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for September 30, 2011 results.

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
The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the three months ended September 30, 2011 and 2010 was as follows:

	Global Annuity		Life Insurance		Retirement Plans		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$(49)	$53	$(35)	$30	$(43)	$19	$—	$—	$(127)	$102
SIA	(1)	1	—	(1)	(1)	—	—	—	(2)	—
URR	—	—	11	(2)	—	—	—	—	11	(2)
Death and Other Insurance Benefit Reserves	(53)	42	(43)	1	—	—	(2)	8	(98)	51

Total	$(103)	$96	$(67)	$28	$(44)	$19	$(2)	$8	$(216)	$151

The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the nine months ended September 30, 2011 and 2010 was as follows:

	Global Annuity		Life Insurance		Retirement Plans		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$(43)	$50	$(39)	$24	$(43)	$15	$—	$—	$(125)	$89
SIA	(1)	1	—	(1)	(1)	—	—	—	(2)	—
URR	—	—	12	4	—	—	—	—	12	4
Death and Other Insurance Benefit Reserves	(30)	14	(43)	1	—	—	(2)	5	(75)	20

Total	$(74)	$65	$(70)	$28	$(44)	$15	$(2)	$5	$(190)	$113

The most significant contributor to the Unlock charge recorded during the three and nine months ended September 30, 2011 was attributed to actual separate account returns being below the estimated separate account return.
An Unlock revises EGPs, on a quarterly basis, to reflect market the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of September 30, 2011, the margin between the DAC balance and the present value of future EGPs was 2% for U.S. individual variable annuities, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Goodwill Impairment
The Company completed its annual goodwill assessment for the individual reporting units as of January 1, 2011, which resulted in no write-downs of goodwill in 2011. The reporting units passed the first step of their annual impairment tests with significant margins.
During the fourth quarter of 2011, the Company will change the date of its annual impairment test to October 31st. All individual reporting units will perform an impairment test in the fourth quarter even if previously performed during the fiscal year. The change is being made to more closely align the impairment testing date with the long-range planning and forecasting process.

Investment Results
Composition of Invested Assets

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$46,103	73.4%	$44,834	78.7%
Fixed maturities, at fair value using the fair value option	1,314	2.1%	639	1.1%
Equity securities, AFS, at fair value	416	0.7%	340	0.6%
Mortgage loans	3,983	6.3%	3,244	5.7%
Policy loans, at outstanding balance	2,125	3.4%	2,128	3.7%
Limited partnerships and other alternative investments	1,340	2.1%	838	1.5%
Other investments [1]	2,584	4.1%	1,461	2.6%
Short-term investments	4,949	7.9%	3,489	6.1%

Total investments excluding equity securities, trading	62,814	100.0%	56,973	100.0%
Equity securities, trading, at fair value [2]	1,953		2,279

Total investments	$64,767		$59,252

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the Global Annuity-International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2010 primarily due to increases in short-term investments, fixed maturities, AFS, other investments and mortgage loans. The increase in short-term investments was a result of an increase in derivative cash collateral received from counterparties as derivatives increased in value. The Company holds a liability within other liabilities to reflect the obligation to return the collateral. The increase in fixed maturities, AFS, was largely the result of improved valuations as a result of declining interest rates. The increase in other investments primarily relates to increases in value of derivatives largely due to a decline in the equity market, strengthening of the Japanese yen in comparison to the U.S. dollar and a decline in interest rates. The increase in mortgage loans related to the funding of commercial whole loans.
Net Investment Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$480	4.3%	$493	4.3%	$1,460	4.4%	$1,485	4.4%
Equity securities, AFS	1	0.9%	4	4.0%	7	2.6%	11	3.7%
Mortgage loans	53	5.5%	48	5.7%	150	5.5%	148	5.3%
Policy loans	31	5.8%	31	5.8%	97	6.1%	98	6.1%
Limited partnerships and other alternative investments	50	20.5%	30	16.5%	146	22.4%	87	15.9%
Other [3]	56		61		172		195
Investment expense	(19)		(18)		(55)		(48)

Total securities AFS and other	652	4.5%	649	4.5%	1,977	4.7%	1,976	4.6%
Equity securities, trading	(147)		146		(103)		159

Total net investment income	$505		$795		$1,874		$2,135

Total securities, AFS and other excluding limited partnerships and other alternative investments	$602	4.3%	$619	4.4%	$1,831	4.4%	$1,889	4.5%

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

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
Total net investment income declined largely due to equity securities, trading, resulting from deteriorations in market performance of the underlying investment funds supporting the European variable annuity product and net outflows, partially offset by the appreciation of currency. Total securities AFS and other remained relatively flat, driven by an increase in limited partnership and other alternative investment income due to strong private equity and real estate returns, as well as an increase in mortgage loan income due to additional investments in commercial whole loans. These increases were largely offset by lower income on fixed maturities resulting from the proceeds from sales being reinvested at lower rates.

Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2011	2010	2011	2010
Gross gains on sales	$116	$99	$317	$404
Gross losses on sales	(26)	(40)	(159)	(155)
Net OTTI losses recognized in earnings	(42)	(73)	(92)	(299)
Valuation allowance on mortgage loans	—	—	25	(111)
Japanese fixed annuity contract hedges, net [1]	9	11	(2)	22
Periodic net coupon settlements on credit derivatives/Japan	4	—	—	(4)
Results of variable annuity hedge program
GMWB derivatives, net	(355)	167	(327)	(116)
Macro hedge program	1,193	(443)	863	(210)

Total results of variable annuity hedge program	838	(276)	536	(326)
GMIB/GMAB/GMWB reinsurance	(548)	(224)	(212)	(780)
Coinsurance and modified coinsurance reinsurance contracts	866	(174)	370	669
Other, net [2]	(190)	114	(246)	108

Net realized capital gains (losses)	$1,027	$(563)	$537	$(472)

[3]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding periodic net coupon settlements, and Japan fair value option securities).

[4]	Primarily consists of gains and losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps, and other investment gains and losses.
Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•    Gross gains and losses on sales for the three and nine months ended September 30, 2011 were predominately from investment grade corporate securities, U.S. Treasuries and commercial real estate related securities.

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

Variable annuity hedge program
•    The loss on GMWB related derivatives, net, for the three and nine months ended September 30, 2011 was primarily due to a decrease in long-term interest rates that resulted in a charge of ($247) and ($261), respectively, and a higher interest rate volatility that resulted in a charge of ($72) and ($76), respectively. The gain on the macro hedge program for the three and nine months ended September 30, 2011 is driven by a lower equity market valuation and foreign currency movements, primarily the Japanese yen strengthening in comparison to the euro.

•    The gain on GMWB derivatives, net, for the three months ended September 30, 2010 was primarily due to gains on liability model assumption updates of $164 and gains driven by lower implied market volatility of $117, partially offset by losses due to a general decrease in long-term rates of ($94). The loss on GMWB derivatives, net, for the nine months ended September 30, 2010 was primarily due to a general decrease in long-term interest rates that resulted in a charge of ($309), partially offset by gains on liability model assumption updates of $164. The net loss on the macro hedge program was primarily the result of higher equity market valuation.

Other, net
•    Other, net loss for the three and nine months ended September 30, 2011 was primarily due to losses of ($152) and ($125), respectively, on credit derivatives and fair value option securities driven by credit spread widening and losses of ($54) and ($86), respectively, on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S. interest rates. In addition, losses of ($42) for the three and nine months ended September 30, 2011 resulted from equity futures and options used to hedge equity market risk in the investment portfolio due to an increase in the equity market during the hedged period.

•    Other, net gain for the three months ended September 30, 2010 was primarily due to gains of $91 on credit derivatives that assume credit risk driven by credit spreads tightening, gains of $22 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates, and gains of $15 on the Japan variable annuity hedges due to the appreciation of the Japanese yen. These gains were partially offset by net losses of ($30) related to the Japan 3Win hedging derivatives primarily due to the decrease in long-term interest rates.

•    Other, net gains for the nine months ended September 30, 2010 was primarily due to gains of $105 on credit derivatives, gains of $60 related to Japan variable annuity hedges due to the appreciation of the Japanese yen, and gains of $19 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates. These gains were partially offset by losses of ($117) on Japan 3Win hedging derivatives primarily due to the decrease in long-term interest rates and losses of ($36) on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI.

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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2011, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $40. Based on the contractual terms of certain collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2011, the Company has incurred no losses on derivative instruments due to counterparty default.
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
Fixed Maturities by Credit Quality

	September 30, 2011			December 31, 2010
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$4,688	$5,021	10.9%	$6,074	$6,040	13.5%
AAA	4,990	5,213	11.3%	5,175	5,216	11.6%
AA	6,455	6,401	13.9%	6,560	6,347	14.2%
A	12,995	14,025	30.4%	12,396	12,552	28.1%
BBB	12,591	13,109	28.4%	11,878	12,059	26.8%
BB & below	3,011	2,334	5.1%	3,240	2,620	5.8%

Total fixed maturities	$44,730	$46,103	100.0%	$45,323	$44,834	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to sales of U.S. Treasuries as the Company continues to reinvest in spread product, partially offset by net purchases of investment grade corporate securities concentrated in high quality industrial, utility and financial services issuers. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.
Securities by Type

	September 30, 2011					December 31, 2010
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$1,940	22	(176)	1,786	3.9%	$1,761	$14	$(199)	$1,576	3.5%
Small business	358	—	(115)	243	0.5%	369	—	(125)	244	0.5%
Other	302	40	(3)	339	0.7%	265	15	(32)	248	0.6%
CDOs
Collateralized loan obligations (“CLOs”)	1,641	—	(140)	1,501	3.3%	1,713	—	(151)	1,562	3.5%
CREs	441	—	(162)	279	0.6%	562	—	(228)	334	0.7%
Other	3	—	—	3	—	3	—	—	3	—
CMBS
Agency backed [1]	341	18	—	359	0.8%	295	5	(2)	298	0.7%
Bonds	3,774	91	(305)	3,560	7.7%	4,519	91	(383)	4,227	9.4%
Interest only (“IOs”)	355	40	(14)	381	0.8%	469	50	(16)	503	1.1%
Corporate
Basic industry [2]	2,243	201	(18)	2,425	5.3%	2,006	127	(20)	2,113	4.7%
Capital goods	2,180	238	(11)	2,407	5.2%	2,095	154	(15)	2,234	5.0%
Consumer cyclical	1,419	132	(8)	1,543	3.3%	1,259	79	(8)	1,330	3.0%
Consumer non-cyclical	4,217	509	(9)	4,717	10.3%	4,262	316	(25)	4,553	10.2%
Energy	2,612	306	(6)	2,912	6.3%	2,421	167	(14)	2,574	5.7%
Financial services	5,331	256	(384)	5,203	11.4%	4,999	189	(345)	4,843	10.8%
Tech./comm.	2,760	280	(37)	3,003	6.5%	2,844	188	(45)	2,987	6.7%
Transportation	806	84	(2)	888	1.9%	845	56	(9)	892	2.0%
Utilities	5,411	574	(30)	5,955	12.9%	4,661	259	(40)	4,880	10.9%
Other [2]	439	4	(14)	379	0.8%	542	10	(17)	509	1.1%
Foreign govt./govt. agencies	1,022	91	(5)	1,108	2.4%	963	48	(9)	1,002	2.2%
Municipal — Taxable	1,393	112	(40)	1,465	3.2%	1,149	7	(124)	1,032	2.3%
Residential mortgage-backed securities (“RMBS”)
Agency	2,404	144	—	2,548	5.5%	2,908	78	(16)	2,970	6.6%
Non-agency	53	—	(1)	52	0.1%	64	—	(2)	62	0.1%
Alt-A	108	—	(18)	90	0.2%	144	—	(18)	126	0.3%
Sub-prime	1,234	3	(394)	843	1.8%	1,334	1	(375)	960	2.1%
U.S. Treasuries	1,943	173	(2)	2,114	4.6%	2,871	11	(110)	2,772	6.3%

Fixed maturities, AFS	44,730	3,318	(1,894)	46,103	100.0%	45,323	1,865	(2,328)	44,834	100.0%
Equity securities
Financial services	129	—	(47)	82		151	—	(40)	111
Other	325	26	(17)	334		169	61	(1)	229

Equity securities, AFS	454	26	(64)	416		320	61	(41)	340

Total AFS securities	$45,184	$3,344	$(1,958)	$46,519		$45,643	$1,926	$(2,369)	$45,174

Fixed maturities, FVO				$1,314					$639

[1]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The Company continues to reallocate to investment grade corporate securities concentrated in high quality industrial, utility and financial services issuers, while reducing its exposure to U.S. Treasuries, commercial real estate and subordinated financial services securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to declining interest rates, partially offset by credit spread widening. Fixed maturities, FVO, represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily investment grade CRE CDOs and a subordinated position on a basket of corporate bonds. For further discussion on fair value option securities, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

The Company’s European investment exposure, excluding hedging derivatives, has an amortized cost and fair value of $4.9 billion and $5.2 billion, respectively, as of September 30, 2011 and $5.3 billion and $5.5 billion, respectively, as of December 31, 2010. Approximately 85% of this exposure largely relates to corporate entities, primarily industrials, utilities and financial services, which are domiciled in or generated a significant portion of their revenue within the United Kingdom, Switzerland, the Netherlands, and Germany, the majority of which is US dollar-denominated. The securities that are euro-denominated are hedged to US dollars or support foreign-denominated liabilities. Included in the Company’s European investment exposure were investments in Greece, Ireland, Italy, Portugal and Spain (“GIIPS”) with an amortized cost and fair value of $491 and $463, respectively, as of September 30, 2011 and $607 and $596, respectively, as of December 31, 2010. The Company holds less than $1 of corporate securities of companies domiciled in Greece. Additionally, the Company does not hold any sovereign debt exposure in GIIPS.
Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	September 30, 2011			December 31, 2010
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$197	$206	$9	$157	$162	$5
AA	1,438	1,449	11	1,472	1,480	8
A	2,617	2,532	(85)	2,496	2,381	(115)
BBB	1,007	950	(57)	885	809	(76)
BB & below	201	148	(53)	140	122	(18)

Total	$5,460	$5,285	$(175)	$5,150	$4,954	$(196)

Financial companies continued to stabilize in 2011 due to positive earnings performance, improvement in asset quality and fewer loan defaults. However, spread volatility in the financial sector increased during the third quarter on concerns around European sovereign risks, regulatory pressures and a weaker U.S. macroeconomic environment. Financial institutions remain vulnerable to ongoing stress in the real estate markets including high unemployment and global economic uncertainty, which could adversely impact the Company’s net unrealized position. Included in the table above as of September 30, 2011 is $901 of high quality European investment exposure, of which only $20 relates to GIIPS.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals, such as increases in transaction activities, more readily available financing and new issuances. While delinquencies still remain at historically high levels, they are expected to move lower in early 2012.
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
CMBS — Bonds [1]
September 30, 2011

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$254	$258	$60	$58	$36	$34	$10	$8	$22	$20	$382	$378
2004	193	202	57	62	39	36	27	26	6	5	322	331
2005	314	333	48	44	105	92	135	108	41	33	643	610
2006	551	578	512	456	70	63	209	170	301	253	1,643	1,520
2007	173	178	146	117	45	38	112	85	101	86	577	504
2008	30	32	—	—	—	—	—	—	—	—	30	32
2010	6	7	—	—	—	—	—	—	—	—	6	7
2011	171	178	—	—	—	—	—	—	—	—	171	178
Total	$1,692	$1,766	$823	$737	$295	$263	$493	$397	$471	$397	$3,774	$3,560

Credit protection		27.8%		23.5%		18.9%		13.3%		8.4%		21.8%

December 31, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$545	$558	$65	$64	$33	$32	$14	$13	$18	$16	$675	$683
2004	287	302	25	24	39	35	27	22	6	5	384	388
2005	335	347	48	43	138	115	112	94	74	59	707	658
2006	703	728	509	481	183	159	322	266	335	262	2,052	1,896
2007	187	196	116	93	45	35	137	104	186	143	671	571
2008	30	31	—	—	—	—	—	—	—	—	30	31
Total	$2,087	$2,162	$763	$705	$438	$376	$612	$499	$619	$485	$4,519	$4,227

Credit protection		29.7%		22.9%		12.3%		14.1%		7.6%		21.8%

[1]	The vintage year represents the year the pool of loans was originated.
The Company has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $441 and $279, respectively, as of September 30, 2011 and $562 and $334, respectively, as of December 31, 2010. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impacts market liquidity and results in higher risk premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2011, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
Commercial Mortgage Loans

	September 30, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$130	$(5)	$125	$182	$(5)	$177
Whole loans	3,375	(14)	3,361	2,479	(16)	2,463
A-Note participations	236	—	236	288	—	288
B-Note participations	177	(5)	172	195	(5)	190
Mezzanine loans	89	—	89	162	(36)	126

Total	$4,007	$(24)	$3,983	$3,306	$(62)	$3,244

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Since December 31, 2010, the Company funded $1.1 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 63% and a weighted average yield of 4.6%. The Company continues to originate commercial whole loans in primary markets, focusing on loans with strong LTV ratios and high quality property collateral. As of September 30, 2011, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4, respectively.

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

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Hedge funds	$426	31.8%	$33	4.0%
Mortgage and real estate funds	207	15.5%	161	19.2%
Mezzanine debt funds	62	4.6%	68	8.1%
Private equity and other funds	645	48.1%	576	68.7%

Total	$1,340	100.0%	$838	100.0%

Since December 31, 2010, the increase in hedge funds relate to a newly established fund of hedge funds special purpose entity.
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $2.0 billion as of September 30, 2011, which is an improvement of $411, or 17%, from December 31, 2010 as interest rates declined, partially offset by credit spread widening. As of September 30, 2011, $669 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $1.3 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $196 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of September 30, 2011 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk Section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	September 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss [1]
Three months or less	775	$3,228	$3,134	$(94)	200	$6,892	$6,631	$(257)
Greater than three to six months	228	872	794	(78)	219	353	335	(17)
Greater than six to nine months	41	167	156	(11)	60	293	269	(24)
Greater than nine to eleven months	77	613	539	(65)	82	127	115	(12)
Twelve months or more	796	8,627	6,875	(1,710)	1,024	10,769	8,689	(2,059)

Total	1,917	$13,507	$11,498	$(1,958)	1,585	$18,434	$16,039	$(2,369)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	September 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss
Three months or less	258	$1,443	$1,039	$(366)	47	$433	$322	$(111)
Greater than three to six months	44	416	283	(133)	15	126	97	(29)
Greater than six to nine months	—	—	—	—	24	155	107	(48)
Greater than nine to eleven months	14	34	20	(14)	9	20	16	(4)
Twelve months or more	222	1,887	1,111	(776)	342	3,547	2,244	(1,303)

Total	538	$3,780	$2,453	$(1,289)	437	$4,281	$2,786	$(1,495)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	September 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	28	$121	$55	$(66)	15	$25	$11	$(14)
Greater than three to six months	7	33	12	(21)	4	2	1	(1)
Greater than six to nine months	5	8	2	(6)	11	64	28	(36)
Greater than nine to eleven months	7	14	5	(9)	—	—	—	—
Twelve months or more	52	279	83	(196)	88	635	233	(402)

Total	99	$455	$157	$(298)	118	$726	$273	$(453)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
ABS	$12	$—	$20	$5
CRE CDOs	20	33	30	122
CMBS
Bonds	1	21	5	111
IOs	—	1	2	1
Corporate	9	14	24	16
Equity	—	—	7	5
RMBS
Non-agency	—	1	—	2
Alt-A	—	—	—	8
Sub-prime	—	3	3	29
Other	—	—	1	—

Total	$42	$73	$92	$299

For the three and nine months ended September 30, 2011, impairments recognized in earnings were comprised of credit impairments of $29 and $68, respectively, impairments on equity securities of $13 and $17, respectively, and securities that the Company intends to sell of $0 and $7, respectively.
Credit impairments were primarily concentrated in structured securities associated with commercial real estate, as well as direct private equity investments. The structured securities were impaired primarily due to property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three and nine months ended September 30, 2011 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.

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
Impairments on securities for which the Company has the intent to sell consisted of corporate financial services securities and ABS collateralized by aircraft where the Company anticipates reducing its exposure to certain investments.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $9 and $66, respectively, for the three and nine months ended September 30, 2011, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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
Three and nine months ended September 30, 2010
For the three and nine months ended September 30, 2010, impairments recognized in earnings were comprised of credit impairments of $52 and $273, respectively, primarily concentrated in CMBS bonds and CRE CDOs due to continued property-specific deterioration of the underlying collateral and increased delinquencies. Also included were impairments on debt securities for which the Company intended to sell of $21 and $21, respectively, as the Company continued to reduce its exposure to certain variable-rate CMBS, as well as impairments on equity securities of $0 and $5, respectively.
Valuation Allowances on Mortgage Loans
The following table presents (additions) and reductions to valuation allowances on mortgage loans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Credit-related concerns	$—	$—	$27	$(43)
Held for sale
Agricultural loans	—	—	(2)	(7)
B-note participations	—	—	—	(10)
Mezzanine loans	—	—	—	(51)

Total	$—	$—	$25	$(111)

For the nine months ended September 30, 2011, valuation allowances on mortgage loans were largely driven by the release of a reserve associated with the sale of a previously reserved for mezzanine loan. Continued improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific risk.

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
A decline in interest rates results in certain mortgage-backed securities being more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain products. Conversely, the fair value of the investment portfolio will increase when interest rates decline.
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
The Company’s operations are significantly influenced by the U.S., Japanese and other equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. These variable products include variable annuities, mutual funds, and variable life insurance.
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

Generally, increases in equity markets will reduce the value of the dynamic hedge programs and macro hedge derivative assets, resulting in realized capital losses during periods of market appreciation.

GMWB and Intercompany Reinsurance of GMWB, GMAB, and GMIB
The majority of the Company’s U.S. and U.K. variable annuities include a GMWB rider. In the second quarter of 2009, the Company suspended all product sales in the U.K. Declines in the equity markets will increase the Company’s liability for these benefits. The Company reinsures a majority of the GMWB benefits with an affiliated captive reinsurer. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. As of September 30, 2011 and December 31, 2010, 63% and 44%, respectively, of all unreinsured U.S GMWB ‘in-force’ contracts were ‘in the money’. For U.S. and U.K. GMWB contracts that were ‘in the money’ the Company’s exposure to the GRB, after internal and external reinsurance, as of September 30, 2011 and December 31, 2010, was $0.6 billion and $1.0 billion, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an ‘in the money’ GMWB at their death or their account value is reduced to a specified minimum level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $3.2 billion. For additional information on the Company’s GMWB liability, see Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
GMDB and Intercompany Reinsurance of GMDB
The majority of the Company’s variable annuity contracts include a GMDB rider. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer and an external reinsurer. Declines in the equity market will increase the Company’s liability GMDB riders. The Company’s total gross exposure (i.e. before reinsurance) to U.S. GMDBs as of September 30, 2011 and December 31, 2010 is $15.8 billion and $10.7 billion, respectively. The Company will incur these payments in the future only if the policyholder has an ‘in-the-money’ GMDB at their time of death. As of September 30, 2011 and December 31, 2010, 83% and 56%, respectively, of all unreinsured U.S. GMDB in-force contracts were ‘in the money’. As of September 30, 2011, of the remaining net amount at risk for the GMDB benefit after the Company’s 55% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. As of December 31, 2010, of the remaining net amount at risk for GMDB benefit after the Company’s 60% of external reinsurance, 69% is internally reinsured with an affiliated captive reinsurer. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) referred to as the retained net amount at risk is $2.2 billion and $1.4 billion, as of September 30, 2011 and December 31, 2010, respectively. For additional information on the Company’s GMDB liability, see Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
Risk Management Approach
The Company analyzes and evaluates GMDB, GMWB, GMIB and GMAB market risk exposures arising from equity markets, interest rates, implied volatility, foreign currency exchange risk and correlation between these market risk exposures. As part of the Company’s risk management strategy, we manage or limit our exposure to certain of the risks associated with our global variable annuity products, primarily through a combination of product design elements, reinsurance and hedging.
The Company’s variable annuity hedging is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our global VA contracts. The variable annuity hedging also considers the potential impacts on Statutory accounting results.
The following table depicts the type of hedges being used by the Company to either partially or fully mitigate market risk exposures displayed above by variable annuity guarantees, as of September 30, 2011:

		Customized	Dynamic	Macro
Variable Annuity Guarantee	Reinsurance [1]	Derivative	Hedging	Hedging [
GMDB	✓			✓
GMDB (Assumed)	✓			✓
GMWB	✓	✓	✓	✓
For Life Component of GMWB	✓			✓
GMIB (Assumed)	✓			✓
GMAB (Assumed)	✓			✓

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
Derivative Hedging Strategies
The Company maintains derivative hedging strategies to reduce the economic exposure to market risks associated with guaranteed benefits that are embedded in our global VA contracts. The variable annuity hedging program also considers the potential impacts on Statutory accounting results.

GMWB Hedge Program
The Company enters into derivative contracts to hedge market risk exposures associated with the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.
Additionally, the Company holds customized derivative contracts to provide protection from certain capital market risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivative contracts are based on policyholder behavior assumptions specified at the inception of the derivative contracts. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices.
While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions and the relative emphasis placed on various risk management objectives.
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments such as options, futures, swaps, and forwards on equities and interest rates to provide protection against the statutory tail scenario risk arising from U.S., U.K., and Japan GMWB, GMDB, GMIB and GMAB liabilities, on the Company’s statutory surplus. These macro hedges cover portions of dynamic hedging programs of The Hartford, as well as, some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
Hedging Impact
During the quarter ended September 30, 2011, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax loss of $118.8 primarily driven by the transfer of the decrease of $335.5 in GMWB liabilities to an affiliated reinsurer and decreases in equity levels of approximately 14% and increases in volatility of approximately 2.3%, partially offset by strengthened yen by approximately 4.3% against the dollar and 11.7% against the Euro,. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion.
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
The yen based fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. During 2009, the Company suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the September 30, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2011, is $321. Of this $321, the legal entities have posted collateral of $330 in the normal course of business. Based on derivative market values as of September 30, 2011, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The aggregate notional amount of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 as of September 30, 2011 was $13.3 billion with a corresponding fair value of $619. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.1 billion and a fair value of $231, for which the Company has a contractual right to make a collateral payment in the amount of approximately $44 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related guarantor is downgraded two levels or more below the current ratings by both Moody’s and S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of September 30, 2011, the gross fair value of the affected derivative contracts is $254, which would approximate the settlement value.
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
As of September 30, 2011, the Company’s cash and short-term investments of $6 billion, included $2.5 billion of collateral received from, and held on behalf of, derivative counterparties and $347 of collateral pledged to derivative counterparties. The Company also held $2.1 billion of treasury securities, of which $330 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $64 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of September 30, 2011:

Fixed maturities	$47,417
Short-term investments	4,949
Cash	1,057
Less: Derivative collateral	(3,158)

Total	$50,265

Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Annuity obligations of Global Annuity and Life Insurance obligations will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement Plans and institutional investment products within Global Annuity will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s international annuity subsidiary and affiliate will be generally funded by the legal entity in the country in which the obligation was generated.
Federal Home Loan Bank of Boston
The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. As of September 30, 2011, the Company had no advances outstanding under the FHLBB facility. The Connecticut Department of Insurance (“CTDOI”) permits the Company to pledge up to $1.45 billion in qualifying assets to secure FHLBB advances for 2011. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits.

As of
September 30,
Contractholder Obligations	2011
Total Contractholder obligations	$202,966
Less: Separate account assets [1]	(143,913)
International statutory separate accounts [1]	(1,917)

General account contractholder obligations	$57,136

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$22,732
Fixed MVA annuities [3]	9,872
International fixed MVA annuities	2,704
Guaranteed investment contracts (“GIC”) [4]	675
Other [5]	21,153

General account contractholder obligations	$57,136

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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $815 in dividends in 2011 without prior approval from the applicable insurance commissioner. For the nine months ended September 30, 2011, the Company received dividends of $7 from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $676 in 2011. However, because the Company’s earned surplus was negative as of December 31, 2010, the Company is not permitted to pay any dividends to its parent in 2011 without prior approval from the Connecticut Insurance Commissioner. For the nine months ended September 30, 2011, the Company did not pay dividends to its parent company.

	Nine Months Ended
	September 30,
Cash Flows	2011	2010
Net cash provided by operating activities	$1,832	$1,606
Net cash provided by (used for) investing activities	$(1,012)	$(51)
Net cash used for financing activities	$(293)	$(1,906)
Cash — end of period	$1,057	$433
Net cash provided by operating activities increased due to higher fee income, along with the effect of the modco reinsurance agreement.
Net cash used for investing activities in 2011 primarily relates to net purchases of available-for-sale securities of $936, net purchases of mortgage loans of $718 and net purchases of fixed maturities, fair value option, of $621, partially offset by net payments on derivatives of $1.7 billion. Net cash used for investing activities in 2010 primarily relates to net purchases of available-for-sale securities of $1.4 billion, partially offset by net proceeds from sales of mortgage loans of $943 and net proceeds from derivatives of $347.
Net cash used for financing activities in 2011 relates to net outflows on investment and universal life-type contracts and repayments of consumer notes. Net cash used for financing activities in 2010 relates to net outflows on investment and universal life-type contracts of $1.2 billion and repayments of consumer notes of $752.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 27, 2011:

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

Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $6.1 billion as of September 30, 2011 and $5.8 billion as of December 31, 2010, respectively. The statutory surplus amount as of December 31, 2010 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of September 30, 2011, is an estimate, as the 2011 statutory filings have not yet been made.
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
While The Hartford filed an application to deregister as a savings and loan holding company in connection with the closing of the sale of our affiliate thrift subsidiary, Federal Trust Bank, on November 1, 2011, a number of provisions of the Dodd-Frank Act affect The Hartford due to The Hartford’s current status as a savings & loan holding company. For example, because of The Hartford’s status as a savings and loan holding company or if it is designated a systemically important institution, the Dodd-Frank Act may restrict The Hartford and its subsidiaries from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis and additional regulation of compensation for savings and loan holding companies.
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

FY 2012, Budget of the United States Government
On February 15, 2011, the Obama Administration released its “FY 2012, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings. The Budget also included a proposal to levy a “Financial Crisis Responsibility Fee,” of $30 billion in the aggregate, over 10 years on large financial institutions, including The Hartford. On September 19, 2011, the Obama Administration included the DRD and COLI proposals, as well as the financial crisis responsibility fee, in a proposal sent to the congress as part of a deficit reduction package.
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
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2011.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products and structured settlements. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between Hartford Investment Financial Services, LLC and the six mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation Hartford Investment Financial Services, LLC received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and moved to dismiss both actions. In September 2011, the motions to dismiss were granted in part and denied in part. The district court gave the plaintiffs leave to amend their complaints by November 14, 2011 and ordered Hartford Investment Financial Services, LLC to respond by January 16, 2012.

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
See Exhibits Index on page 77.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Beth A. Bombara Beth A. Bombara
Chief Accounting Officer
November 2, 2011

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011
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

[1]
Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.