Form 10-K
period 2011-12-31
HARTFORD LIFE INSURANCE CO
filed 2012-02-24
CIK 45947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

((Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(860) 547-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark:			Yes	No
• if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			☒	☐
• if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.			☐	☒

•        whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			☒	☐

•        whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			☒	☐

•        if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

			☒	☐

•        whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non Accelerated filer ☒	Smaller reporting company ☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)			☐	☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2011 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.

As of February 17, 2012, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. Risk Factors and those identified from time to time in our other filings with the Securities and Exchange Commission. These important risks and uncertainties include:

•

challenges related to the Company’s current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus, and austerity initiatives, sovereign credit concerns, including the potential consequences associated with recent and further potential downgrades to the credit ratings of debt issued by the United States government, European sovereigns and other adverse developments on financial, commodity and credit markets and consumer spending and investment, including in respect of Europe, and the effect of these events on our returns in our life investment portfolios and our hedging costs associated with our variable annuities business;

•

the potential impact or consequences of our ongoing evaluation of the Company’s strategy and business portfolio, which may lead us to pursue one or more transactions or take other actions, including the discontinuance or placing in run-off of certain lines of business and/or the pursuit of strategic acquisitions, divestitures or restructurings, and the potential that any of the foregoing transactions or actions may not be achievable or that the benefits anticipated to be gained thereby may not be obtained;

•

the success of our initiatives relating to the realignment of our business, including the continuing realignment of our hedge program for our variable annuity business and plans to improve the profitability and long-term growth prospects of our key divisions, including through opportunistic acquisitions or divestitures or other actions or initiatives and the impact of regulatory or other constraints on our ability to complete these initiatives and deploy capital among our businesses as and when planned;

•

market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, and implied volatility levels, as well as continuing uncertainty in key sectors such as the global real estate market;

•	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	volatility in our earnings and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of statutory surplus and cash flows;

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

•	the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	the Company’s ability to distribute its products through distribution channels both current and future;

•

the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which, among other effects has resulted in the establishment of a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions and created a new “Federal Insurance Office” within the U.S. Department of the Treasury (“Treasury”);

•	unfavorable judicial or legislative developments;

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

•	regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends

•

the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber or other information security incident or other unanticipated event;

•	the risk that our framework for managing business risks may not be effective in mitigating material risk and loss to the Company;

•	the potential for difficulties arising from outsourcing relationships;

•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and

•	other factors described in such forward-looking statements.

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

PART I

Item 1. BUSINESS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

General

Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “the Company”, “we” or “our”), is an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), an insurance and financial services company. HLIC is among the largest providers of insurance and investment products in the United States. The Company also assumes fixed annuity products and living and death benefit riders on variable annuities from The Hartford’s Japan operations and also cedes insurance risks to affiliates and third party reinsurance companies. At December 31, 2011, total assets and total stockholder’s equity were $222.5 billion and $9.7 billion, respectively.

Reporting Segments

The Company is organized into five reporting segments: Individual Annuity, Individual Life, Retirement Plans, Mutual Funds and Runoff Operations. In 2011, the Company made changes to its reporting segments, forming a Runoff Operations segment, to reflect the manner in which it is currently organized for purposes of making operating decisions and assessing performance. Segment data for prior reporting periods has been adjusted accordingly. The Company’s Other category includes corporate items not directly allocated to any of its reporting segments, certain direct group life and group disability insurance that is ceded to an affiliate, as well as certain fee income and commission expense associated with sales of non-proprietary products by broker-dealer subsidiaries.

For further discussion on the reporting segments, including financial disclosures on revenues by product, net income (loss), and assets for each reporting segment, see Note 2 of the Notes to Consolidated Financial Statements.

The Company provides investment products for over 6 million customers and life insurance for approximately 692,000 customers.

As part of The Hartford’s strategic decision to focus on its U.S. businesses, the Company suspended all new sales in its European operations in the second quarter of 2009 and divested its Brazil joint venture, Canadian mutual fund business and its offshore insurance business in 2010. The Company’s remaining runoff businesses, previously reported as part of the Global Annuity and Life Insurance segments, are now included in the Runoff Operations segment formed in 2011.

Principal Products

Individual Annuity offers individual variable, fixed market value adjusted (“MVA”), fixed index and single premium immediate annuities in the U.S.

Individual Life offers a variety of life insurance products, including variable universal life, universal life, and term life.

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

Marketing and Distribution

Individual Annuity’s distribution network includes national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties. The Company’s primary wholesaler of its individual annuities is Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”) which are indirect wholly-owned subsidiaries of Hartford Life, Inc. HLD provides sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States.

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

Mutual Funds sales professionals are segmented into two teams; a retail team and an institutional team. The retail team, through it’s internal wholesaler HLD, distributes The Hartford’s open-end funds and markets 529 college savings plans to national and regional broker-dealer organizations, banks and other financial institutions, independent financial advisors and registered investment advisors. The institutional team distributes The Hartford’s funds to professional buyers, such as broker-dealers, consultants, record keepers, and bank trust groups.

Competition

Individual Annuity competes with other life insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors, asset managers, and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service. Individual Annuity’s annuity deposits continue to decline due to competitive activity and the Company’s product and risk decisions. Many competitors have responded to the equity market volatility by increasing the price of their living benefit products and changing the level of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In 2011, the Company enhanced product design for variable annuities to meet customers future income needs while abiding by the risk tolerances of the Company.

Individual Life competes with other life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Product sales are affected primarily by the availability and price of reinsurance, volatility in the equity markets, breadth and quality of life insurance products being offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, and the quality of underwriting and customer service. The individual life industry continues to see a distribution shift away from the traditional life insurance sales agents to the consultative financial advisor as the place people go to buy their life insurance. Individual Life’s regional sales office system is a differentiator in the market and allows it to compete effectively across multiple distribution outlets.

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

Reinsurance

The Company cedes insurance to affiliated and unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and concentrations of credit risk. Reinsurance accounting is followed for ceded transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). If the ceded transactions do not provide risk transfer, the Company accounts for these transactions as financing transactions. The Company’s procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. For further discussion of reinsurance, see Note 5 and Note 16 of the Notes to Consolidated Financial Statements.

Investment Operations

The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio limits for below investment grade holdings and foreign currency exposure limits. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Part II, Item 7, MD&A – Enterprise Risk Management – Credit Risk.

Enterprise Risk Management

The Company’s risk management function is part of The Hartford’s overall risk management program. The Hartford maintains an enterprise risk management function (“ERM”) that is charged with providing analyses of The Hartford’s risks on an individual and aggregated basis and with ensuring that The Hartford’s risks remain within its risk appetite and tolerances. ERM plays an integral role at The Hartford by fostering a strong risk management culture and discipline. The mission of ERM is to support The Hartford in achieving its strategic priorities by:

•	Providing a comprehensive view of the risks facing The Hartford, including risk concentrations and correlations;

•

Helping management define The Hartford’s overall capacity and appetite for risk by evaluating the risk return profile of the business relative to The Hartford’s strategic intent and financial underpinning;

•	Assisting management in setting specific risk tolerances and limits that are measurable, actionable, and comply with The Hartford’s overall risk philosophy;

•	Communicating and monitoring The Hartford’s risk exposures relative to set limits and recommending, or implementing as appropriate, mitigating strategies; and

•	Providing insight to assist leaders in growing the businesses and achieving optimal risk-adjusted returns within established guidelines.

Enterprise Risk Management Structure and Governance

At The Hartford, the Board of Directors (“the Board”) has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. In addition, the Finance, Investment and Risk Management Committee (“FIRMCo”), which is comprised of all members of the Board, has responsibility for oversight of all financial risk exposures facing The Hartford, and all risks that do not fall within the oversight responsibility of any other standing committee. The Audit Committee is responsible for discussing with management risk assessment policies and overseeing enterprise operational risk.

At the corporate level, The Hartford’s Enterprise Chief Risk Officer (“ECRO” or “Chief Risk Officer”) leads ERM. The Chief Risk Officer reports directly to The Hartford’s Chief Executive Officer (“CEO”). Reporting to the ECRO are the Chief Insurance Risk Officer (“CIRO”), Chief Operational Risk Officer (“CORO”), and the Chief Market Risk Officer (“CMRO”). The Hartford has established the Enterprise Risk and Capital Committee (“ERCC”) that includes The Hartford’s CEO, Chief Financial Officer (“CFO”), Chief Investment Officer (“CIO”), Chief Risk Officer, the divisional Presidents and the General Counsel. The ERCC is responsible for managing The Hartford’s risks and overseeing the enterprise risk management program. The ERCC reports to the Board primarily through FIRMCo and through interactions with the Audit Committee.

The Hartford also has committees that manage specific risks and recommend risk mitigation strategies to the ERCC. These committees include The Hartford and Division Asset Liability Committees, Catastrophe Risk Committee, Emerging Risk Committees, and Operational Risk Committee (“ORC”).

Risk Management Framework

At The Hartford, risk is managed at multiple levels. The first line of risk management is generally the responsibility of the lines of business. Senior business leaders are responsible for identifying and managing risks specific to their business objectives and business environment. In many cases, the second line of risk management is the principal responsibility of ERM. ERM has the responsibility to ensure The Hartford has insight into its aggregate risk and that risks are managed within The Hartford’s overall risk tolerance. Internal Audit forms the third line of risk management by helping assess and ensure that risk controls are present and effective.

The Hartford’s Risk Management Framework consists of four core elements:

1.

Risk Culture and Governance: The Hartford has established policies for its major risks and a formal governance structure with leadership oversight and an assignment of accountability and authority. The governance structure starts at the Board and cascades to a central executive risk management committee and then to individual risk committees across The Hartford. In addition, The Hartford promotes a strong risk management culture and high expectations around ethical behavior.

2.

Risk Identification and Assessment: Through its ERM organization, The Hartford has developed processes for the identification, assessment, and, when appropriate, response to internal and external risks to The Hartford’s operations and business objectives. Risk identification and prioritization has been established within each area, including processes around emerging risks.

3.

Risk Appetite and Limits: The Hartford has a formal risk appetite statement that is approved by The Hartford’s ERCC and reviewed by the Board. Based on its risk appetite, The Hartford has implemented stated risk tolerances and an associated limit structure for each of its major financial and insurance risks. These formal limits are encapsulated in formal risk policies that are reviewed at least annually by the ERCC.

4.

Risk Monitoring, Controls and Communication: The Hartford monitors its major risks at the enterprise level through a number of enterprise reports, including but not limited to, a monthly risk dashboard, tracking the return on risk-capital across products, and regular stress testing. ERM communicates The Hartford’s risk exposures to senior and executive management and the Board, and reviews key business performance metrics, risk indicators, audit reports, risk/control self assessments and risk event data.

For further discussion on risk management, see Part II, Item 7, MD&A – Enterprise Risk Management.

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

Most states have enacted legislation that regulates insurance holding company systems such as Hartford Life Insurance Company. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval. In the jurisdictions in which the Company is domiciled, the acquisition of more than 10% of its outstanding common stock would require the acquiring party to make various regulatory filings.

The Company and certain of its subsidiaries sell variable life insurance, variable annuity, and some fixed guaranteed products that are “securities” registered with the SEC under the Securities Act of 1933, as amended. Some of the products have separate accounts that are registered as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act”) and/or are regulated by state law. Separate account investment products are also subject to state insurance regulation. Moreover, each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is also registered as an investment company under the 1940 Act (“Underlying Funds”). The Company offers these Underlying Funds and retail mutual funds that are registered with and regulated by the SEC.

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

Failure to comply with federal and state laws and regulations may result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of our operations and/or our employees. We cannot predict the impact of these actions on our businesses, results of operations or financial condition.

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

Item 1A. RISK FACTORS

In deciding whether to invest in securities of the Company, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, results of operations, or liquidity of the Company. The Company may also be subject to other general risks that are not specifically enumerated. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Company with the Securities and Exchange Commission (“SEC”). The following risk factors are not necessarily listed in order of importance.

Our operating environment remains subject to uncertainty about the timing and strength of an economic recovery. The steps we have taken to realign our businesses and strengthen our capital position may not be adequate to mitigate the financial, competitive and other risks associated with our operating environment, which could adversely affect our business and results of operations.

The decline of certain global economies, including Europe, and the possible contagion effect, cast uncertainty regarding the timing and strength of an economic recovery, which negatively affected our operating environment in 2011. Continued high unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance and effects of interest rates and foreign currency, and we expect that market conditions will put pressure on returns in our life investment portfolios and that our hedging costs (in particular with respect to our variable annuities businesses) will remain higher than historical levels. If global economies continue to decline, economic conditions do not broadly improve and real estate valuations do not stabilize and over time increase, we would expect to experience additional realized and unrealized investment losses, particularly in the real estate and financial services sectors. Negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.

The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not continue to improve in line with our forecasts. These steps include ongoing initiatives, particularly the execution risk relating to the continued repositioning of our investment portfolios and the continuing refinement of our hedge programs for our variable annuity businesses. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness and the capital position of the Company.

Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program to protect economic value, while being mindful of statutory surplus, may result in greater earnings volatility under generally accepted accounting principles in the U.S. (“U.S. GAAP”). We could be required to consider actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distribution for our products. Additionally, if there was concern over the Company’s capital position that creates an anticipation of the Company issuing additional common stock or equity linked instruments, trading prices for our common stock could decline.

As a result of The Hartford’s ongoing evaluation of its strategy and business portfolio, it may pursue one or more transactions or take other actions, which may include discontinuance or placing in run-off certain lines of business and/or pursuing strategic acquisitions, divestitures or restructurings, any of which could subject it and the Company to a number of challenges, uncertainties and risks or negatively impact our business, financial condition, results of operations or liquidity.

As previously announced, The Hartford is evaluating its strategy and business portfolio with the goal of delivering greater shareholder value. In particular, it noted that while we recognize there are potential benefits to a separation of its P&C and life companies, there are challenges to successfully executing such a separation.

As a result of these or other evaluations of The Hartford’s strategy and business portfolio, The Hartford may pursue one or more transactions or take other actions, which may include discontinuing or placing in run-off certain lines of business of the Company and/or pursuing strategic acquisitions, divestitures or restructurings. Because these transactions involve a number of challenges, uncertainties and risks, it may not be able to consummate any such transaction or, if concluded, achieve some or all of the benefits, including in respect of shareholder value, that it expects to derive from it. Pursuit of these initiatives may also, among other things, divert The Hartford’s and the Company’s management’s attention and resources or result in a loss of employees or clients, surrenders, withdrawals, contract terminations or potential adverse capital or tax impacts. Completion of certain divestitures or restructurings might require consents under the covenants of The Hartford’s indentures (including in respect of allocation of our indebtedness), might require actions to satisfy certain rating agency criteria and could result in our retaining insurance or reinsurance obligations or result in recognition of other contingent liabilities (including in respect of intercompany guarantees). In addition, the completion of an acquisition may require use of capital and may involve difficulty integrating acquired businesses into our existing operations. Moreover, completion of an acquisition, divestiture or restructuring may require regulatory approvals or other third-party approvals (including the consents noted above), and these may not be able to be obtained or may involve significant additional cost, time, regulatory capital commitments and other regulatory conditions and obligations. Any such transactions may also be subject to additional significant execution risks, costs and delays. As a result of any of the foregoing, our business, financial condition, results of operations and liquidity could be negatively impacted.

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, market volatility, foreign exchange rates and global real estate market deterioration that may have a material adverse effect on our business, financial condition, results of operations, and liquidity.

One important exposure to equity risk relates to the potential for lower earnings associated with certain of our Wealth Management and Run-Off businesses, such as U.S. and international variable annuities, where fee income is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. Such a decline would also place greater stress on the variable annuities businesses, which requires significant allocated capital due to rating agencies and regulatory requirements, including with respect to stress scenarios. Furthermore, certain of our products offer guaranteed benefits that increase our potential obligation and statutory capital exposure should equity markets continue to decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Prolonged low interest rates or market returns are likely to have a negative effect on the funded status of these plans.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates were to rise dramatically within a six-to-twelve month time period, certain of our Wealth Management businesses might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Although our products have features such as surrender charges, market-value adjustments and put options on certain retirement plans, we are subject to disintermediation risk. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. In a declining rate environment, due to the long-term nature of the liabilities associated with certain of our life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks, increased hedging costs, spread compression and capital volatility.

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and increases in the net unrealized loss position of our investment portfolio will likely result. In addition, losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Our primary foreign currency exchange risk is related to certain guaranteed benefits associated with the Japan and U.K. variable annuities. The strengthening of the yen compared with other currencies will substantially increase our exposure to pay yen-denominated obligations. In addition, our foreign currency exchange risk relates to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, and our yen-denominated individual fixed annuity product. In general, the weakening of foreign currencies versus the U.S.-dollar will unfavorably affect net income from foreign operations, the value of non-U.S.-dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated annuity products. A strengthening of the U.S. dollar compared to foreign currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds, generating losses and statutory surplus strain.

Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. Significant deterioration in the real estate market in the recent past has adversely affected our business and results of operations. Further deterioration in the real estate market, including increases in property vacancy rates, delinquencies and foreclosures, could have a negative impact on property values and sources of refinancing resulting in reduced market liquidity and higher risk premiums. This could result in impairments of real estate backed securities, a reduction in net investment income associated with real estate partnerships, and increases in our valuation allowance for mortgage loans.

Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar, or global real estate market deterioration, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Concentration of our investment portfolio in any particular segment of the economy may have adverse effects on our business, financial condition, results of operations and liquidity.

The concentration of our investment portfolios in any particular industry, collateral type, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our business, financial condition, results of operations and liquidity. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated rather than diversified.

Our adjustment of our risk management program relating to products we offer with guaranteed benefits to emphasize protection of statutory surplus and cash flows will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income in periods of rising equity market pricing levels.

Some of the products offered by our four ongoing businesses and previously offered by our runoff business, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions starting in the fourth quarter of 2008, we have adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus and cash flows. This shift in relative emphasis has resulted in greater U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income in periods of rising equity market pricing levels, lower interest rates, rises in volatility and weakening of the yen against other currencies. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.

The amount of statutory capital that we have, and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements, can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market, credit market, interest rate and foreign currency conditions, changes in policyholder behavior and changes in rating agency models.

Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). Insurance regulators have established regulations that provide minimum capitalization requirements based on RBC formulas for life companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. Our international operations are subject to regulation in the relevant jurisdiction in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase. This may be offset, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could also increase, lowering RBC ratios. For example, in 2012 our statutory surplus is expected to be flat to negative primarily due to high variable annuity hedge losses compared to fees earned, and a depression on statutory earnings in other of our businesses due largely to continued low interest rates. Our statutory surplus is expected to be flat to negative in 2012 compared to 2011 primarily due to high variable annuity hedge losses compared to fees earned. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, The Hartford may seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.

Downgrades in our financial strength or credit ratings, which may make our products less attractive could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade or a potential downgrade in the rating of our financial strength or of one of our principal insurance subsidiaries could affect our competitive position and reduce future sales of our products.

Our credit ratings also affect our cost of capital. A downgrade or a potential downgrade of our credit ratings could make it more difficult or costly to refinance maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the financial strength ratings of our principal insurance subsidiaries. Downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, financial condition, results of operations and liquidity.

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

During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing or unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

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

Losses due to nonperformance or defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities, European private and sovereign issuers, or other high yielding bonds) mortgage loans or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity.

Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention or other reasons. Such defaults could have a material adverse effect on our business, financial condition, results of operations and liquidity. Additionally, the underlying assets supporting our structured securities or loans may deteriorate causing these securities or loans to incur losses.

Our investment portfolio includes securities backed by real estate assets the value of which have been adversely impacted by the recent recessionary period, high unemployment rates and the associated property value declines, ultimately resulting in a reduction in expected future cash flows for certain securities. The Company also has exposure to European based issuers of securities and providers of reinsurance, as well as indirect European exposure resulting from the variable annuity products that it has sold in Japan and the United Kingdom. Further details of the European private and sovereign issuers held within the investment portfolio and indirect variable annuity exposures can be found in Part II, Item 7, MD&A – Enterprise Risk Management—Investment Portfolio Risks and Risk Management.

Further property value declines and loss rates that exceed our current estimates, as outlined in Part II, Item 7, MD&A – Investment Portfolio Risks and Risk Management – Other-Than-Temporary Impairments, a worsening of general economic conditions, including the European financial crisis could have a material adverse effect on our business, financial condition, results of operations and liquidity.

To the extent the investment portfolio is not adequately diversified, concentrations of credit risk may exist which could negatively impact the Company if significant adverse events or developments occur in any particular industry, group of related industries or geographic regions. The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.

If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.

The Company defers acquisition costs associated with the sales of its universal and variable life and variable annuity products. These costs are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB and GMIB using components of EGPs. The projection of estimated gross profits or components of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity and variable universal life contracts, and increase reserves for GMDB and GMIB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.

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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains, to offset previously recognized capital losses, from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on realized capital losses, then a valuation allowance will be established with a corresponding charge to net income. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition. As previously announced, we are evaluating our strategy and business portfolio with the goal of delivering greater shareholder value. Certain strategic transactions may adversely affect our ability to realize our deferred tax assets.

The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity.

The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2007 is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our results during the period or periods affected and, could adversely affect our business, financial condition, results of operations and liquidity. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks or other geopolitical or military crises, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are particularly vulnerable to losses from catastrophes, both natural and man-made, which could materially and adversely affect our business, financial condition, results of operations and liquidity.

Our operations are also exposed to risk of loss from catastrophes associated with pandemics and other events that could significantly increase our mortality and morbidity exposures. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.

Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our business, financial condition, results of operations and liquidity. To the extent that loss experience unfolds or models improve, we will seek to reflect any increased risk in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full accounting of loss expectations in the design or pricing of our products or result in additional risk-shifting to the insurance industry.

We may incur losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.

As an insurer, we frequently seek to reduce the losses that may arise from catastrophes, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we regularly evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our results of operations. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

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

We may experience difficulty in marketing, distributing and providing investment advisory services in relation to our products through current and future distribution channels and advisory firms.

We distribute our annuity and life insurance products and mutual funds through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through or in connection with individual third-party arrangements. In addition, we work with a number of key investment advisers in managing our products and mutual funds. In December 2011, for example, we entered into a 5-year agreement with Wellington Management Company as the preferred sub-advisor for The Hartford Mutual Funds. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties, including potentially as a result of a strategic transaction, could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), could have a material adverse impact on our business, financial condition, results of operations and liquidity.

Regulatory developments relating to the recent financial crisis may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, The Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the New York Stock Exchange and the Financial Industry Regulatory Authority are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.

The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. The Dodd-Frank Act may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.

Certain provisions of the Dodd-Frank Act will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program. Other provisions in the Dodd-Frank Act that may impact us include: a new “Federal Insurance Office” within Treasury; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volker Rule; possible prohibition of certain asset-backed securities transactions that could adversely impact our ability to offer insurance-linked securities; and enhancements to corporate governance, especially regarding risk management.

In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC released a second notice of proposed rulemaking setting forth the process they propose to follow when designating systemically important nonbank financial companies in October 2011, but has not yet released a final rule or indicated when the FSOC will begin designating systemically important nonbank financial companies.

If our parent is designated as a systemically important institution, it could be subject to higher capital requirements and additional regulatory oversight imposed by The Federal Reserve, as well as to post-event assessments imposed by the FDIC to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer’s state regulator fails to act. We may also be restricted from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Federal Reserve issued a proposed rule in December 2011 that would apply capital and liquidity requirements, single-counterparty credit limits, and stress testing and risk management requirements to systemically important institutions, and subject such institutions to an early remediation regime based on these requirements. The Federal Reserve has noted that they may tailor the application of the proposed rule to the particular attributes of systemically important nonbank financial companies. If our parent were to be designated as systemically important by the FSOC, these requirements could apply to it. However, it is not yet clear how or to what extent these requirements would be applied to systemically important nonbank financial companies.

We may experience unfavorable judicial or legislative developments involving claim litigation that could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The Company is involved in claims litigation arising in the ordinary course of business. The Company is also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers, or tort defendants and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from our current expectations. Changes in federal or state tort litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment and their impact on the outcome of litigation filed against the Company. Our business, financial condition, results of operations and liquidity could also be adversely affected if judicial or legislative developments cause our ultimate liabilities to increase from current expectations.

Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	approving acquisitions, divestitures and similar transactions;

•	restricting the payment of dividends to the parent company and other transactions between affiliates;

•	establishing assessments and surcharges for guaranty funds, second-injury funds and other mandatory pooling arrangements;

•	requiring insurers to dividend any excess profits to policy holders; and

•	regulating the types, amounts and valuation of investments.

Because these laws and regulations are complex and sometimes inexact, there is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal, accounting, or reserving issue may change over time to our detriment, or expose us to different or additional regulatory risks. For example, the Company and certain of our life insurance subsidiaries use the NAIC’s Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as Regulation XXX, in setting statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees. In addition, Actuarial Guideline 38 (“AG38” or “AXXX”) clarifies the application of Regulation XXX with respect to universal life insurance policies with secondary guarantees, i.e., a guaranteed death benefit for a specified period of time, often for life. Virtually all of our in force universal life insurance products are now affected by Regulation XXX and AXXX. The application of these regulations and guidelines by insurers involves interpretations and judgments that may not be consistent with the opinion of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs. Moreover, it is possible that the reinsurance and capital management actions we have taken to mitigate the impact of Regulation XXX and AXXX on our universal life insurance business may face regulatory, rating agency or other challenges. Furthermore, we may be unable to continue to implement actions to mitigate the impact of these regulations on future sales of term life insurance and universal life policies, resulting in lower returns on such products than we currently anticipate or reduce our sales of these products.

Our international operations are also subject to regulation in the relevant jurisdictions in which they operate (primarily the Japan Financial Services Agency and the U.K. Financial Services Authority), which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate.

These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations and liquidity. See the risk factor “The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), could have a material adverse impact on our business, financial condition, results of operations and liquidity.”

If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operations and liquidity.

We use computer systems to process, store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, conducting our financial reporting and analysis, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios and hedging programs. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a blackout, a terrorist attack or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.

Moreover, our systems may be subject to a computer virus or other malicious code, unauthorized access, a cyber-attack or other computer related violation. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.

In addition, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential, we may be unable to utilize such capabilities in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information. Furthermore, certain of our businesses are subject to compliance with regulations enacted by U.S. federal and state governments, the European Union, Japan or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others. A misuse or mishandling of confidential or proprietary information being sent to or received from an employee or third party could result in legal liability, regulatory action and reputational harm.

Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.

Our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.

Our business performance is highly dependent on our ability to manage risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities, many of which are very complex and for some of which we rely on third parties. We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of business risks can fail for a number of reasons, including design failure, systems failure, failures to perform, cyber security attacks or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our business, financial condition, results of operations and liquidity.

If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised.

We outsource certain technology and business functions to third parties and expect to do so selectively in the future. If we do not effectively develop and implement our outsourcing strategy, third-party providers do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our results of operations. For other risks associated with our outsourcing of certain functions, see the risk factor, “If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operations and liquidity.”

Potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction, could adversely affect our business, financial condition, results of operations and liquidity.

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

Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. For example, on February 13, 2012, the Obama Administration released its “FY 2013 Budget of the United States Government” that includes proposals which, if enacted, would adversely affect the Company’s sale of variable annuities and variable life products and its profits on corporate owned life insurance policies. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders including, but not limited to, those mentioned above. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could have a material adverse effect on our profitability and financial condition, and could result in materially lower product sales, lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company has operations located throughout the U.S. and Europe, with its principal executive offices located in Simsbury, Connecticut. The executive offices are owned by our parent company, Hartford Life and Accident Insurance Company (“HLA”). The Company owns the facilities located in Windsor, Connecticut and Woodbury, Minnesota. The Company believes its properties and facilities are suitable and adequate for current operations.

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

The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others and in addition to the matter described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products and structured settlements. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Apart from the inherent difficulty of predicting litigation outcomes, particularly the matter specifically identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel and complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages. The Company has not yet answered the complaint or asserted its defenses, and fact discovery has not yet begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.

Mutual Fund Fees Litigation – In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”) received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against HIFSCO in the United States District Court for the District of New Jersey, on behalf of six additional Hartford retail mutual funds. Both actions were assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who was sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between HIFSCO and the funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received. In addition, plaintiffs in the New Jersey action seek recovery of lost earnings. HIFSCO moved to dismiss both actions and, in September 2011, the motions to dismiss were granted in part and denied in part, with leave to amend the complaints. In November 2011, a stipulation of voluntary dismissal was filed in the Delaware action and plaintiffs in the New Jersey action filed an amended complaint on behalf of six mutual funds, seeking the same relief as in their original complaint. HIFSCO disputes the allegations and has filed a partial motion to dismiss.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is ultimately a subsidiary of The Hartford. As of February 17, 2012, the Company had issued and outstanding 1,000 shares of common stock, $5,690 par value per share. There is no established public trading market for the Company’s common stock.

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

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the year ended December 31, 2011 compared with the comparable December 31, 2010 period. Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I(2)(a) of Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary

	September 30,	September 30,
	2011	2010
Fee income and other	$3,802	$3,806
Earned premiums	234	260
Net investment income
Securities available-for-sale and other	2,580	2,621
Equity securities, trading [1]	(14)	238

Total net investment income	2,566	2,859
Net realized capital gains (losses)	1	(944)

Total revenues	6,603	5,981
Benefits, losses and loss adjustment expenses	3,107	2,948
Benefits, losses and loss adjustment expenses — returns credited on International unit — linked bonds and pension products [1]	(14)	238
Amortization of deferred policy acquisition costs and present value of future profits	616	215
Insurance operating costs and other expenses	2,896	1,610
Dividends to policyholders	17	21

Total benefits, losses and expenses	6,622	5,032

Income (loss) from continuing operations before income taxes	(19)	949
Income tax expense (benefit)	(263)	228

Income from continuing operations, net of tax	244	721
Income from discontinued operations, net of tax	—	31

Net income	244	752
Net income attributable to the noncontrolling interest	—	8

Net income attributable to Hartford Life Insurance Company	$244	$744

[1]

Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting international unit — linked bonds and pension products business, which are classified in net investment income with corresponding amounts credited to policyholders.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Net income declined for the year ended December 31, 2011 due to losses from the affiliate modco reinsurance agreement and the third quarter Unlock, which resulted in an increase in DAC amortization and Benefits, losses and loss adjustment expenses. These expenses were partially offset by favorable net realized capital gains.

The affiliate modco reinsurance agreement decreased earnings by $893 for the year ended December 31, 2011 for a net loss of $(323), compared to net income of $570 in 2010. The most significant fluctuation of the modco agreement was within insurance operating costs and other expenses which is primarily a reflection of the change in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 16 of the Notes to Consolidated Financial Statements.

The Company recorded an Unlock charge of $137, after-tax, for 2011 compared to an Unlock benefit of $149, after-tax, for 2010. The charge in 2011 was attributable to actual separate account returns being below our aggregated estimated return and the impact of assumption updates. The Unlock benefit in 2010 was attributable to actual separate account returns being above our aggregated estimated return. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

Net realized gains (losses), excluding the impacts of the modco reinsurance agreement improved by $989 for the year ended December 31, 2011 compared to 2010 for a net realized loss of $501. For further discussion on the Net realized gains, see Net Realized Capital Gains (Losses) within the MD&A.

In addition to the income tax benefit recognized from the dividends received deduction, income tax expense (benefit) includes a $50 income tax benefit for the release of the income tax valuation allowance associated with investment realized capital losses for the year ended December 31, 2011. This valuation allowance was recorded during the third quarter of 2010. Also included in the income tax expense (benefit) for the year ended December 31, 2011 is a $52 income tax benefit related to a resolution of a tax matter with the Internal Revenue Service (“IRS”) for the computation of dividends received deduction for years 1998, 2000 and 2001. See Note 11 of the Notes to Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

Income Taxes

The effective tax rates for 2011 and 2010 were 1384% and 24%, respectively. The difference between the effective rate and the U.S. statutory rate of 35% for 2011 and 2010 was due principally to the separate account dividends received deduction (“DRD”). The DRD caused an increase in the tax benefit on the 2011 pre-tax loss and a decrease in the tax on the 2010 pre-tax income. The 2011 effective tax rate also includes a deferred tax asset valuation allowance decrease, and the 2010 effective tax rate includes a deferred tax asset valuation allowance increase.

The separate account DRD is estimated for the current year using information from the most recent return, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received in the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $201 and $145 related to the separate account DRD in the years ended December 31, 2011 and 2010, respectively. These amounts included benefits (charges) related to prior years’ tax returns of $3 and $(3) in 2011 and 2010, respectively. In addition, during 2011 the Company settled the separate account dividends received deduction (DRD) issue related to prior periods and recorded a $52 tax benefit.

In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. No regulations have been issued to date. Any regulations that the IRS may ultimately propose for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.

The Company receives a foreign tax credit for foreign taxes paid including payments from its separate account assets. This credit reduces the company’s U.S. tax liability. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through from the mutual funds. The Company recorded benefits of $11and $4 related to separate account foreign tax credit in the years ended December 31, 2011 and 2010, respectively. These amounts included benefits (charges) related prior years’ tax returns of $2 and $(4) in 2011 and 2010, respectively.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts;

•	living benefits required to be fair valued (in other policyholder funds and benefits payable);

•	valuation of investments and derivative instruments;

•	evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans;

•	goodwill impairment;

•	valuation allowance on deferred tax assets; and

•	contingencies relating to corporate litigation and regulatory matters.

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

The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through a consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This DAC Unlock, for future separate account returns, is determined each quarter. Under RTM, the expected long term rate of return is 8.3%.

In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. Upon completion of the assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as the death and other insurance benefit reserving model.

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

EGPs are also used to determine the expected excess benefits and assessments included in the measurement of death and other insurance benefit reserves. These excess benefits and assessments are derived from a range of stochastic scenarios that have been calibrated to the Company’s RTM separate account returns. The determination of death and other insurance benefit reserves is also impacted by discount rates, lapses, volatilities and mortality assumptions and benefit utilization, including assumptions around annuitization rates.

An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of December 31, 2011, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 3.0%, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

In 2009, a subsidiary of HLIC, Hartford Life and Annuity Insurance Company (“HLAI”) entered into a reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance Company (“the affiliated captive reinsurer” or “WRR”). This agreement provides that HLAI will cede, and WRR will reinsure 100% of the in-force and prospective U.S. variable annuities and the associated GMDB and GMWB riders. This transaction resulted in an Unlock charge of $2.0 billion, pre-tax, and $1.3 billion, after-tax, as the related EGP’s were ceded to the affiliate. See Note 16 of the Notes to Consolidated Financial Statements for further information on the transaction.

Unlocks

The after-tax (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks for 2011, 2010 and 2009 were:

For the year ended December 31, 2011

Segment After-tax (Charge) Benefit	DAC	URR	Death and Insurance Benefit Reserves	SIA	Total
Individual Annuity	$(26)	$—	$—	$(2)	$(28)
Individual Life	(50)	21	(40)	—	(69)
Retirement Plans	(44)	—	—	(1)	(45)
Runoff Operations	(3)	—	5	2	4

Total	$(123)	$21	$(35)	$(1)	$(138)

The Unlock charge for the year ended December 31, 2011 was driven primarily by assumption changes which reduced expected future gross profits including additional costs associated with implementing the U.S. variable annuity macro hedge program, as well as actual separate account returns below our aggregated estimated return.

For the year ended December 31, 2010

Segment After-tax (Charge) Benefit	DAC	URR	Death and Insurance Benefit Reserves	SIA	Total
Individual Annuity	$82	$—	$39	$2	$123
Individual Life	23	5	1	(1)	28
Retirement Plans	18	—	—	—	18
Runoff Operations	(20)		(1)	1	(20)

Total	$103	$5	$39	$2	$149

The Unlock benefit for the year ended December 31, 2010 was driven primarily by actual separate account returns above our aggregated estimated return and the impacts of assumption updates.

For the year ended December 31, 2009

Segment After-tax (Charge) Benefit	DAC	URR	Death and Insurance Benefit Reserves	SIA	Total
Individual Annuity	$(1,681)	$78	$(159)	$(180)	$(1,942)
Individual Life	(100)	54	(4)	—	(50)
Retirement Plans	(55)	—	—	(1)	(56)
Runoff Operations	(79)	6	(16)	(8)	(97)

Total	$(1,915)	$138	$(179)	$(189)	$(2,145)

The Unlock charge for the year ended December 31, 2009 was driven primarily by $(1.3) billion related to reinsurance of a block of in-force and prospective U.S. variable annuities and the associated GMDB and GMWB riders with an affiliated captive reinsurer, as well as actual separate account returns significantly below our aggregated estimated return for the first quarter of 2009, partially offset by actual returns greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009. Also included in the unlock was $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)

Fair values for direct, assumed and ceded GMWB, GMIB and GMAB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of those guaranteed benefit liabilities classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Costs; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, or receive, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. For further discussion on the impact of fair value changes from living benefits see Note 3 of the Notes to Consolidated Financial Statements and for a discussion on the sensitivities of certain living benefits due to capital market factors see Variable Product Guarantee Risks and Risk Management.

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

Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance related derivatives

Derivative instruments are reported on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. The fair value of derivative instruments is determined using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2011 and 2010, 98% and 97%, respectively, of derivatives based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers. For further discussion, see the Derivative Instruments, including embedded derivatives within the investments section in Note 3 of the Notes to Consolidated Financial Statements.

Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities and Valuation Allowances on Mortgage Loans

The Company has a monitoring process overseen by a committee of investment and accounting professionals that identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 4 of the Notes to Consolidated Financial Statements. For a discussion of impairments recorded, see the Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Goodwill Impairment

Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. During the fourth quarter of 2011, the Company changed the date of its annual impairment test for all reporting units to October 31st from January 1st. As a result, all reporting units performed an impairment test on October 31, 2011 in addition to the annual impairment test performed January 1, 2011. The change was made to be consistent across all of the parent company’s reporting units and to more closely align the impairment testing date with the long-range planning and forecasting process. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in any delay, acceleration or avoidance of impairment. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each October 31 for periods prior to October 31, 2011 without applying information that has been learned since those periods, the Company has prospectively applied the change in the annual goodwill impairment testing date from October 31, 2011.

The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, assets under management for certain reporting units and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.

A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. In 2011 and 2010, The Hartford changed its reporting segments with no change to reporting units. The variable life, universal life and term life components have been aggregated into one reporting unit of Individual Life; and the 401(k), 457 and 403(b) components of Retirement Plans have been aggregated into one reporting unit; the retail mutual funds component of Mutual Funds has been aggregated into one reporting unit.

The carrying amount of goodwill has been allocated to the following reporting units:

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Individual Life	$224	$224
Retirement Plans	87	87
Mutual Funds	159	159

Total	$470	$470

The Company completed its annual goodwill assessment for the individual reporting units on January 1, 2011 and October 31, 2011, which resulted in no impairment of goodwill. All reporting units passed the first step of both impairment tests with a significant margin.

See Note 7 of the Notes to Consolidated Financial Statements for information on the results of goodwill impairment tests performed in 2010 and 2009.

Valuation Allowance on Deferred Tax Assets

Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2011 including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.

The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $89, relating mostly to foreign net operating losses, as of December 31, 2011 and $139 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carryback years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible and will implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $56, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.

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

The Company has a quarterly monitoring process involving legal and accounting professionals. Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss. These matters are then jointly reviewed by accounting and legal personnel to evaluate the facts and changes since the last review in order to determine if a provision for loss should be recorded or adjusted, the amount that should be recorded, and the appropriate disclosure. The outcomes of certain contingencies currently being evaluated by the Company, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and the reserves that have been established for the estimated settlement amounts are subject to significant changes. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. In view of the uncertainties regarding the outcome of these matters, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations and liquidity in a particular quarterly or annual period.

INVESTMENT RESULTS

Composition of Invested Assets

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$47,778	76.0%	$44,834	78.7%
Fixed maturities, at fair value using the fair value option	1,317	2.1%	639	1.1%
Equity securities, AFS, at fair value	398	0.6%	340	0.6%
Mortgage loans	4,182	6.7%	3,244	5.7%
Policy loans, at outstanding balance	1,952	3.1%	2,128	3.7%
Limited partnerships and other alternative investments	1,376	2.2%	838	1.5%
Other investments [1]	1,974	3.1%	1,461	2.6%
Short-term investments	3,882	6.2%	3,489	6.1%

Total investments excluding equity securities, trading	62,859	100.0%	56,973	100.0%
Equity securities, trading, at fair value [2]	1,967		2,279

Total investments	$64,826		$59,252

[1]	Primarily relates to derivative instruments.
[2]	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.

Total investments increased since December 31, 2010 primarily due to increases in fixed maturities, AFS, mortgage loans and fixed maturities at fair value using the fair value option (“FVO”), partially offset by a decline in equity securities, trading. The increase in fixed maturities, AFS, was largely the result of improved valuations as a result of declining interest rates, partially offset by credit spread widening. The increase in mortgage loans related to the funding of commercial whole loans and the increase in fixed maturities, FVO, related to purchases of foreign government securities to support yen-based fixed annuity liabilities. These increases were partially offset by a decline in equity securities, trading, primarily due to deteriorations in market performance of the underlying investments and net outflows, partially offset by the Japanese yen strengthening in comparison to the euro.

Net Investment Income (Loss)

	For the years ended December 31,
	2011		2010
	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,941	4.3%	$1,977	4.4%
Equity securities, AFS	10	2.6%	14	3.7%
Mortgage loans	206	5.5%	199	5.5%
Policy loans	128	6.1%	129	6.1%
Limited partnerships and other alternative investments	143	15.1%	121	16.7%
Other [3]	226		253
Investment expense	(74)		(72)

Total securities AFS and other	$2,580	4.6%	$2,621	4.6%
Equity securities, trading	(14)		238

Total net investment income (loss), before-tax	$2,566		$2,859

Total securities, AFS and other excluding limited partnerships and other alternative investments	$2,437	4.4%	$2,500	4.4%

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

Year ended December 31, 2011 compared to the year ended December 31, 2010

Total net investment income declined largely due to equity securities, trading, resulting from a market decline of the underlying investment funds supporting the Japanese variable annuity product and net outflows, partially offset by the Japanese yen strengthening in comparison to the euro. Also contributing to the decline was lower income on fixed maturities resulting from the proceeds from sales being reinvested at lower rates. These declines were partially offset by an increase in limited partnership and other alternative investment income due to additional allocations to this asset class and strong private equity and real estate returns, as well as an increase in mortgage loan income due to additional investments in commercial whole loans. The Company’s expectation for 2012, based on the current interest rate and credit environment, is that reinvestment rates will be slightly lower than maturing securities; however, the Company has increased its investment in certain higher yielding asset classes, such as commercial mortgage loans and a modest amount of high-yield securities. Therefore, the Company expects the 2012 portfolio yield, excluding limited partnerships, to be relatively consistent with 2011.

Net Realized Capital Gains (Losses)

	September 30,	September 30,
	For the years ended December 31,
	2011	2010
Gross gains on sales	$405	$486
Gross losses on sales	(200)	(336)
Net OTTI losses recognized in earnings	(125)	(336)
Valuation allowances on mortgage loans	25	(108)
Japanese fixed annuity contract hedges, net [1]	3	27
Periodic net coupon settlements on credit derivatives/Japan	—	(3)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	(397)	89
U.S. macro hedge program	(216)	(445)

Total U.S. program	(613)	(356)
International program	723	(13)

Total results of variable annuity hedge program	110	(369)
GMAB/GMWB/GMIB reinsurance	(326)	(769)
Coinsurance and modified coinsurance reinsurance contracts	373	284
Other, net [2]	(264)	180

Net realized capital gains (losses), before-tax	$1	$(944)

[1]

Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[2]	Primarily consists of losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps and other investment gains and losses.

Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales

•    Gross gains and losses on sales for the year ended December 31, 2011 were predominately from investment grade corporate securities, U.S. Treasuries and commercial real estate related securities. These sales were the result of reinvestment into spread product well-positioned for modest economic growth, as well as the purposeful reduction of certain exposures.

•    Gross gains and losses on sales for the year ended December 31, 2010 were predominantly from sales of investment grade corporate securities in order to take advantage of attractive market opportunities, as well as sales of U.S. Treasuries related to tactical repositioning of the portfolio.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Valuation allowances on mortgage loans	• For further information, see Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

Variable annuity hedge program

•    For the year ended December 31, 2011, the loss on U.S. GMWB related derivatives, net, was primarily due to a decrease in long-term interest rates that resulted in a charge of ($283) and a higher interest rate volatility that resulted in a charge of ($84). The loss on the U.S. macro hedge program for the year ended December 31, 2011 was primarily driven by time decay and a decrease in equity market volatility since the purchase date of certain options during the fourth quarter. The gain associated with the international program for the year ended December 31, 2011 was primarily driven by the Japanese yen strengthening, lower global equity markets, and a decrease in interest rates.

•    For the year ended December 31, 2010, the gain on U.S. GMWB derivatives, net, was primarily due to liability model assumption updates of $159 and lower implied market volatility of $118, and outperformance of the underlying actively managed funds as compared to their respective indices of $104, partially offset by losses due to a general decrease in long-term rates of ($158) and rising equity markets of ($90). The net loss on the U.S. macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity.

Other, net

•    Other, net loss for the year ended December 31, 2011, was primarily due to losses of ($123) on credit derivatives and fair value option securities driven by credit spread widening and losses of ($73) on equity futures and options used to hedge equity market risk in the investment portfolio due to an increase in the equity market during the hedged period. Also included were losses of ($69) on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S. interest rates.

•    Other, net gains for the year ended December 31, 2010 was primarily due to gains of $190 on credit derivatives and fair value option securities driven by credit spreads tightening.

ENTERPRISE RISK MANAGEMENT

The Company’s risk management function is part of The Hartford’s overall risk management program. The Hartford maintains an enterprise risk management function (“ERM”) that is charged with providing analysis of The Hartford’s risks on an individual and aggregated basis and with ensuring that The Hartford’s risks remain within its risk appetite and tolerances. The Hartford has established the Enterprise Risk and Capital Committee (“ERCC”) that includes The Hartford’s CEO, Chief Financial Officer (“CFO”), Chief Investment Officer (“CIO”), Chief Risk Officer, the divisional Presidents and the General Counsel. The ERCC is responsible for managing The Hartford’s risks and overseeing the enterprise risk management program.

Financial Risk Management

The Company is exposed to financial risk associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

Interest Rate Risk

Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities arising from movements in interest rates. Interest rate risk encompasses exposures with respect to changes in the level of interest rates, the shape of the term structure of rates and the volatility of interest rates. Interest rate risk does not include exposure to changes in credit spreads. The Company has exposure to interest rates arising from its fixed income securities, interest sensitive liabilities and discount rate assumptions associated with the Hartford’s pension and other post retirement benefit obligations.

An increase in interest rates from current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate investment products, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.

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

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with The Hartford’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, Note 14 of the Notes to Consolidated Financial Statements.

The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments

The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of these investments was $49.1 billion and $45.5 billion at December 31, 2011 and 2010, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 5.4 years and 5.2 years as of December 31, 2011 and 2010, respectively.

Liabilities

The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.

Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time, such as fixed rate annuities with a market value adjustment feature. The term to maturity of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of the asset portfolio supporting these products may range from short to intermediate.

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

Derivatives

The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and manage the interest rate risk profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. Interest rate caps, floors, swaptions, and futures may be used to manage portfolio duration.

At December 31, 2011 and 2010, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $13.6 billion and $14.2 billion, respectively ($13.3 billion and $13.8 billion, respectively, related to investments and $0.3 billion and $0.4 billion, respectively, related liabilities). The fair value of these derivatives was ($237) and ($158) as of December 31, 2011 and 2010, respectively

Interest Rate Sensitivity

The before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) and certain insurance product liabilities for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets are included in the following table. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as whole and term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Separate account assets and liabilities, equity securities, trading and the corresponding liabilities associated with the variable annuity products sold in Europe are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Change in Net Economic Value as of December 31,
	2011		2010
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$(460)	$266	$(184)	$99

The fixed liabilities included above represented approximately 52% and 58% of the Company’s general account liabilities as of December 31, 2011 and 2010, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.

The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, not included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2011 and 2010. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes

	Change in Fair Value as of December 31,
	2011		2010
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$1,669	$(1,476)	$1,406	$(1,275)

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

Equity Risk

Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from assets under management, embedded derivatives within the Company’s variable annuities and assets that support the Company’s pension plans. Equity Risk on the Company’s Variable Annuity products is mitigated through various hedging programs. For further information see the Variable Annuity Hedging Program Section.

The Company does not have significant equity risk exposure from invested assets. The Company’s exposure to equity risk includes the potential for lower earnings associated with certain of its businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. For further discussion of equity risk, see the Variable Product Guarantee Risk and Risk Management section. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline.

Foreign Currency Exchange Risk

Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its reinsurance of Japanese variable annuities and direct U.K. variable annuities, the investment in and net income of the Japanese and U.K. operations, non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated individual fixed annuity product. In addition, the Company’s issued non-U.S. dollar denominated funding agreement liability contracts. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

The company manages the market risk, including foreign currency exchange risk, associated with the guaranteed benefits related to the Japanese and U.K. variable annuities through its comprehensive International Hedge Program. For more information on the International Hedge Program, including the foreign currency exchange risk sensitivity analysis, see the Variable Product Guarantee Risks and Risk Management section.

In order to manage the currency exposure related to non-U.S. dollar denominated investments and the non-U.S. dollar denominated funding agreement liability contracts, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows or fair value. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities and liabilities.

The yen denominated individual fixed annuity product was written by Hartford Life Insurance KK (“HLIKK”), a Japanese affiliate of the Company, and ceded to the Company. During 2009, the Company suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.

Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

Fixed Maturity Investments

The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2011 and 2010, were approximately $1.6 billion and $792, respectively. Included in these amounts are $1.3 billion and $0.4 billion at December 31. 2011 and 2010, respectively, related to non-U.S. dollar denominated fixed maturity securities that directly support liabilities denominated in the same currencies. At December 31, 2011 and 2010, the derivatives used to hedge currency exchange risk related to the remaining non-U.S. dollar denominated fixed maturities had a total notional amount of $252 and $266, respectively, and total fair value of $3 and ($8), respectively.

Based on the fair values of the Company’s non-U.S. dollar denominated securities. including the associated yen denominated fixed annuity product liabilities, and derivative instruments as of December 31, 2011 and 2010, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $58 and $26, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

Liabilities

The Company issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2011 and 2010, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $771 and a total fair value of ($57) and ($17), respectively.

The Company uses currency swaps to manage the foreign currency risk associated with the yen denominated individual fixed annuity product. As of December 31, 2011 and 2010, the notional value of the currency swaps was $1.9 billion and $2.1 billion and the fair value was $514 and $608, respectively. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A before-tax net gain of $3 and $27 for the years ended December 31, 2011 and 2010, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.

Credit Risk

Credit risk is defined as the risk of financial loss due to uncertainty of obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. The majority of the Company’s credit risk is concentrated in its investment holdings but is also present in reinsurance and insurance portfolios. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value of a financial instrument due to changes in credit spread that are unrelated to changes in obligor credit quality. A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale.

The objective of the Company’s enterprise credit risk management strategy is to identify, quantify, and manage credit risk on an aggregate portfolio basis and to limit potential losses in accordance with an established credit risk appetite. The Company manages to its risk appetite by primarily holding a diversified mix of investment grade issuers and counterparties across its investment, reinsurance, and insurance portfolios. Potential losses are also limited within portfolios by diversifying across geographic regions, asset types, and sectors.

The Company manages a credit exposure from its inception to its maturity or sale. Both the investment and reinsurance areas have formulated and implemented policies and procedures for counterparty approvals and authorizations. Although approval processes may vary by area and type of credit risk, approval processes establish minimum levels of creditworthiness and financial stability. Eligible credits are subjected to prudent and conservative underwriting reviews. Within the investment portfolio, private securities, such as commercial mortgages, and private placements, must be presented to their respective review committees for approval.

Credit risks are managed on an on-going basis through the use of various processes and analyses. At the investment, reinsurance, and insurance product levels, fundamental credit analyses are performed at the issuer/counterparty level on a regular basis. To provide a holistic review within the investment portfolio, fundamental analyses are supported by credit ratings, assigned by nationally recognized rating agencies or internally assigned, and by quantitative credit analyses. The Company utilizes a credit Value at Risk (“VaR”) to measure default and migration risk on a monthly basis. Issuer and security level risk measures are also utilized. In the event of deterioration in credit quality, the Company maintains watch lists of problem counterparties within the investment and reinsurance portfolios. The watch lists are updated based on regular credit examinations and management reviews. The Company also performs quarterly assessments of probable expected losses in the investment portfolio. The process is conducted on a sector basis and is intended to promptly assess and identify potential problems in the portfolio and to recognize necessary impairments.

Credit risk policies at the enterprise and operation level ensure comprehensive and consistent approaches to quantifying, evaluating, and managing credit risk under expected and stressed conditions. These policies define the scope of the risk, authorities, accountabilities, terms, and limits, and are regularly reviewed and approved by senior management and ERM. Aggregate counterparty credit quality and exposure is monitored on a daily basis utilizing an enterprise-wide credit exposure information system that contains data on issuers, ratings, exposures, and credit limits. Exposures are tracked on a current and potential basis. Credit exposures are reported regularly to the ERCC and to the Finance, Investment and Risk Management Committee (“FIRMCo”). Exposures are aggregated by ultimate parent across investments, reinsurance receivables, insurance products with credit risk, and derivative counterparties. The credit database and reporting system are available to all key credit practitioners in the enterprise.

The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through the use of derivative instruments or asset sales. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see Investment Management section and Note 4 of the Notes to Consolidated Financial Statements. See Reinsurance section for further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process.

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

Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties becoming unwilling to engage in additional over-the-counter (“OTC”) derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using a combination of cash and exchange-traded instruments, in addition to using the available OTC derivatives.

The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has developed a derivative counterparty exposure policy which limits the Company’s exposure to credit risk.

The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.

The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. In accordance with industry standard and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.

The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in two legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2011, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Consolidated Financial Statements.

For the year ended December 31, 2011, the Company has incurred no losses on derivative instruments due to counterparty default.

In addition to counterparty credit risk, the Company may also introduce credit risk through the use of credit default swaps that are entered into to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event as defined in the contract and such payment will be typically equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.

The Company uses credit derivatives to purchase credit protection and to assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings.

As of December 31, 2011 and 2010, the notional amount related to credit derivatives that purchase credit protection was $1.1 billion and $1.7 billion, respectively, while the fair value was $23 and ($5), respectively. As of December 31, 2011 and 2010, the notional amount related to credit derivatives that assume credit risk was $2.2 billion and $2.0 billion, respectively, while the fair value was ($545) and ($376), respectively. For further information on credit derivatives, see the Credit Risk section of the MD&A and Note 4 of the Notes to Consolidated Financial Statements.

Investment Portfolio Risks and Risk Management

Investment Portfolio Composition

The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Fixed Maturities by Credit Quality
	December 31, 2011			December 31, 2010
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$5,687	6,018	12.6%	$6,074	$6,040	13.5%
AAA	4,807	5,065	10.6%	5,175	5,216	11.6%
AA	6,246	6,196	13.0%	6,560	6,347	14.2%
A	12,659	13,805	28.9%	12,396	12,552	28.1%
BBB	13,549	14,066	29.4%	11,878	12,059	26.8%
BB & below	3,288	2,628	5.5%	3,240	2,620	5.8%

Total fixed maturities	$46,236	47,778	100.0%	$45,323	$44,834	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to sales of U.S. Treasuries as the Company continues to reinvest in spread product and purchase investment grade corporate securities concentrated in industrial and utility issuers. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 3 of the Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000
Securities by Type
	December 31, 2011					December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities (“ABS”)
Consumer loans	$1,767	$18	$(193)	$1,592	3.3%	$1,761	$14	$(199)	$1,576	3.5%
Small business	345	2	(112)	235	0.5%	369	—	(125)	244	0.5%
Other	249	18	(1)	266	0.6%	265	15	(32)	248	0.6%
CDOs
Collateralized loan obligations (“CLOs”)	1,630	1	(129)	1,502	3.1%	1,713	—	(151)	1,562	3.5%
CREs	425	14	(143)	296	0.6%	562	—	(228)	334	0.7%
Other	—	—	—	—	—	3	—	—	3	—
CMBS
Agency backed [1]	345	23	—	368	0.8%	295	5	(2)	298	0.7%
Bonds	3,747	118	(303)	3,562	7.5%	4,519	91	(383)	4,227	9.4%
Interest only (“IOs”)	326	28	(15)	339	0.7%	469	50	(16)	503	1.1%
Corporate
Basic industry [2]	2,499	222	(15)	2,705	5.7%	2,006	127	(20)	2,113	4.7%
Capital goods	2,217	241	(21)	2,437	5.1%	2,095	154	(15)	2,234	5.0%
Consumer cyclical	1,518	149	(5)	1,662	3.5%	1,259	79	(8)	1,330	3.0%
Consumer non-cyclical	4,182	483	(11)	4,654	9.6%	4,262	316	(25)	4,553	10.2%
Energy	2,389	307	(10)	2,686	5.6%	2,421	167	(14)	2,574	5.7%
Financial services	5,385	263	(393)	5,255	11.0%	4,999	189	(345)	4,843	10.8%
Tech./comm.	2,861	313	(40)	3,134	6.6%	2,844	188	(45)	2,987	6.7%
Transportation	963	100	(4)	1,059	2.2%	845	56	(9)	892	2.0%
Utilities	5,507	622	(28)	6,101	12.7%	4,661	259	(40)	4,880	10.9%
Other [2]	563	29	(12)	536	1.2%	542	10	(17)	509	1.1%
Foreign govt./govt. agencies	1,121	106	(3)	1,224	2.6%	963	48	(9)	1,002	2.2%
Municipal – Taxable	1,504	104	(51)	1,557	3.3%	1,149	7	(124)	1,032	2.3%
Residential mortgage-backed securities (“RMBS”)
Agency	2,718	147	—	2,865	6.0%	2,908	78	(16)	2,970	6.6%
Non-agency	51	—	(2)	49	0.1%	64	—	(2)	62	0.1%
Alt-A	105	3	(21)	87	0.2%	144	—	(18)	126	0.3%
Sub-prime	1,195	20	(393)	822	1.7%	1,334	1	(375)	960	2.1%
U.S. Treasuries	2,624	162	(1)	2,785	5.8%	2,871	11	(110)	2,772	6.3%

Fixed maturities, AFS	46,236	3,493	(1,906)	47,778	100.0%	45,323	1,865	(2,328)	44,834	100.0%
Equity securities
Financial services	129	—	(54)	75		151	—	(40)	111
Other	314	21	(12)	323		169	61	(1)	229

Equity securities, AFS	443	21	(66)	398		320	61	(41)	340

Total AFS securities	$46,679	$3,514	$(1,972)	$48,176		$45,643	$1,926	$(2,369)	$45,174

Fixed maturities, FVO				$1,317					$639

[1]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
[2]

Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The Company continues to invest in a diversified portfolio with a focus on investment grade basic industry and utility issuers, while reducing its exposure to U.S. Treasuries, commercial real estate securities and subordinated financial services securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to declining interest rates, partially offset by credit spread widening. Fixed maturities, FVO, represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily investment grade CRE CDOs and a subordinated position on a basket of corporate bonds. For further discussion on fair value option securities, see Note 3 of the Notes to Consolidated Financial Statements.

European Exposure

Many economies within Europe continue to experience significant adverse economic conditions which have been precipitated in part by high unemployment rates and government debt levels. As a result, issuers in several European countries have experienced credit deterioration and rating downgrades and a reduced ability to access capital markets and/or higher borrowing costs. The concerns regarding the European countries have impacted the capital markets which, in turn, has made it more difficult to contain the European financial crisis. Austerity measures aimed at reducing sovereign debt levels, along with steps taken by the European Central Bank to provide liquidity and credit support to certain countries issuing debt, have helped to stabilize markets recently. However, risks remain elevated.

The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company considers alternate scenarios, including a base-case and both a positive and negative “tail” scenario that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential for the spread of sovereign debt contagion, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company has been focused on controlling both absolute levels of exposure and the composition of that exposure through both bond and derivative transactions.

The Company has limited direct European exposure, totaling only 7% of total invested assets as of December 31, 2011. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for indentifying the countries separately listed includes credit default spreads that exceed the iTraxx SovX index level and an S&P credit quality rating of A or lower.

The following tables present the Company’s European securities included in the Securities by Type table above.

	000000	000000	000000	000000	000000	000000	000000	000000
December 31, 2011
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$185	$149	$—	$—	$—	$—	$185	$149
Spain	150	148	20	19	—	—	170	167
Ireland	120	119	—	—	—	—	120	119
Portugal	15	15	—	—	—	—	15	15
Greece	—	—	—	—	—	—	—	—

Higher risk	470	431	20	19	—	—	490	450
Europe excluding higher risk	2,771	3,081	828	758	613	681	4,212	4,520

Total Europe	$3,241	$3,512	$848	777	$613	$681	$4,702	$4,970

Europe exposure net of credit default swap protection [2]							$4,261	$4,987

	000000	000000	000000	000000	000000	000000	000000	000000
December 31, 2010
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$220	$212	$5	$5	$—	$—	$225	$217
Spain	194	202	21	19	—	—	215	221
Ireland	136	130	—	—	—	—	136	130
Portugal	31	28	—	—	—	—	31	28
Greece	—	—	—	—	—	—	—	—

Higher risk	581	572	26	24	—	—	607	596
Europe excluding higher risk	3,306	3,591	963	953	414	429	4,683	4,973

Total Europe	$3,887	$4,163	$989	977	$414	$429	$5,290	$5,569

Europe exposure net of credit default swap protection [2]							$4,395	$5,561

[1]

Includes amortized cost and fair value of $42 and $42 as of December 31, 2011 and $19 and $19, respectively, as of December 31, 2010 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]

Includes a notional amount and fair value of $441 and $17, respectively, as of December 31, 2011 and $895 and ($8), respectively, as of December 31, 2010 related to credit default swap protection. This includes a notional amount of $66 and $17 as of December 31, 2011 and 2010, respectively, related to single name corporate issuers in the financial services sector.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of December 31, 2011 and 2010, exposure to the United Kingdom totals less than 3.5% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the higher risk countries and does not hold any exposure to issuers in Greece. As of December 31, 2011 and 2010, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A.

As of December 31, 2011 and 2010, the Company’s total credit default swaps that provide credit protection had a notional amount of $441 and $895, respectively, and a fair value of $17 and ($8), respectively. Included in those notional amounts as of December 31, 2011 and 2010 were $250 and $347, respectively, on credit default swaps referencing single name corporate and financial European issuers, of which $88 and $32, respectively, related to the higher risk countries. The maturity dates of the credit defaults swaps are primarily consistent with the hedged bonds. Also included are credit default swaps with a notional amount of $191 and $548, respectively, as of December 31, 2011 and 2010 which reference a standard basket of European corporate and financial issuers. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section in this MD&A.

Included in the Company’s equity securities, trading portfolio are certain investments in European sovereign debt totaling $582. These investments do not include any holdings in GIIPS nations. These assets support the U.K. variable annuity business and, therefore, changes in the fair value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies.

Financial Services

The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$162	$165	$3	$157	$162	$5
AA	1,259	1,244	(15)	1,472	1,480	8
A	2,557	2,583	26	2,496	2,381	(115)
BBB	1,377	1,197	(180)	885	809	(76)
BB & below	159	141	(18)	140	122	(18)

Total	$5,514	$5,330	$(184)	$5,150	$4,954	$(196)

Domestic financial companies continued to stabilize throughout 2011 due to improved earnings performance, strengthening of asset quality and capital retention. However, spread volatility remains high due to concerns around European sovereign risks and potential contagion, regulatory pressures and a weaker U.S. macroeconomic environment. Financial institutions remain vulnerable to these concerns, as well as ongoing stress in the real estate markets which could adversely impact the Company’s net unrealized position. Included in the table above as of December 31, 2011, is an amortized cost and fair value of $848 and $777, respectively, related to European investment exposure, of which only $20 and $19, respectively, relates to GIIPS. As of December 31, 2010, amortized cost and fair value includes $989 and $977, respectively, of European exposure, of which only $26 and $24, respectively, relates to GIIPS.

Commercial Real Estate

The commercial real estate market continued to show signs of improving fundamentals, such as increases in transaction activities, more readily available financing and new issuances. While delinquencies still remain at historically high levels, they are expected to move lower in 2012.

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

CMBS – Bonds [1]

	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000
December 31, 2011
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$225	$229	$54	$53	$36	$35	$10	$9	$22	$20	$347	$346
2004	191	200	59	67	30	27	30	28	6	4	316	326
2005	287	311	43	41	93	80	120	92	30	23	573	547
2006	541	579	410	389	173	153	187	153	299	214	1,610	1,488
2007	160	173	184	162	45	36	116	91	97	79	602	541
2008	30	32	—	—	—	—	—	—	—	—	30	32
2009	28	29	—	—	—	—	—	—	—	—	28	29
2010	6	7	—	—	—	—	—	—	—	—	6	7
2011	235	246	—	—	—	—	—	—	—	—	235	246

Total	$1,703	$1,806	$750	$712	$377	$331	$463	$373	$454	$340	$3,747	$3,562

Credit protection	27.5%		24.0%		20.4%		13.6%		6.8%		21.9%

	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000
December 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$545	$558	$65	$64	$33	$32	$14	$13	$18	$16	$675	$683
2004	287	302	25	24	39	35	27	22	6	5	384	388
2005	335	347	48	43	138	115	112	94	74	59	707	658
2006	703	728	509	481	183	159	322	266	335	262	2,052	1,896
2007	187	196	116	93	45	35	137	104	186	143	671	571
2008	30	31	—	—	—	—	—	—	—	—	30	31

Total	$2,087	$2,162	$763	$705	$438	$376	$612	$499	$619	$485	$4,519	$4,227

Credit protection	29.7%		22.9%		12.3%		14.1%		7.6%		21.8%

[1]	The vintage year represents the year the pool of loans was originated.

The Company also has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $425 and $296, respectively, as of December 31, 2011 and $562 and $334, respectively, as of December 31, 2010. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impacts market liquidity and results in higher risk premiums.

In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2011, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

Commercial Mortgage Loans

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$132	$(5)	$127	$182	$(5)	$177
Whole loans	3,575	(13)	3,562	2,479	(16)	2,463
A-Note participations	236	—	236	288	—	288
B-Note participations	173	(5)	168	195	(5)	190
Mezzanine loans	89	—	89	162	(36)	126

Total	$4,205	$(23)	$4,182	$3,306	$(62)	$3,244

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

Since December 31, 2010, the Company funded $1.4 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 4.5%. The Company continues to originate commercial whole loans in primary markets, such as multi-family and retail, focusing on loans with strong LTV ratios and high quality property collateral. As of December 31, 2011, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4, respectively, and $64 and $4, respectively, as of December 31, 2010.

Limited Partnerships and Other Alternative Investments

The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. These hedge funds invest in a variety of strategies including global macro and long/short credit and equity. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporates equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Hedge funds	$514	37.4%	$33	4.0%
Mortgage and real estate funds	189	13.7%	161	19.2%
Mezzanine debt funds	60	4.4%	68	8.1%
Private equity and other funds	613	44.5%	576	68.7%

Total	$1,376	100.0%	$838	100.0%

Since December 31, 2010, the increase in hedge funds relate to additional investments in the type of fund strategies that the Company expects to generate superior risk-adjusted returns over time.

Available-for-Sale Securities — Unrealized Loss Aging

The total gross unrealized losses were $2.0 billion as of December 31, 2011, which have improved $397, or 17%, from December 31, 2010 as interest rates declined, partially offset by credit spread widening. As of December 31, 2011, $520 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.

The remaining $1.5 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $138 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate and lack of liquidity. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.

As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of December 31, 2011 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	$2,815	$2,815	$2,815	$2,815	$2,815	$2,815	$2,815	$2,815
	December 31, 2011				December 31, 2010
	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	628	$2,815	$2,572	$(243)	200	$6,892	$6,631	$(257)
Greater than three to six months	357	1,606	1,537	(69)	219	353	335	(17)
Greater than six to nine months	168	755	702	(53)	60	293	269	(24)
Greater than nine to eleven months	22	58	52	(6)	82	127	115	(12)
Greater than twelve months	747	8,166	6,521	(1,601)	1,024	10,769	8,689	(2,059)

Total	1,922	$13,400	$11,384	$(1,972)	1,585	$18,434	$16,039	$(2,369)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	$1,498	$1,498	$1,498	$1,498	$1,498	$1,498	$1,498	$1,498
	December 31, 2011				December 31, 2010
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	174	$1,498	$1,045	$(428)	47	$433	$322	$(111)
Greater than three to six months	106	955	674	(281)	15	126	97	(29)
Greater than six to nine months	36	348	232	(116)	24	155	107	(48)
Greater than nine to eleven months	—	—	—	—	9	20	16	(4)
Greater than twelve months	203	1,521	894	(627)	342	3,547	2,244	(1,303)

Total	519	$4,322	$2,845	$(1,452)	437	$4,281	$2,786	$(1,495)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	000000	000000	000000	000000	000000	000000	000000	000000
	December 31, 2011				December 31, 2010
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	39	$139	$49	$(90)	15	$25	$11	$(14)
Greater than three to six months	18	66	27	(39)	4	2	1	(1)
Greater than six to nine months	7	33	11	(22)	11	64	28	(36)
Greater than nine to eleven months	3	5	1	(4)	—	—	—	—
Greater than twelve months	51	202	64	(138)	88	635	233	(402)

Total	118	$445	$152	$(293)	118	$726	$273	$(453)

Other-Than-Temporary Impairments

The following table presents the Company’s impairments recognized in earnings by security type.

	September 30,	September 30,
	For the years ended December 31,
	2011	2010
ABS	$24	$11
CDOs	30	135
CMBS
Bonds	5	112
IOs	3	1
Corporate	33	23
Equity	13	9
RMBS
Non-agency	—	2
Alt-A	1	8
Sub-prime	15	35
U.S. Treasuries	1	—

Total	$125	$336

Year ended December 31, 2011

For the year ended December 31, 2011, impairments recognized in earnings were comprised of credit impairments of $88, securities that the Company intends to sell of $24 and impairments on equity securities of $13.

Credit impairments were primarily concentrated in structured securities associated with commercial real estate, as well as direct private investments. The structured securities were impaired primarily due to property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. The macroeconomic assumptions considered by the Company did not materially change during 2011 and, as such, the credit impairments recognized for the year ended December 31, 2011 were primarily driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.

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

Included in corporate and equity security types were direct private investments that were impaired primarily due to the likelihood of a disruption in contractual principal and interest payments due to the restructuring of the debtor’s obligation. Impairments on equity securities were primarily related to preferred stock associated with these direct private investments.

Impairments on securities for which the Company has the intent to sell were primarily on corporate bonds, certain ABS aircrafts bonds and CMBS as market pricing continues to improve and the Company would like the ability to reduce certain exposures.

In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $71 for the year ended December 31, 2011, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.

Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations. Ultimate loss formation will be a function of macroeconomic factors and idiosyncratic security-specific performance.

Year ended December 31, 2010

For the year ended December 31, 2010, impairments recognized in earnings were comprised of credit impairments of $303 primarily concentrated on structured securities associated with commercial and residential real estate. Also included were impairments on debt securities for which the Company intended to sel1 of $27, mainly comprised of CMBS bonds in order to take advantage of price appreciation, as well as impairments on equity securities of $6 primarily on below investment grade securities depressed 20% for more than six months.

Valuation Allowances on Mortgage Loans

The following table presents (additions)/reversals to valuation allowances on mortgage loans.

	September 30,	September 30,
	For the years ended December 31,
	2011	2010
Credit-related concerns	$27	$(40)
Held for sale
Agricultural loans	(2)	(7)
B-note participations	—	(10)
Mezzanine loans	—	(51)

Total	$25	$(108)

Year ended December 31, 2011

For the year ended December 31, 2011, valuation allowances on mortgage loan reversals of $25 were largely driven by the release of a reserve associated with the sale of a previously reserved for mezzanine loan. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance.

Years ended December 31, 2010

For the years ended December 31, 2010, valuation allowances on mortgage loan additions of ($108) primarily related to B-Note participant and mezzanine loan sales. Also included were additions for expected credit losses due to borrower financial difficulty and/or collateral deterioration.

Variable Product Guarantee Risks and Risk Management

The Company’s equity product risk is managed at the Life Operations level of The Hartford. The disclosures in the following equity product risk section are reflective of the risk management program, including reinsurance with third parties and the dynamic and macro derivative hedging programs which are structured at a parent company level. The following disclosures are also reflective of the Company’s reinsurance of the majority of variable annuities with living and death benefit riders to an affiliated captive reinsurer, effective October 1, 2009. See Note 16 of the Notes to the Consolidated Financial Statements for further information on the reinsurance transaction

The Company’s variable products are significantly influenced by the U.S., Japanese, and other equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. These variable products include annuity, mutual funds, and variable life insurance.

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

•

decrease the Company’s estimated future gross profits. See Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within Critical Accounting Estimates section of the MD&A for further information.

Generally, increases in equity markets will reduce the value of the dynamic hedge program and macro hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed above. See section on Variable Annuity Hedging Program for more information.

Variable Annuity Guaranteed Benefits

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

The majority of the Company’s variable annuity contracts include a GMDB rider. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer and an external reinsurer. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Global variable annuity account values with guarantee features were $39.7 billion and $45.2 billion as of December 31, 2011 and December 31, 2010, respectively.

The following table summarizes the account values of the Company’s U.S. and U.K. Direct variable annuities with guarantee features and Japan assumed guarantee features as well as the NAR split between various guarantee features:

September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Total Variable Annuity Guarantees
As of December 31, 2011
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts in the Money	% In the Money[3]
U. S. Variable Annuity
GMDB	$20.9	3.7	$1.6	78%	15%
GMWB	10.4	0.5	0.4	53%	11%
Japan Variable Annuity
GMDB	17.0	5.2	—	99%	24%
GMIB	16.3	4.8	—	99%	23%
U.K. Variable Annuity
GMDB	1.8	0.08	—	100%	4%
GMWB	1.8	0.07	—	57%	3%

September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Total Variable Annuity Guarantees
As of December 31, 2010
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts in the Money	% In the Money[3]
U. S. Variable Annuity
GMDB	$25.3	$3.3	$1.3	56%	12%
GMWB	12.8	0.4	0.3	44%	43%
Japan Variable Annuity
GMDB	17.9	4.2	—	98%	19%
GMIB	17.7	3.9	—	99%	19%
U.K. Variable Annuity
GMDB	2.1	0.04	—	100%	1%
GMWB	2.1	0.03	—	25%	1%

[1]

Policies with a guaranteed living benefits (a GMWB in the US or a GMIB in Japan) also have a guaranteed death benefit. The net amount at risk (“NAR”) for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or, by contract, the GMDB NAR is reduced to $0. When a policy goes into benefit status on a GMIB, its GMDB NAR is released

[2]	Excludes group annuity contracts with GMDB benefits.
[3]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

The Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the guaranteed remaining benefit (“GRB”). For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 3 of the Notes to Consolidated Financial Statements.

For assumed GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes an election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of December 31, 2011 and December 31, 2010, substantially all of the Japan GMIB contracts were “in the money”. For additional information on the Company’s GMIB liability, see Note 8 of the Notes to Consolidated Financial Statements.

The following table represents the timing of account values eligible for annuitization under the assumed Japan GMIB as of December 31, 2011, as well as the NAR. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

	September 30,	September 30,
($ in billions)	GMIB [1] Account Value	Net Amount at Risk[3]
2013	$—	$—
2014	—	—
2015	5.2	1.4
2016	2.4	0.8
2017	2.8	0.9
2018 & beyond [2]	5.9	1.7

Total	$16.3	$4.8

[1]	Excludes certain non-GMIB living benefits of $0.5 billion of account value and $0.05 billion of NAR.
[2]	In 2018 & beyond, $2.6 billion of the $5.9 billion is primarily associated with account value that is eligible in 2021.
[3]	The NAR is 100% reinsured to a captive affiliate. See Note 16 of the Notes to Consolidated Financial Statements for additional information.

Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. For additional information on the Company’s GMDB liability, see Note 8 of the Notes to Consolidated Financial Statements.

The Company enters into various reinsurance agreements to reinsure GMDB, GMWB and GMIB benefits issued by HLIKK, a Japan affiliate of the Company. In the second quarter of 2009, the Company suspended new product sales in the Company’s Japan affiliate and in the fourth quarter of 2009 the company reinsured 100% of the assumed benefits to an affiliated captive reinsurer. See Note 16 of the Notes to the Consolidated Financial Statements for further discussion.

Variable Annuity Market Risk Exposures

The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantees [1]	U.S. GAAP Treatment [1]	Primary Market Risk Exposures [1]
U. S. GMDB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels

Japan GMDB (Assumed)	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels/Interest Rates/Foreign Currency

GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates

For Life Component of GMWB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels

Japan GMIB (Assumed)	Fair Value	Equity Market Levels / Interest Rates / Foreign Currency

Japan GMAB (Assumed)	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.

Risk Hedging

Variable Annuity Hedging Program

The Company’s variable annuity hedging is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our global VA contracts through the use of reinsurance and capital market derivative instruments. The variable annuity hedging also considers the potential impacts on Statutory accounting results.

Reinsurance

The Company uses third-party reinsurance for a portion of U.S. contracts issued with GMWB riders prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses third party reinsurance for a majority of the GMDB issued in the U.S.

Capital Market Derivatives

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

Macro Hedge Program

The Company’s macro hedging program uses derivative instruments such as options, futures, swaps, and forwards on equities and interest rates to provide protection against the statutory tail scenario risk arising from U.S., GMWB and GMDB liabilities, on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.

U.K Macro Hedge

The Company uses derivative instruments such as futures on equities and interest rates to provide protection against the statutory tail scenario risk arising from U.K. GMWB and GMDB liabilities on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging program. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The use of derivatives will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities. The following table summarizes the financial results by hedge program.

Japan Hedge Program

The Company holds derivative instruments that support The Hartford’s Japan hedging strategy. The derivatives are only a portion of the overall Japan hedge program and are held in concert with additional derivative positions held in other Hartford legal entities.

Equity Risk Impact on Statutory Capital and Risked Based Capital

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

The Company has reinsured approximately 19% of its risk associated with GMWB with a third party and 15% of its risk associated with GMWB with an affiliated captive reinsurer. The Company has also reinsured 58% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the equity markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, migrating towards a more statutory based hedging program, changes in product design, increasing pricing and expense management.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

Derivative Commitments

Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2011, is $403. Of this $403, the legal entities have posted collateral of $425 in the normal course of business. Based on derivative market values as of December 31, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require an additional $15 to be posted as collateral. Based on derivative market values as of December 31, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

The aggregate notional amount of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 as of December 30, 2011 was $12.7 billion with a corresponding fair value of $408. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.2 billion and a fair value of $207, for which the Company has a contractual right to make a collateral payment in the amount of approximately $45 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded two levels or more below the current ratings by Moody’s and one or more levels by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of December 31, 2011, the gross fair value of the affected derivative contracts is $223, which would approximate the settlement value.

Insurance Operations

In the event customers elect to surrender separate account assets, international statutory separate accounts or retail mutual funds, the Company will use the proceeds from the sale of the assets to fund the surrender and the Company’s liquidity position will not be impacted. In many instances the Company will receive a percentage of the surrender amount as compensation for early surrender (“surrender charge”), increasing the Company’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets will decrease the Company’s obligation for payments on guaranteed living and death benefits.

As of December 31, 2011, the Company’s cash and short-term investments of $5 billion, included $1.9 billion of collateral received from, and held on behalf of, derivative counterparties and $336 of collateral pledged to derivative counterparties. The Company also held $2.8 billion of treasury securities, of which $425 had been pledged to derivative counterparties.

Total general account contractholder obligations are supported by $64 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.

The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of December 31, 2011:

September 30,
Fixed maturities	$49,095
Short-term investments	3,882
Cash	1,183
Less: Derivative collateral	(2,646)

Total	$51,514

Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Obligations of Individual Annuity, Individual Life and private placement life insurance products will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement Plans and institutional investment products will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s international annuity subsidiary and affiliate will be generally funded by the legal entity in the country in which the obligation was generated.

Federal Home Loan Bank of Boston

The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.48 billion in qualifying assets to secure FHLBB advances for 2012. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2011, the Company had no advances outstanding under the FHLBB facility.

September 30,
Contractholder Obligations	As of December 31, 2011
Total Contractholder obligations	$202,949
Less: Separate account assets [1]	(143,859)
International statutory separate accounts [1]	(1,929)

General account contractholder obligations	$57,161

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$28,909
Fixed MVA annuities [3]	9,727
International fixed MVA annuities	2,642
Guaranteed investment contracts (“GIC”) [4]	567
Other [5]	15,316

General account contractholder obligations	$57,161

[1]

In the event customers elect to surrender separate account assets or international statutory separate accounts, the Company will use the proceeds from the sale of the assets to fund the surrender, and the Company’s liquidity position will not be impacted. In many instances the Company will receive a percentage of the surrender charge, increasing the Company’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets will decrease the Company’s obligation for payments on guaranteed living and death benefits.

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

[5]

Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuity individual variable annuities and Life Insurance’s variable life contracts, the general account option for Retirement Plans’ annuities and universal life contracts sold by Life Insurance may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Consumer Notes

The Company issued consumer notes through its Retail Investor Notes Program prior to 2009. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain Consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risks in accordance with Company policy.

As of December 31, 2011, these consumer notes have interest rates ranging from 4% to 5% for fixed notes and, for variable notes, based on December 31, 2011 rates, either consumer price index plus 100 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $155 in 2012, $78 in 2013, $13 in 2014, $30 in 2015, $18 in 2016 and $20 thereafter. For 2011, 2010 and 2009, interest credited to holders of consumer notes was $15, $25 and $51, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The following table identifies the Company’s contractual obligations as of December 31, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life and annuity obligations [1]	$287,842	$19,275	$25,158	$22,097	$221,312
Operating lease obligations [2]	52	15	20	10	7
Consumer notes [3]	348	168	104	55	21
Purchase obligations [4]	1,504	1,170	242	85	7
Other long-term liabilities	2,358	1,884	331	143	—

Total	$292,104	$22,512	$25,855	$22,390	$221,347

[1]

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

[2]	Includes future minimum lease payments on operating lease agreements. See Note 10 of the Notes to Consolidated Financial Statements for additional discussion on lease commitments.
[3]

Consumer notes include principal payments, contractual interest for fixed rate notes and, interest based on current rates for floating rate notes. See Note 12 of the Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[4]

Included in purchase obligations is $310 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, information technology, and transportation in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

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

The Company’s subsidiaries are permitted to pay up to a maximum of approximately $399 in dividends in 2012 without prior approval from the applicable insurance commissioner. In 2011, the Company received dividends of $7 from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $592 in 2012. However, because the Company’s earned surplus is negative as of December 31, 2011, the Company will not be permitted to pay any dividends to its parent in 2012 without prior approval from the Connecticut Insurance Commissioner. In 2011, the Company did not pay dividends to its parent company.

Cash Flows

	September 30,	September 30,
	2011	2010
Net cash provided by operating activities	$3,008	$1,882
Net cash provided by (used for) investing activities	$(2,128)	$209
Net cash used for financing activities	$(225)	$(2,363)
Cash — End of Year	$1,183	$531

Year ended December 31, 2011 compared to Year-ended December 31, 2010

Net cash provided by operating activities increased due to the settlement of a modified coinsurance agreement with an affiliated captive reinsurer.

Net cash used for investing activities in 2011 primarily relates to net payments of available-for-sale securities of $1.4 billion, net payments of mortgage loans of $914, partially offset by net receipts on derivatives of $938. Net cash provided by investing activities in 2010 primarily relates to net proceeds from sales of mortgage loans of $1.1 billion, partially offset by net purchases of available-for-sale securities of $241 and net payments on derivatives of $664.

Net cash used for financing activities in 2011 primarily relates to net outflows on investment and universal life-type contracts of $157 and repayments of consumer notes of $68. Net cash used for financing activities in 2010 primarily relates to net outflows on investment and universal life-type contracts of $1.4 billion and repayments of consumer notes of $754.

Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

Equity Markets

For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk on Statutory Capital and Liquidity Risk section in this MD&A.

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

The following table summarizes Hartford Life Insurance Company’s and it’s wholly-owned subsidiary Hartford Life and Annuity Insurance Company’s financial ratings from the major independent rating organizations as of February 17, 2012:

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Life Insurance Company	A	A-	A	A3
Hartford Life and Annuity Insurance Company	A	A-	A	A3

These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. See Part I, Item 1A. Risk Factors — “Downgrades in our finanicial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit out ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.”

Statutory Capital

The Company’s stockholder’s equity, as prepared using U.S. GAAP, was $9.7 billion as of December 31, 2011. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”), was $5.9 billion as of December 31, 2011.

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

Legislative Initiatives

On February 13, 2012, the Obama Administration released its “FY 2013, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of variable annuities and variable life products and its profits on COLI policies could be adversely affected and the Company’s actual tax expense could increase, reducing earnings.

Guaranty Fund and Other Insurance-related Assessments

For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 10 of the Notes to Consolidated Financial Statements.

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

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2011.

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

The Company’s management assessed its internal controls over financial reporting as of December 31, 2011 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2011 and 2010.

	September 30,	September 30,
	Year Ended December 31, 2011	Year Ended December 31, 2010
(1) Audit fees	$10,384,856	$9,766,032
(2) Audit-related fees(a)	424,198	707,026
(3) Tax fees(b)	—	12,200
(4) All other fees(c)	270,000	267,081

Total	$11,079,054	$10,752,339

(a)	Fees for the years ended December 31, 2011 and 2010 principally consisted of internal control reviews.

(b)	Fees for the year ended December 31, 2010 principally consisted of international tax compliance services and tax examination assistance.

(c)

Fees for the year ended December 31, 2011 principally consisted of an enterprise risk management project and an investment related controls project. Fees for the year ended December 31, 2010 consisted of an enterprise risk management project.

The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2011 and 2010 was compatible with maintaining the Deloitte Entities’ independence.

The Committee has established policies requiring pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Committee pre-approve specifically described audit, and audit-related services, annually. For the annual pre-approval, the Committee approves categories of audit services, audit-related services and related fee budgets. For all pre-approvals, the Committee considers whether such services are consistent with the rules of the SEC and the Public Company Accounting Oversight Board on auditor independence. The independent registered public accounting firm and management report to the Committee on a timely basis regarding the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the limits approved by the Committee. The Committee’s policies require specific pre-approval of all tax services, internal control-related services and all other permitted services on an individual project basis. As provided by the Committee’s policies, the Committee has delegated to its Chairman the authority to address any requests for pre-approval of services between Committee meetings, up to a maximum of $100,000 for non-tax services and up to a maximum of $5,000 for tax services. The Chairman must report any pre-approvals to the full Committee at its next scheduled meeting.

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

HARTFORD LIFE INSURANCE COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Hartford Life Insurance Company

Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010 and for other-than-temporary impairments as required by accounting guidance adopted in 2009.

DELOITTE & TOUCHE LLP

Hartford, Connecticut

February 24, 2012

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	For the years ended December 31,
(In millions)	2011	2010	2009
Revenues
Fee income and other	$3,802	$3,806	$3,723
Earned premiums	234	260	377
Net investment income (loss)
Securities available-for-sale and other	2,580	2,621	2,505
Equity securities, trading	(14)	238	343

Total net investment income	2,566	2,859	2,848
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(196)	(712)	(1,722)
OTTI losses recognized in other comprehensive income	71	376	530

Net OTTI losses recognized in earnings	(125)	(336)	(1,192)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	126	(608)	316

Total net realized capital gains (losses)	1	(944)	(876)

Total revenues	6,603	5,981	6,072

Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	3,107	2,948	3,716
Benefits, loss and loss adjustment expenses – returns credited on international unit-linked bonds and pension products	(14)	238	343
Amortization of deferred policy acquisition costs and present value of future profits	616	215	3,716
Insurance operating costs and other expenses	2,896	1,610	1,826
Dividends to policyholders	17	21	12

Total benefits, losses and expenses	6,622	5,032	9,613

Income (loss) from continuing operations before income taxes	(19)	949	(3,541)
Income tax expense (benefit)	(263)	228	(1,399)

Income (loss) from continuing operations, net of tax	244	721	(2,142)
Income (loss) from discontinued operations, net of tax	—	31	(5)

Net income (loss)	244	752	(2,147)
Net income attributable to the noncontrolling interest	—	8	10

Net income (loss) attributable to Hartford Life Insurance Company	$244	$744	$(2,157)

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(In millions)	2011	2010	2009
Comprehensive Income (Loss)
Net income (loss)	$244	$744	$(2,157)

Other comprehensive income (loss) [1]
Change in net unrealized gain/loss on securities [2]	1,100	1,298	3,229
Change in net gain/loss on cash-flow hedging instruments	103	117	(292)
Change in foreign currency translation adjustments	(2)	(18)	115

Total other comprehensive income	1,201	1,397	3,052

Total comprehensive income	$1,445	$2,141	$895

[1]

Net change in unrealized capital gain on securities is reflected net of tax benefit and other items of $713, $(699) and $(1,739) for the years ended December 31, 2011, 2010 and 2009, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $(55), $(63) and $157 for the years ended December 31, 2011, 2010 and 2009, respectively. There is no tax effect on cumulative translation adjustments.

[2]	There were reclassification adjustments for after-tax gains (losses) realized in net income of $52, $(121) and $(1,076) for the years ended December 31, 2011, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	000,000.00	000,000.00
	As of December 31,
(In millions, except for share data)	2011	2010
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $46,236 and $45,323) (includes variable interest entity assets, at fair value, of $153 and $406)	$47,778	$44,834
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $338 and $323)	1,317	639
Equity securities, trading, at fair value (cost of $1,860 and $2,061)	1,967	2,279
Equity securities, available for sale, at fair value (cost of $443 and $320)	398	340
Mortgage loans (net of allowances for loan losses of $23 and $62)	4,182	3,244
Policy loans, at outstanding balance	1,952	2,128
Limited partnership and other alternative investments (includes variable interest entity assets of $7 and $14)	1,376	838
Other investments	1,974	1,461
Short-term investments	3,882	3,489

Total investments	64,826	59,252
Cash	1,183	531
Premiums receivable and agents’ balances	64	67
Reinsurance recoverables	5,006	3,924
Deferred policy acquisition costs and present value of future profits	4,598	4,949
Deferred income taxes, net	1,606	2,138
Goodwill	470	470
Other assets	925	692
Separate account assets	143,859	159,729

Total assets	$222,537	$231,752

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	11,831	$11, 385
Other policyholder funds and benefits payable	45,016	43,395
Other policyholder funds and benefits payable – international unit-linked bonds and pension products	1,929	2,252
Consumer notes	314	382
Other liabilities (includes variable interest entity liabilities of $477 and $422)	9,927	6,398
Separate account liabilities	143,859	159,729

Total liabilities	$212,876	$223,541

Commitments and Contingencies (Note 10)
Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	8,271	8,265
Accumulated other comprehensive income (loss), net of tax	829	(372)
Retained earnings	555	312

Total stockholder’s equity	9,661	8,211

Total liabilities and stockholder’s equity	$222,537	$231,752

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	000,000.00	000,000.00	000,000.00	000,000.00	000,000.00	000,000.00
(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest	Total Stockholder’s Equity
Balance, December 31, 2010	$6	$8,265	$(372)	$312	$—	$8,211

Capital contributions from parent	—	6	—	—	—	6
Dividends declared	—	—	—	(1)	—	(1)
Net income	—	—	—	244	—	244
Total other comprehensive income	—	—	1,201	—	—	1,201

Balance December 31, 2011	$6	$8,271	$829	$555	$—	$9,661

Balance, December 31, 2009	$6	$8,457	$(1,941)	$(287)	$61	$6,296

Cumulative effect of accounting changes, net of DAC and tax	—	—	172	(146)	—	26
Capital contributions from parent	—	(192)	—	—	—	(192)
Dividends declared	—	—	—	1	—	1
Change in noncontrolling interest ownership	—	—	—	—	(69)	(69)
Net income	—	—	—	744	8	752
Total other comprehensive income	—	—	1,397	—	—	1,397

Balance December 31, 2010	$6	$8,265	$(372)	$312	$—	$8,211

Balance, December 31, 2008	$6	$6,157	$(4,531)	$1,446	$165	$3,243

Cumulative effect of accounting changes, net of DAC and tax	—	—	(462)	462	—	—
Capital contributions from parent (1)	—	2,300	—	—	—	2,300
Dividends declared	—	—	—	(38)	—	(38)
Change in noncontrolling interest ownership	—	—	—	—	(114)	(114)
Net loss	—	—	—	(2,157)	10	(2,147)
Total other comprehensive income	—	—	3,052	—	—	3,052

Balance December 31, 2009	$6	$8,457	$(1,941)	$(287)	$61	$6,296

(1)

For the year ended December 31, 2009, the Company received $2.1 billion in capital contributions from its parent and returned capital of $700 to its parent. The Company received noncash capital contributions of $887 as a result of valuations associated with the October 1, 2009 reinsurance transaction with an affiliated captive reinsurer. Refer to Note 16 of the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2011	2010	2009
Operating Activities
Net income (loss)	$244	$752	$(2,147)
Adjustments to reconcile net income(loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	616	232	3,727
Additions to deferred policy acquisition costs and present value of future profits	(533)	(521)	(674)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	252	13	574
Reinsurance recoverables	57	26	66
Receivables and other assets	9	(112)	(20)
Payables and accruals	2,402	295	420
Accrued and deferred income taxes	(115)	(90)	(797)
Net realized capital losses	1	882	877
Net receipts (disbursements) from investment contracts related to policyholder funds – international unit-linked bonds and pension products	(323)	(167)	804
Net (increase) decrease in equity securities, trading	312	164	(809)
Depreciation and amortization	194	207	173
Other, net	(108)	201	328

Net cash provided by operating activities	$3,008	$1,882	$2,522
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	$19,203	$28,581	$37,224
Fixed maturities, fair value option	37	20	—
Equity securities, available-for-sale	147	171	162
Mortgage loans	332	1,288	413
Partnerships	128	151	173
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(20,517)	(28,871)	(35,519)
Fixed maturities, fair value option	(661)	(74)	—
Equity securities, available-for-sale	(230)	(122)	(61)
Mortgage loans	(1,246)	(189)	(197)
Partnerships	(436)	(172)	(121)
Proceeds from business sold	—	241	—
Derivatives payments (sales), net	938	(644)	(520)
Change in policy loans, net	176	(8)	34
Change in payables for collateral under securities lending, net	—	(46)	(1,805)
Change in all other, net	1	(117)	25

Net cash provided by (used for) investing activities	$(2,128)	$209	$(192)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	$12,124	$15,405	$13,398
Withdrawals and other deductions from investment and universal life-type contracts	(22,720)	(25,030)	(23,487)

Net transfers from (to) separate accounts related to investment and universal life-type contracts	10,439	8,211	6,805
Net repayments at maturity or settlement of consumer notes	(68)	(754)	(74)
Issuance of structured financing	—	—	(189)
Capital contributions (1) (2)	—	(195)	1,397
Dividends paid (1)	—	—	(33)

Net cash used for financing activities	$(225)	$(2,363)	$(2,183)
Foreign exchange rate effect on cash	(3)	10	(15)
Net increase (decrease) in cash	652	(262)	132
Cash — beginning of year	531	793	661

Cash — end of year	$1,183	$531	$793

Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the year for income taxes	$(105)	$354	$(282)

Supplemental	schedule of noncash operating and financing activities:
(1)	The Company made noncash dividends of $5 in 2009 related to the assumed reinsurance agreements with Hartford Life Insurance K.K.
(2)

The Company received noncash capital contributions of $887 as a result of valuations associated with an October 1, 2009 reinsurance transaction with an affiliated captive reinsurer. Refer to Note 16 of the Notes to Consolidated Financial Statements for further discussion of this transaction.

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

Consolidation

The Consolidated Financial Statements include the accounts of HLIC, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. For further discussions on VIEs, see Note 4 of the Notes to Consolidated Financial Statements. Material intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.

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

The Company is presenting the operations of certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. See Note 19 of the Notes to Consolidated Financial Statements for information on the specific subsidiaries and related impacts.

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

Mutual Funds

The Company maintains a retail mutual fund operation whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (collectively, “mutual funds”), consisting of 57 non-proprietary mutual funds, as of December 31, 2011. The Company charges fees to these mutual funds, which are recorded as revenue by the Company. These mutual funds are registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. In the fourth quarter of 2011, the Company entered into a preferred partnership agreement with Wellington Management Company, LLP (“Wellington Management”) and announced that Wellington Management will serve as the sole sub-advisor for The Hartford’s non-proprietary mutual funds, including equity and fixed income funds, pending a fund-by-fund review by The Hartford’s mutual funds board of directors. As of December 31, 2011, Wellington Management served as the sub-advisor for 29 of The Hartford’s non-proprietary mutual funds and has been the primary manager for the Company’s equity funds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Future Adoption of New Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued a standard clarifying the definition of acquisition costs that are eligible for deferral. Acquisition costs are to include only those costs that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising.

This standard will be effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This standard may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. Early adoption as of the beginning of a fiscal year is permitted.

The Company elected to adopt this standard retrospectively on January 1, 2012, resulting in a write down of the Company’s deferred acquisition costs relating to those costs which no longer meet the revised standard as summarized above. The Company estimates the cumulative effect of the retrospective adoption of this standard, when reflected in future financial statements, will reduce stockholders’ equity as of December 31, 2011 by approximately $750, after-tax and decrease 2011 net income by approximately $15. Excluding the effects of DAC Unlock and amortization related to realized gains and losses, the estimated effect would be a decrease to 2011 net income of approximately $50. Future income statement impacts will reflect higher non-deferrable expenses and lower amortization due to the lower DAC balance, before the effect of any DAC Unlock and amortization related to realized gains and losses.

Significant Accounting Policies

The Company’s significant accounting policies are described below or are referenced below to the applicable Note where the description is included.

Accounting Policy	Note
Fair Value Measurements	3
Investments and Derivative Instruments	4
Reinsurance	5
Deferred Policy Acquisition Costs and Present Value of Future Profits	6
Goodwill and Other Intangible Assets	7
Separate Accounts, Death Benefits and Other Insurance Benefit Features	8
Sales Inducements	9
Commitments and Contingencies	10
Income Taxes	11

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

Participating policies were 2%, 3% and 3% of the total life insurance policies as of December 31, 2011, 2010, and 2009, respectively. Dividends to policyholders were $17, $21 and $12 for the years ended December 31, 2011, 2010, and 2009, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Segment Information

The Company has five reporting segments: Individual Annuity, Individual Life, Retirement Plans, Mutual Funds and Runoff Operations, as well as an Other category, as follows:

Individual Annuity

Individual Annuity offers variable, fixed market value adjusted (“MVA”), fixed index and single premium immediate annuities and longevity assurance to individuals.

Individual Life

Individual Life sells a variety of life insurance products, including variable universal life, universal life, and term life.

Retirement Plans

Retirement Plans provides products and services to corporations pursuant to Section 401(k) of the Internal Revenue Service Code of 1986 as amended (“the Code”) and products and services to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans.

Mutual Funds

Mutual Funds offers retail mutual funds, investment-only mutual funds and college savings plans under Section 529 of the Code (collectively referred to as non-proprietary) and proprietary mutual funds supporting the insurance products issued by The Hartford.

Runoff Operations

Runoff Operations consists of the international annuity business of the former Global Annuity reporting segment as well as certain product offerings previously included in the former Global Annuity and Life Insurance reporting segments. Runoff Operations encompasses the administration of investment retirement savings and other insurance and savings products to individuals and groups outside of the U.S., primarily in Japan and Europe, as well institutional investment products and private placement life insurance. In addition, Runoff Operations includes direct and assumed guaranteed minimum income benefit (“GMIB”), guaranteed minimum death benefit (“GMDB”), guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) which is subsequently ceded to an affiliated captive reinsurer.

Other

The Company includes in an Other category corporate items not directly allocated to any of its reporting segments, intersegment eliminations, and certain group benefit products, including group life and group disability insurance that is directly written by the Company and for which nearly half is ceded to its parent, Hartford Life and Accident Insurance Company (“HLA”).

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

The following tables represent summarized financial information concerning the Company’s reporting segments.

	As of December 31,
Assets	2011	2010
Individual Annuity	$87,245	$99,482
Individual Life	17,456	15,911
Retirement Plans	35,410	34,153
Mutual Funds	182	153
Runoff Operations	79,658	78,905
Other	2,586	3,148

Total assets	$222,537	$231,752

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Segment Information (continued)

	For the years ended December 31,
Revenues by Product Line	2011	2010	2009
Earned premiums, fees, and other considerations
Individual Annuity
Individual variable annuity	$1,595	$1,707	$1,551
Fixed / MVA and other annuity	56	14	(2)

Total Individual Annuity	1,651	1,721	1,549
Individual Life
Variable life	396	416	503
Universal life	429	367	362
Term life	33	36	37

Total Individual Life	858	819	902
Retirement Plans
401(k)	332	318	286
Government plans	48	41	38

Total Retirement Plans	380	359	324
Mutual Funds
Non-Proprietary	511	519	437
Proprietary	58	61	—

Total Mutual Funds	569	580	437

Runoff Operations	221	254	549

Other	357	333	339

Total premiums, fees, and other considerations	4,036	4,066	4,100

Net investment income	2,566	2,859	2,848
Net realized capital losses	1	(944)	(876)

Total Revenues	$6,603	$5,981	$6,072

Net income (loss) attributable to Hartford Life Insurance Company
Individual Annuity	$87	$371	$(1,962)
Individual Life	104	195	8
Retirement Plans	15	47	(222)
Mutual Funds	98	129	32
Runoff Operations	(20)	(78)	77
Other	(40)	80	(90)

Total net income (loss)	$244	$744	$(2,157)

Net investment income (loss)
Individual Annuity	$769	$813	$770
Individual Life	420	362	304
Retirement Plans	396	364	315
Mutual Funds	1	(1)	(16)
Runoff Operations	941	1,221	1,279
Other	39	100	196

Total net investment income	$2,566	$2,859	$2,848

Amortization of deferred policy acquisition and present value of future profits
Individual Annuity	$186	$(39)	$3,189
Individual Life	219	120	312
Retirement Plans	134	27	56
Mutual Funds	47	51	50
Runoff Operations	30	56	111
Other	—	—	(2)

Total amortization of DAC	$616	$215	$3,716

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Segment Information (continued)

	For the years ended December 31,
Income tax expense (benefit)	2011	2010	2009
Individual Annuity	$(220)	$41	$(1,299)
Individual Life	22	93	(27)
Retirement Plans	(45)	13	(143)
Mutual Funds	52	51	20
Runoff Operations	(48)	10	80
Other	(24)	20	(30)

Total income tax expense (benefit)	$(263)	$228	$(1,399)

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

Level 3

Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivatives securities. Because Level 3 fair values, by their nature, contain unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the year ended December 31, 2011. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,093	$—	$1,776	$317
CDOs	1,798	—	1,470	328
CMBS	4,269	—	3,921	348
Corporate	30,229	—	28,732	1,497
Foreign government/government agencies	1,224	—	1,187	37
States, municipalities and political subdivisions (“Municipal”)	1,557	—	1,175	382
RMBS	3,823	—	2,890	933
U.S. Treasuries	2,785	487	2,298	—

Total fixed maturities	47,778	487	43,449	3,842
Fixed maturities, FVO	1,317	—	833	484
Equity securities, trading	1,967	1,967	—	—
Equity securities, AFS	398	227	115	56
Derivative assets Credit derivatives	(27)	—	(6)	(21)
Equity derivatives	31	—	—	31
Foreign exchange derivatives	505	—	505	—
Interest rate derivatives	78	—	38	40
U.S. GMWB hedging instruments	494	—	11	483
U.S. macro hedge program	357	—	—	357
International program hedging instruments	533	—	567	(34)

Total derivative assets [1]	1,971	—	1,115	856
Short-term investments	3,882	520	3,362	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	3,073	—	—	3,073
Separate account assets [2]	139,421	101,633	36,757	1,031

Total assets accounted for at fair value on a recurring basis	$199,807	104,834	85,631	9,342

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(5,776)	$—	$—	$(5,776)
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(5,785)	—	—	(5,785)
Derivative liabilities Credit derivatives	(493)	—	(25)	(468)
Equity derivatives	5	—	—	5
Foreign exchange derivatives	140	—	140	—
Interest rate derivatives	(315)	—	(184)	(131)
U.S. GMWB hedging instruments	400	—	—	400
International program hedging instruments	9	—	10	(1)

Total derivative liabilities [3]	(254)	—	(59)	(195)
Other liabilities	(9)	—	—	(9)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(6,052)	$—	$(59)	$(5,993)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,068	$—	$1,660	$408
CDOs	1,899	—	30	1,869
CMBS	5,028	—	4,536	492
Corporate	26,915	—	25,429	1,486
Foreign government/government agencies	1,002	—	962	40
Municipal	1,032	—	774	258
RMBS	4,118	—	3,013	1,105
U.S. Treasuries	2,772	248	2,524	—

Total fixed maturities	44,834	248	38,928	5,658
Fixed maturities, FVO	639	—	128	511
Equity securities, trading	2,279	2,279	—	—
Equity securities, AFS	340	174	119	47
Derivative assets Credit derivatives	(11)	—	(19)	8
Equity derivatives	2	—	—	2
Foreign exchange derivatives	784	—	784	—
Interest rate derivatives	(99)	—	(63)	(36)
U.S. GMWB hedging instruments	339	—	(122)	461
U.S. macro hedge program	203	—	—	203
International program hedging instruments	235	2	228	5

Total derivative assets [1]	1,453	2	808	643
Short-term investments	3,489	204	3,285	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	2,002	—	—	2,002
Separate account assets [2]	153,713	116,703	35,763	1,247

Total assets accounted for at fair value on a recurring basis	$208,749	119,610	79,031	10,108

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(4,258)	$—	$—	$(4,258)
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(4,267)	—	—	(4,267)
Derivative liabilities
Credit derivatives	(401)	—	(49)	(352)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	(25)	—	(25)	—
Interest rate derivatives	(59)	—	(42)	(17)
U.S. GMWB hedging instruments	128	—	(11)	139
International program hedging instruments	(2)	(2)	—	—

Total derivative liabilities [3]	(357)	(2)	(127)	(228)
Other liabilities	(37)	—	—	(37)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(4,666)	$(2)	$(127)	$(4,537)

[1]

Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2011 and 2010, $1.4 billion and $962, respectively was the amount of cash collateral liability that was netted against the derivative asset value on the Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	As of December 31, 2011 and 2010 excludes approximately $4 and $6 billion of investment sales receivable that are not subject to fair value accounting, respectively.
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

The fair valuation process is monitored by the Valuation Committee, which is a cross-functional group of senior management within HIMCO that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources. There is also a Fair Value Working Group (“Working Group”) which includes the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.

Available-for-Sale Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments

The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

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

The Working Group performs a ongoing analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. As a part of this analysis, the Company considers trading volume, new issuance activity and other factors to determine whether the market activity is significantly different than normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly and approved by the Valuation Committee. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The Company conducts other specific activities to monitor controls around pricing. Daily analyses identify price changes over 3-5%, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed, missing prices and second source validation on most sectors. Analyses are conducted by a dedicated pricing unit who follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades. For a sample of structured securities, a comparison of the vendor’s assumptions to our internal econometric models is also performed; any differences are challenged in accordance with the process described above.

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

Derivative Instruments, including embedded derivatives within investments

Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2011 and 2010, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.

The Company performs various controls on derivative valuations which includes both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives, as well as for all new deals during the month. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.

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

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies—Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading – Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives – Significant inputs primarily include the swap yield curve and credit curves.

•	Foreign exchange derivatives – Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Significant input is primarily the swap yield curve.

Level 3

Most of the Company’s securities classified as Level 3 are valued based on brokers’ prices. This includes less liquid securities such as lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs and residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans. Primary inputs for these structured securities are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their illiquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:

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

Product Derivatives

The Company currently offers certain variable annuity products with GMWB rider in the U.S., and formerly offered GMWBs in the U.K. The Company has also assumed, through reinsurance from Hartford Life Insurance KK (“HLIKK”), a Japanese affiliate of the Company, GMIB, GMWB and GMAB. The Company has subsequently ceded certain GMWB rider liabilities and the assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.

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

On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.

Credit Standing Adjustment

This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the year ended December 30, 2011, 2010 and 2009, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized losses of $(156), $(8) and $(263), respectively.

Margins

The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.

Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total pre-tax realized gains of approximately $13, $45 and $231 for the year ended December, 31, 2011, 2010 and 2009, respectively.

In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $(18), $31 and $481 for the year ended December 31, 2011, 2010 and 2009, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The tables below provide a fair value roll forward for the years ending December 31, 2011 and 2010, for the financial instruments classified as Level 3.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for twelve months from January 1, 2011 to December 31, 2011

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2011	$408	$1,869	$492	$1,486	$40	$258	$1,105	$5,658	$511
Total realized/unrealized gains (losses)
Included in net income [2]	(26)	(30)	13	(27)	—	—	(21)	(91)	23
Included in OCI [3]	18	112	41	(14)	—	46	(3)	200	—
Purchases	35	—	18	83	—	87	25	248	—
Settlements	(32)	(129)	(72)	(92)	(3)	—	(111)	(439)	(2)
Sales	(9)	(54)	(225)	(122)	—	—	(16)	(426)	(43)
Transfers into Level 3 [4]	79	30	131	498	29	—	69	836	—
Transfers out of Level 3 [4]	(156)	(1,470)	(50)	(315)	(29)	(9)	(115)	(2,144)	(5)

Fair Value as of December 31, 2011	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2]	$(14)	$(29)	$(5)	$(11)	$—	$—	$(15)	$(74)	$19

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2011	$47	$(344)	$4	$(53)	$600	$203	$5	$415
Total realized/unrealized gains (losses)
Included in net income [2]	(11)	(144)	(8)	9	279	(128)	3	11
Included in OCI [3]	(3)	—	—	—	—	—	—	—
Purchases	31	20	40	—	23	347	(43)	387
Settlements	—	(21)	—	(47)	(19)	(65)	—	(152)
Sales	(4)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(4)	—	—	—	—	—	—	—

Fair value as of December 31, 2011	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2]	$(9)	$(137)	$(8)	$10	$278	$(107)	$(4)	$32

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2011	$2,002	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2]	504	25
Included in OCI [3]	111	—
Purchases	—	292
Settlements	456	—
Sales	—	(171)
Transfers into Level 3 [4]	—	14
Transfers out of Level 3 [4]	—	(376)

Fair value as of December 31, 2011	$3,073	$1,031

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2]	$504	$(1)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(4,258)	$(9)	$(4,267)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,118)	—	(1,118)	28	1
Included in OCI [3]	(126)	—	(126)	—	—
Settlements	(274)	—	(274)	—	—

Fair value as of December 31, 2011	$(5,776)	$(9)	$(5,785)	$(9)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2]	$(1,118)	$—	$(1,118)	$28	$1

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2010 to December 31, 2010

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2010	$497	$2,109	$269	$5,239	$80	$218	$995	$9,407	$—
Total realized/unrealized gains (losses)
Included in net income [2]	(16)	(124)	(98)	(10)	—	1	(38)	(285)	74
Included in OCI [3]	71	467	327	193	1	24	228	1,311	—
Purchases, issuances, and settlements	(59)	(187)	(157)	(66)	(8)	19	(129)	(587)	(10)
Transfers into Level 3 [4]	40	42	267	800	—	—	102	1,251	447
Transfers out of Level 3 [4]	(125)	(438)	(116)	(4,670)	(33)	(4)	(53)	(5,439)	—

Fair Value as of December 31, 2010	$408	$1,869	$492	$1,486	$40	$258	$1,105	$5,658	$511

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2010 [2]	$(6)	$(130)	$(58)	$(20)	$—	$—	$(35)	$(249)	$71

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2010	$32	$(161)	$(2)	$5	$236	$278	$12	$368
Total realized/unrealized gains (losses)
Included in net income [2]	(3)	104	6	(3)	(74)	(312)	(29)	(308)
Included in OCI [3]	7	—	—	—	—	—	—	—
Purchases, issuances, and settlements	11	3	—	(44)	442	237	22	660
Transfers into Level 3 [4]	—	(290)	—	—	—	—	—	(290)
Transfers out of Level 3 [4]	—	—	—	(11)	(4)	—	—	(15)

Fair value as of December 31, 2010	$47	$(344)	$4	$(53)	$600	$203	$5	$415

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2010 [2]	$(3)	$103	$6	$(23)	$(61)	$(292)	$(29)	$(296)

Assets	Reinsurance Recoverable for U.S. GMWB [6]	Separate Accounts
Fair value as of January 1, 2010	$1,108	$962
Total realized/unrealized gains (losses)
Included in net income [1], [2]	182	142
Included in OCI [3]	260	—
Purchases, issuances, and settlements	452	314
Transfers into Level 3 [4]	—	14
Transfers out of Level 3 [4]	—	(185)

Fair value as of December 31, 2010	$2,002	$1,247

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2010 [2]	$182	$20

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Institutional Notes	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2010	$(3,439)	$(2)	$(10)	$(3,451)	$—	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(259)	2	—	(257)	(26)	—
Included in OCI [3]	(307)	—	—	(307)	—	—
Purchases, issuances and settlements	(253)	—	1	(252)	—	—
Transfers into Level 3 [4]	—	—	—	—	(11)	—

Fair value as of December 31, 2010	$(4,258)	$—	$(9)	$(4,267)	$(37)	$(5)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2010 [2]	$(259)	$2	$—	$(257)	$—	$—

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
[6]

Includes fair value of reinsurance recoverables of approximately $2.6 billion and $1.7 billion as of December 31, 2011 and December 31, 2010, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 16 of the Notes to Consolidated Financial Statements for more information.

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

	For the years ended December 31,
	2011	2010
Assets
Fixed maturities, FVO
ABS	$—	$(5)
Corporate	10	(7)
CRE CDOs	(33)	79
Foreign government	45	—
Other liabilities
Credit-linked notes	28	(26)

Total realized capital gains	$50	$41

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Consolidated Balance Sheets.

	$1,317	$1,317
	As of December 31,
	2011	2010
Assets
Fixed maturities, FVO
ABS	$65	$64
CRE CDOs	214	260
Corporate	272	251
Foreign government	766	64

Total fixed maturities, FVO	$1,317	$639
Other liabilities
Credit-linked notes [1]	$9	$37

[1]	As of December 31, 2011 and 2010, the outstanding principal balance of the notes was $243.

Financial Instruments Not Carried at Fair Value

The following presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value, and not included in the above fair value discussion as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	$1,952	$2,099	$2,128	$2,164
Mortgage loans	4,182	4,382	3,244	3,272

Liabilities
Other policyholder funds and benefits payable [1]	$10,065	$10,959	$10,824	$11,050
Consumer notes [2]	310	305	377	392

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.
[2]	Excludes amounts carried at fair value and included in disclosures above.

The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2010.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments

Significant Investment Accounting Policies

Overview

The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss) (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2011, 2010 and 2009 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.

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

The primary factors considered in evaluating whether an impairment exists for an equity security include, but are not limited to: (a) the length of time and extent to which the fair value has been less than the cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on preferred stock dividends and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

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

Net Realized Capital Gains and Losses

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis, as well as changes in value associated with fixed maturities for which the fair value option was elected. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s policies previously discussed. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.

Net Investment Income

Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships and other alternative investments, the equity method of accounting is used to recognize the Company’s share of earnings. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2011, 2010 and 2009.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Net investment income on equity securities, trading, includes dividend income and the changes in market value of the securities associated with the variable annuity products sold in Japan and the United Kingdom. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, losses and loss adjustment expenses.

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

Credit Risk

Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. For each legal entity of the Company, credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds for every counterparty. The maximum uncollateralized threshold for a derivative counterparty for a single level entity is $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2011	2010	2009
Fixed maturities	$1,941	$1,977	$2,094
Equity securities, AFS	10	14	43
Mortgage loans	206	199	232
Policy loans	128	129	136
Limited partnerships and other alternative investments	143	121	(171)
Other investments	226	253	242
Investment expenses	(74)	(72)	(71)

Total securities AFS and other	2,580	2,621	2,505
Equity securities, trading	(14)	238	343

Total net investment income (loss)	$2,566	$2,859	$2,848

The net unrealized gain (loss) on equity securities, trading, included in net investment income during the years ended December 31, 2011, 2010 and 2009, was ($111), $160 and $276, respectively, substantially all of which have corresponding amounts credited to policyholders. These amounts were not included in gross unrealized gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2011	2010	2009
Gross gains on sales	$405	$486	$364
Gross losses on sales	(200)	(336)	(828)
Net OTTI losses recognized in earnings	(125)	(336)	(1,192)
Valuation allowances on mortgage loans	25	(108)	(292)
Japanese fixed annuity contract hedges, net [1]	3	27	47
Periodic net coupon settlements on credit derivatives/Japan	—	(3)	(33)
Results of variable annuity hedge program
U. S. GMWB derivatives, net	(397)	89	1,464
U. S. Macro hedge program	(216)	(445)	(733)

Total U.S. program	(613)	(356)	731
International program	723	(13)	(138)

Total results of variable annuity hedge program	110	(369)	593
GMIB/GMAB/GMWB reinsurance assumed	(326)	(769)	1,106
Coinsurance and modified coinsurance ceded reinsurance contracts	373	284	(577)
Other, net [2]	(264)	180	(64)

Net realized capital gains (losses)	$1	$(944)	$(876)

[1]

Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[2]	Primarily consists of losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps and other investment gains and losses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Sales of Available-for-Sale Securities

	For the years ended December 31,
	2011	2010	2009
Fixed maturities, AFS
Sale proceeds	$19,861	$27,739	$27,809
Gross gains	354	413	495
Gross losses	(205)	(299)	(830)
Equity securities, AFS
Sale proceeds	$147	$171	$162
Gross gains	50	12	2
Gross losses	—	(4)	(27)

Sales of AFS securities in 2011 were the result of the reinvestment into spread product well-positioned for modest economic growth, as well as the purposeful reduction of certain exposures.

Other-Than-Temporary Impairment Losses

The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2011 and 2010.

	For the years ended December 31,
	2011	2010	2009
Balance as of beginning of period	$(1,598)	$(1,632)	$—
Credit impairments remaining in retained earnings related to adoption of new accounting guidance in April 2009	—	—	(941)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(41)	(181)	(690)
Securities previously impaired	(47)	(122)	(201)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	358	314	196
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	—	1
Securities due to an increase in expected cash flows	9	23	3

Balance as of end of period	$(1,319)	$(1,598)	$(1,632)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

Available-for-Sale Securities

The following table presents the Company’s AFS securities by type.

	December 31, 2011					December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,361	$38	$(306)	$2,093	$(3)	$2,395	$29	$(356)	$2,068	$(1)
CDOs	2,055	15	(272)	1,798	(29)	2,278	—	(379)	1,899	(59)
CMBS	4,418	169	(318)	4,269	(19)	5,283	146	(401)	5,028	(15)
Corporate [2]	28,084	2,729	(539)	30,229	—	25,934	1,545	(538)	26,915	6
Foreign govt./govt. agencies	1,121	106	(3)	1,224	—	963	48	(9)	1,002	—
Municipal	1,504	104	(51)	1,557	—	1,149	7	(124)	1,032	—
RMBS	4,069	170	(416)	3,823	(97)	4,450	79	(411)	4,118	(113)
U.S. Treasuries	2,624	162	(1)	2,785	—	2,871	11	(110)	2,772	—

Total fixed maturities, AFS	46,236	3,493	(1,906)	47,778	(148)	45,323	1,865	(2,328)	44,834	(182)
Equity securities, AFS	443	21	(66)	398	—	320	61	(41)	340	—

Total AFS securities	$46,679	$3,514	$(1,972)	$48,176	$(148)	$45,643	$1,926	$(2,369)	$45,174	$(182)

[1]

Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2011 and 2010.

[2]

Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2011
Maturity	Amortized Cost	Fair Value
One year or less	$2,340	$2,359
Over one year through five years	10,006	10,378
Over five years through ten years	8,133	8,728
Over ten years	12,854	14,330

Subtotal	33,333	35,795
Mortgage-backed and asset-backed securities	12,903	11,983

Total	$46,236	$47,778

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

As of December 31, 2011 and 2010, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. As of December 31, 2011, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, the Government of the United Kingdom and AT&T Inc. which each comprised less than 1.2% of total invested assets. As of December 31, 2010, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were JP Morgan Chase & Co., Berkshire Hathaway Inc. and Wells Fargo & Co. which each comprised less than 0.6% of total invested assets.

The Company’s three largest exposures by sector as of December 31, 2011 were commercial real estate, U.S. Treasuries and utilities which comprised approximately 14%, 9% and 9%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2010 were commercial real estate, U.S. Treasuries and financial services which comprised approximately 15%, 10% and 9%, respectively, of total invested assets.

Security Unrealized Loss Aging

The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$420	$385	$(35)	$1,002	$731	$(271)	$1,422	$1,116	$(306)
CDOs	80	58	(22)	1,956	1,706	(250)	2,036	1,764	(272)
CMBS	911	830	(81)	1,303	1,066	(237)	2,214	1,896	(318)
Corporate [1]	2,942	2,823	(119)	2,353	1,889	(420)	5,295	4,712	(539)
Foreign govt./govt. agencies	24	23	(1)	40	38	(2)	64	61	(3)
Municipal	202	199	(3)	348	300	(48)	550	499	(51)
RMBS	355	271	(84)	1,060	728	(332)	1,415	999	(416)
U.S. Treasuries	185	184	(1)	—	—	—	185	184	(1)

Total fixed maturities	5,119	4,773	(346)	8,062	6,458	(1,560)	13,181	11,231	(1,906)
Equity securities	115	90	(25)	104	63	(41)	219	153	(66)

Total securities in an unrealized loss	$5,234	$4,863	$(371)	$8,166	$6,521	$(1,601)	$13,400	$11,384	$(1,972)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Cost or Amortized Cost	Fair Value	Unrealized Losses	Cost or Amortized Cost	Fair Value	Unrealized Losses	Cost or Amortized Cost	Fair Value	Unrealized Losses
ABS	$237	$226	$(11)	$1,226	$881	$(345)	$1,463	$1,107	$(356)
CDOs	316	288	(28)	1,934	1,583	(351)	2,250	1,871	(379)
CMBS	374	355	(19)	2,532	2,150	(382)	2,906	2,505	(401)
Corporate	3,726	3,591	(130)	2,777	2,348	(408)	6,503	5,939	(538)
Foreign govt./govt. agencies	250	246	(4)	40	35	(5)	290	281	(9)
Municipal	415	399	(16)	575	467	(108)	990	866	(124)
RMBS	1,187	1,155	(32)	1,379	1,000	(379)	2,566	2,155	(411)
U.S. Treasuries	1,142	1,073	(69)	158	117	(41)	1,300	1,190	(110)

Total fixed maturities, AFS	7,647	7,333	(309)	10,621	8,581	(2,019)	18,268	15,914	(2,328)
Equity securities. AFS	18	17	(1)	148	108	(40)	166	125	(41)

Total AFS securities in an unrealized loss	$7,665	$7,350	$(310)	$10,769	$8,689	$(2,059)	$18,434	$16,039	$(2,369)

As of December 31, 2011, AFS securities in an unrealized loss position, comprised of 1,922 securities, primarily related to corporate securities primarily within the financial services sector, CMBS and RMBS which have experienced significant price deterioration. As of December 31, 2011, 73% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2011 was primarily attributable to a decline in interest rates, partially offset by credit spread widening.

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

Mortgage Loans

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	December 31, 2011			December 31, 2010
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$4,205	$(23)	$4,182	$3,306	(62)	3,244

Total mortgage loans	$4,205	$(23)	$4,182	$3,306	$(62)	$3,244

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

As of December 31, 2011, the carrying value of mortgage loans associated with the valuation allowance was $347. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4, respectively, as of December 31, 2011, and $64 and $4, respectively, as of December 31, 2010. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets. As of December 31, 2011, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	$000,000,000	$000,000,000	$000,000,000
	For the years ended December 31,
	2011	2010	2009
Balance as of January 1	$(62)	$(260)	$(13)
Additions	25	(108)	(292)
Deductions	14	306	45

Balance as of December 31	$(23)	$(62)	$(260)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 66% as of December 31, 2011, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was approximately 1.99x as of December 31, 2011. The Company did not hold any commercial mortgage loans greater than 60 days past due.

The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
Commercial Mortgage Loans Credit Quality
	December 31, 2011		December 31, 2010
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$422	1.67x	$961	1.67x
65% - 80%	1,779	1.57x	1,366	2.11x
Less than 65%	1,981	2.45x	917	2.44x

Total commercial mortgage loans	$4,182	1.99x	$3,244	2.07x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
Mortgage Loans by Region
	December 31, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$59	1.4%	$51	1.6%
Middle Atlantic	401	9.6%	344	10.6%
Mountain	61	1.5%	49	1.5%
New England	202	4.8%	188	5.8%
Pacific	1,268	30.3%	898	27.7%
South Atlantic	810	19.4%	679	20.9%
West North Central	16	0.4%	19	0.6%
West South Central	115	2.7%	117	3.6%
Other [1]	1,250	29.9%	899	27.7%

Total mortgage loans	$4,182	100.0%	$3,244	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$127	3.0%	$177	5.5%
Industrial	1,262	30.1%	833	25.7%
Lodging	84	2.0%	123	3.8%
Multifamily	734	17.6%	479	14.8%
Office	836	20.0%	796	24.5%
Retail	918	22.0%	556	17.1%
Other	221	5.3%	280	8.6%

Total mortgage loans	$4,182	100.0%	$3,244	100.0%

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

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	December 31, 2011			December 31, 2010
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$491	$474	$25	$729	$416	$265
Limited partnerships	7	3	4	14	6	8

Total	$498	$477	$29	$743	$422	$273

[1]	Included in other liabilities in the Company’s Consolidated Balance Sheets.
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

Non-Consolidated VIEs

The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of December 31, 2011 and 2010.

In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Equity Method Investments

The Company has investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”). These investments are accounted for under the equity method and the Company’s maximum exposure to loss as of December 31, 2011 is limited to the total carrying value of $1.4 billion. In addition, the Company has outstanding commitments totaling approximately $376, to fund limited partnership and other alternative investments as of December 31, 2011. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2011, aggregate investment income (losses) from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $75.7 billion and $81.6 billion as of December 31, 2011 and 2010, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $13.8 billion and $15.6 billion as of December 31, 2011 and 2010, respectively. Aggregate net investment income (loss) of the limited partnerships in which the Company invested totaled $1.2 billion, $927 and ($437) for the periods ended December 31, 2011, 2010 and 2009, respectively. Aggregate net income (loss) of the limited partnerships in which the Company invested totaled $8.1 billion, $9.7 billion, and ($6.9) billion for the periods ended December 31, 2011, 2010 and 2009, respectively. As of, and for the period ended, December 31, 2011, the aggregated summarized financial data reflects the latest available financial information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Non-qualifying strategies

Interest rate swaps, swaptions, caps, floors, and futures

The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2011 and 2010, the notional amount of interest rate swaps in offsetting relationships was $5.1 billion and $4.7 billion, respectively.

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

Equity index swaps, options and futures

The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, during third quarter of 2011 the Company entered into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

U.S. GMWB product derivatives

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

U.S. GMWB reinsurance contracts

The Company has entered into reinsurance arrangements to offset a portion of its risk exposure to the GMWB for the remaining lives of covered variable annuity contracts. Reinsurance contracts covering GMWB are accounted for as free-standing derivatives. The notional amount of the reinsurance contracts is the GRB amount.

U.S. GMWB hedging instruments

The Company enters into derivative contracts to partially hedge exposure associated with a portion of the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.

The following table represents notional and fair value for U.S. GMWB hedging instruments.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Notional Amount		Fair Value
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Customized swaps	$8,389	$10,113	$385	$209
Equity swaps, options, and futures	5,320	4,943	498	391
Interest rate swaps and futures	2,697	2,800	11	(133)

Total	$16,406	$17,856	$894	$467

U.S. macro hedge program

The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations.

The following table represents notional and fair value for the U.S. macro hedge program.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Notional Amount		Fair Value
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Equity futures	59	166	$—	$—
Equity options	6,760	12,891	357	203

Total	$6,819	$13,057	$357	$203

International program product derivatives

The Company formerly offered certain variable annuity products with GMWB or GMAB riders in the U.K. and Japan. The GMWB and GMAB are bifurcated embedded derivatives. The GMWB provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the embedded derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.

International program hedging instruments

The Company utilizes equity futures, options and swaps, and currency forwards, and options to partially hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in the U.K. and Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Currency forwards	$8,622	$4,951	$446	$166
Currency options [1]	7,038	5,296	72	62
Equity futures	2,691	1,002	—	—
Equity options	1,120	1,073	(3)	4
Equity swaps	392	369	(8)	1
Interest rate futures	739	—	—	—
Interest rate swaps and swaptions	8,117	—	35	—

Total	$28,719	$12,691	$542	$233

[1]

As of December 31, 2011 and 2010, notional amounts include $5.3 billion and $3.1 billion, respectively, related to long positions and $2.1 billion and $2.2 billion, respectively, related to short positions.

GMAB, GMWB and GMIB reinsurance contracts

The Company reinsured the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by HLIKK. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the period-end yen to U.S. dollar foreign spot exchange rate. For further information on this transaction, refer to Note 16 of the Notes to Consolidated Financial Statements.

Coinsurance and modified coinsurance reinsurance contracts

During 2010, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from HLIKK and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 16 of the Notes to Consolidated Financial Statements.

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010
Cash flow hedges
Interest rate swaps	$6,339	$7,652	$276	$144	$276	$182	$—	$(38)
Foreign currency swaps	229	255	(5)	—	17	18	(22)	(18)

Total cash flow hedges	6,568	7,907	271	144	293	200	(22)	(56)

Fair value hedges
Interest rate swaps	1,007	1,079	(78)	(47)	—	4	(78)	(51)
Foreign currency swaps	677	677	(39)	(12)	64	71	(103)	(83)

Total fair value hedges	1,684	1,756	(117)	(59)	64	75	(181)	(134)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	6,252	5,490	(435)	(255)	417	121	(852)	(376)
Foreign exchange contracts
Foreign currency swaps and forwards	208	196	(10)	(14)	3	—	(13)	(14)
Japan 3Win foreign currency swaps	2,054	2,285	184	177	184	177	—	—
Japanese fixed annuity hedging instruments	1,945	2,119	514	608	540	608	(26)	—
Credit contracts
Credit derivatives that purchase credit protection	1,134	1,730	23	(5)	35	18	(12)	(23)
Credit derivatives that assume credit risk [1]	2,212	2,035	(545)	(376)	2	7	(547)	(383)
Credit derivatives in offsetting positions	5,020	5,175	(43)	(57)	101	60	(144)	(117)
Equity contracts
Equity index swaps and options	1,433	188	23	(10)	36	5	(13)	(15)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	34,569	40,255	(2,538)	(1,611)	—	—	(2,538)	(1,611)
U.S. GMWB reinsurance contracts	7,193	8,767	443	280	443	280	—	—
U.S. GMWB hedging instruments	16,406	17,856	894	467	1,022	647	(128)	(180)
U.S. macro hedge program	6,819	13,057	357	203	357	203	—	—
International program product derivatives [2]	2,009	2,023	(30)	(14)	—	—	(30)	(14)
International program hedging instruments	28,719	12,691	542	233	672	243	(130)	(10)
Other
GMAB, GMWB, and GMIB reinsurance contracts	21,627	21,423	(3,207)	(2,633)	—	—	(3,207)	(2,633)
Coinsurance and modified coinsurance reinsurance contracts	50,756	51,934	2,630	1,722	2,901	2,342	(271)	(620)

Total non-qualifying strategies	188,356	187,224	(1,198)	(1,285)	6,713	4,711	(7,911)	(5,996)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$196,608	$196,887	$(1,044)	$(1,200)	$7,070	$4,986	$(8,114)	$(6,186)

Balance Sheet Location
Fixed maturities, available-for-sale	$416	$441	$(45)	$(26)	$—	$—	$(45)	$(26)
Other investments	51,231	51,633	1,971	1,453	2,745	2,021	(774)	(568)
Other liabilities	28,717	20,318	(254)	(357)	981	343	(1,235)	(700)
Consumer notes	35	39	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	55,140	58,834	3,073	2,002	3,344	2,622	(271)	(620)
Other policyholder funds and benefits payable	61,069	65,622	(5,785)	(4,267)	—	—	(5,785)	(4,267)

Total derivatives	$196,608	$196,887	$(1,044)	$(1,200)	$7,070	$4,986	$(8,114)	$(6,186)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Change in Notional Amount

The net decrease in notional amount of derivatives since December 31, 2010, was primarily due to the following:

•	The decrease of $8.7 billion in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of policyholder lapses and withdrawals.

•	The U.S. macro hedge program notional decreased $6.2 billion primarily due to the expiration of certain out of the money options in January of 2011.

•

During 2011, the Company significantly strengthened its hedge protection of variable annuity products offered in Japan. As such, the notional amount related to the international program hedging instruments increased by $16.0 billion as the Company entered into additional foreign currency denominated interest rate swaps and swaptions, currency forwards, currency options and equity futures.

•	The coinsurance and modified coinsurance reinsurance contract notional decreased $1.2 billion primarily due to policyholder lapses and withdrawals.

Change in Fair Value

The improvement in the total fair value of derivative instruments since December 31, 2010, was primarily related to the following:

•

The fair value related to the international program hedging instruments increased as a result of the additional notional added during the year, as well as strengthening of the Japanese yen, lower global equity markets, and a decrease in interest rates.

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

The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	2011	2010	2009	2011	2010	2009
Interest rate swaps	$245	$232	$(357)	$(2)	$2	$1
Foreign currency swaps	(5)	3	(177)	—	(1)	75

Total	$240	$235	$(534)	$(2)	$1	$76

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		2011	2010	2009
Interest rate swaps	Net realized capital gains (losses)	$6	$5	$—
Interest rate swaps	Net investment income (loss)	77	56	28
Foreign currency swaps	Net realized capital gains (losses)	(1)	(7)	(115)
Foreign currency swaps	Net investment income (loss)	—	—	2

Total		$82	$54	$(85)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

As of December 31, 2011, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $76. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately one year.

During the year ended December 31, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the years ended December 31, 2010 and 2009, the Company had less than $1 and $1 of net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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

The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2011		2010		2009
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate swaps
Net realized capital gains (losses)	$—	$—	$(44)	$38	$72	$(68)
Benefits, losses and loss adjustment expenses	(58)	54	(1)	3	(37)	40
Foreign currency swaps
Net realized capital gains (losses)	(1)	1	8	(8)	51	(51)
Benefits, losses and loss adjustment expenses	(22)	22	(12)	12	2	(2)

Total	$(81)	$77	$(49)	$45	$88	$(81)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Non-qualifying Strategies

For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2011	2010	2009
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$20	$14	$32
Foreign exchange contracts
Foreign currency swaps and forwards	1	(3)	(37)
Japan 3Win foreign currency swaps [1]	31	215	(22)
Japanese fixed annuity hedging instruments [2]	109	385	(12)
Credit contracts
Credit derivatives that purchase credit protection	(8)	(17)	(379)
Credit derivatives that assume credit risk	(141)	157	137
Equity contracts
Equity index swaps and options	(67)	5	(3)
Variable annuity hedge program
U.S. GMWB product derivatives	(780)	486	4,686
U.S. GMWB reinsurance contracts	131	(102)	(988)
U.S. GMWB hedging instruments	252	(295)	(2,234)
U.S. macro hedge program	(216)	(445)	(733)
International program product derivative	(12)	24	41
International program hedging instruments	735	(37)	(179)
Other
GMAB, GMWB, and GMIB reinsurance contracts	(326)	(769)	1,106
Coinsurance and modified coinsurance reinsurance contracts	373	284	(577)

Total	$102	$(98)	$838

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was ($100), ($273) and $64 for the years ended December 31, 2011, 2010 and 2009, respectively.
[2]

The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was ($129), ($332) and $67 for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net gain associated with the international program hedging instruments was primarily driven by strengthening of the Japanese yen, lower global equity markets, and a decrease in interest rates.

•

The loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of a general decrease in long-term interest rates and higher interest rate volatility.

•

The net loss associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to the strengthening of the Japanese yen and a decrease in equity markets.

•

The net gain on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 16 of the Notes to Consolidated Financial Statements for more information on this transaction.

•	The net loss on U.S. macro hedge program was primarily driven by time decay and a decrease in equity market volatility since the purchase date of certain options during the fourth quarter.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

For the year ended December 31, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•

The net loss on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decrease in Japan interest rates, an increase in Japan currency volatility and a decrease in Japan equity markets.

•	The net loss associated with the U.S. macro hedge program was primarily due to a higher equity market valuation, time decay, and lower implied market volatility.

•	The net gain on the Japanese fixed annuity hedging instruments was primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar.

•

The net gain related to the Japan 3 Win foreign currency swaps was primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar, partially offset by the decrease in U.S. long-term interest rates.

•

The net gain on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 16 for more information on this transaction.

•	The net gain associated with credit derivatives that assume credit risk as a part of replication transactions resulted from credit spread tightening.

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

•

The net gain on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an increase in interest rates, an increase in the Japan equity markets, a decline in Japan equity market volatility, and liability model assumption updates for credit standing.

•	The net loss on the U.S. macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity.

•

The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 16 for more information on this transaction.

In addition, for the year ended December 31, 2009, the Company has incurred losses of $39 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.

Refer to Note 10 for additional disclosures regarding contingent credit related features in derivative agreements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Credit Risk Assumed through Credit Derivatives

The Company enters into credit default swaps that assume credit risk of a single entity, referenced index, or asset pool in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard and customized diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2011 and 2010.

As of December 31, 2011
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,067	$(18)	3 years	Corporate Credit/ Foreign Gov.	A+	$915	$(19)
Below investment grade risk exposure	125	(7)	2 years	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,375	(71)	3 years	Corporate Credit	BBB+	1,128	17
Investment grade risk exposure	353	(63)	5 years	CMBS Credit	BBB+	353	62
Below investment grade risk exposure	477	(441)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	245	5 years	Corporate Credit	BB+	—	—

Total	$4,722	$(331)				$2,510	$57

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

As of December 31, 2010
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,038	$(6)	3 years	Corporate Credit/ Foreign Gov.	A+	$945	$(36)
Below investment grade risk exposure	151	(6)	3 years	Corporate Credit	BB-	135	(11)
Basket credit default swaps [4]
Investment grade risk exposure	2,064	(7)	4 years	Corporate Credit	BBB+	1,155	(7)
Investment grade risk exposure	352	(32)	6 years	CMBS Credit	A-	352	32
Below investment grade risk exposure	667	(334)	4 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	25	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	325	286	6 years	Corporate Credit	BB	—	—

Total	$4,622	$(74)				$2,587	$(22)

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

[4]

Includes $2.7 billion and $2.6 billion as of December 31, 2011 and 2010, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $478 and $467 as of December 31, 2011 and 2010, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

Collateral Arrangements

The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2011 and 2010, collateral pledged having a fair value of $762 and $544, respectively, was included in fixed maturities, AFS, in the Consolidated Balance Sheets.

The following table presents the classification and carrying amount of loaned securities and derivative instruments collateral pledged.

	December 31, 2011	December 31, 2010
Fixed maturities, AFS	$762	$544
Short-term investments	148	—

Total collateral pledged	$910	$544

As of December 31, 2011 and 2010, the Company had accepted collateral with a fair value of $2.4 billion and $1.4 billion, respectively, of which $1.9 billion and $1.1 billion, respectively, was derivative cash collateral which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amount recorded in other assets and other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. As of December 31, 2011 and 2010, noncash collateral accepted was held in separate custodial accounts and were not included in the Company’s Consolidated Balance Sheets.

Securities on Deposit with States

The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2011 and 2010, the fair value of securities on deposit was approximately $14.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Reinsurance

Accounting Policy

The Company cedes insurance to affiliated and unaffiliated insurers in order to limit its maximum losses and to diversify its exposures and provide statutory surplus relief. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in reinsurance pools and associations. Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). If the ceded transactions do not provide risk transfer, the Company accounts for these transactions as financing transactions.

Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting, investment, and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as financing transactions.

Premiums, benefits, losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance agreements. Included in reinsurance recoverables are balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance.

The Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements, and variations thereof. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. As of December 31, 2011, 2010 and 2009, there were no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity. As of December 31, 2011, 2010, and 2009, the Company’s policy for the largest amount retained on any one life by the Life Insurance segment was $10.

Results

Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $252, $324, and $450 for the years ended December 31, 2011, 2010, and 2009, respectively. The Company reinsures 31% of GMDB, as well as a portion of GMWB, on contracts issued prior to July 2007, offered in connection with its variable annuity contracts. The Company maintains reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $106, $129, and $178 in 2011, 2010, and 2009, respectively, and accident and health premium of $191 , $205, and $232, respectively, to HLA. Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and WRR will reinsure, a portion of the risk associated with direct written and assumed variable annuities and the associated GMDB and GMWB riders, HLAI assumed HLIKK’s variable annuity contract and rider benefits, and HLAI assumed HLL’s GMDB and GMWB annuity contract and rider benefits. Under this transaction, the Company ceded $71, $56, and $62 in 2011, 2010 and 2009, respectively. Refer to Note 16 of the Notes to Consolidated Financial Statements for further information.

Net fee income, earned premiums and other were comprised of the following:

	For the Years Ended December 31,
	2011	2010	2009
Gross fee income, earned premiums and other	$4,756	$4,756	$4,890
Reinsurance assumed	13	69	70
Reinsurance ceded	(733)	(759)	(860)

Net fee income, earned premiums and other	$4,036	$4,066	$4,100

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Deferred Policy Acquisition Costs and Present Value of Future Profits

Accounting Policy

The Company capitalizes acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts. The Company’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits, related to most universal life-type contracts (including variable annuities) is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets such as, sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, guaranteed minimum income and universal life secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.

For most contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs.

The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through a consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This Unlock for future separate account returns is determined each quarter.

In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. Upon completion of an assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as, the death and other insurance benefit reserving models.

All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique, and policyholder behavior assumptions are considered an Unlock in the period of revision. An Unlock adjusts the DAC, SIA, URR and death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

An Unlock revises EGPs to reflect the Company’s current best estimate assumptions. The Company also tests the aggregate recoverability of DAC by comparing the existing DAC balance to the present value of future EGPs.

Effective October 1, 2009, HLAI entered into a modified coinsurance and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). The agreement provides that HLAI will cede, and WRR will reinsure 100% of the in-force and prospective variable annuities and associated GMDB and GMWB riders written or reinsured by HLAI. This transaction resulted in a DAC Unlock of $2.0 billion, pre-tax and $1.3 billion, after-tax. See Note 16 of the Notes to Consolidated Financial Statements for further information on the transaction.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)

Results

Changes in the DAC balance are as follows:

	2011	2010	2009
Balance, January 1	$4,949	$5,779	$9,944
Deferred costs	533	521	674
Amortization — DAC	(429)	(381)	(813)
Amortization — Unlock benefit (charge), pre-tax [1]	(187)	166	(2,905)
Amortization — DAC from discontinued operations	—	(17)	(11)
Adjustments to unrealized gains and losses on securities available-for-sale and other[2]	(269)	(1,120)	(1,080)
Effect of currency translation	1	(10)	24
Cumulative effect of accounting change, pre-tax [3]	—	11	(54)

Balance, December 31	$4,598	$4,949	$5,779

[1]

The most significant contributors to the Unlock charge recorded during the year ended December 31, 2011 were assumption changes which reduced expected future gross profits including additional costs associated with implementing the U.S. variable annuity macro hedge program, as well as actual separate account returns below our aggregated estimated return.

The most significant contributor to the Unlock benefit recorded during the twelve months ended December 31, 2010 was actual separate account returns above our aggregated estimated return and the impacts of assumption updates.

The most significant contributors to the Unlock amount recorded during the twelve months ended December 31, 2009 were a charge of $2.0 billion related to reinsurance of a block of in-force and prospective U.S. variable annuities and the associated GMDB and GMWB riders with an affiliated captive reinsurer, as well as actual separate account returns significantly below our aggregated estimated return for the first quarter of 2009, partially offset by actual returns greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009. Also included in the unlock was a $49 charge related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business

[2]

The most significant contributor to the adjustments was the effect of declining interest rates, resulting in unrealized gains on securities classified in AOCI. Other includes a $34 decrease as a result of the disposition of DAC from the sale of the Hartford Investments Canada Corporation in 2010.

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

As of December 31, 2011, estimated future net amortization expense of present value of future profits for the succeeding five years is $17, $16, $16, $15 and $15 in 2012, 2013, 2014, 2015 and 2016, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill

Accounting Policy

Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. During the fourth quarter of 2011, the Company changed the date of its annual impairment test for all reporting units to October 31st from January 1st. As a result, all reporting units performed an impairment test on October 31, 2011 in addition to the annual impairment test performed on January 1, 2011. The change was made to be consistent across all of the parent company’s reporting units and to more closely align the impairment testing date with the long-range planning and forecasting process. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in any delay, acceleration or avoidance of impairment. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each October 31 for periods prior to October 31, 2011 without applying information that has been learned since those periods, the Company has prospectively applied the change in the annual goodwill impairment testing date from October 31, 2011.

The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, assets under management for certain reporting units, and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.

Results

The carrying amount of goodwill allocated to reporting segments is shown below.

	December 31, 2011			December 31, 2010
	Gross	Accumulated Impairments	Carrying Value	Gross	Accumulated Impairments	Carrying Value
Individual Life	$224	$—	$224	$224	—	$224
Retirement Plans	87	—	87	87	—	87
Mutual Funds	159	—	159	159	—	159

Total Goodwill	$470	$—	$470	$470	$—	$470

The Company completed its annual goodwill assessment for the individual reporting units on January 1, 2011 and October 31, 2011, which resulted in no impairment of goodwill. All reporting units passed the first step of both impairment tests with a significant margin.

The Company completed its annual goodwill assessment for the individual reporting units on January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the hypothetical purchase accounting required by step two of the goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the hypothetical purchase accounting, implied goodwill exceeded the carrying amount of goodwill.

The Company completed its annual goodwill assessment for the individual reporting units of the Company on January 1,2009 and concluded that the fair value of each reporting unit for which goodwill had been allocated was in excess of the respective reporting unit’s carrying value.

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

Results

Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2011	$1,115	$113
Incurred	271	53
Paid	(276)	—
Unlock	48	62

Liability — gross, as of December 31, 2011	$1,158	$228

Reinsurance Recoverable— as of January 1, 2011	$686	$30
Incurred	128	(8)
Paid	(143)	—
Unlock	53	—

Reinsurance Recoverable — as of December 31, 2011	$724	$22

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2010	$1,304	$76
Incurred	286	39
Paid	(350)	—
Unlock	(125)	(2)

Liability — gross, as of December 31, 2010	$1,115	$113

Reinsurance Recoverable— as of January 1, 2010	$802	$22
Incurred	125	8
Paid	(177)	—
Unlock	(64)	—

Reinsurance Recoverable — as of December 31, 2010	$686	$30

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB and GMIB exposure as of December 31, 2011:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$20,718	5,998	$483	68
With 5% rollup [2]	1,469	521	37	68
With Earnings Protection Benefit Rider (“EPB”) [3] Benefit Rider (“EPB”) [3]	5,378	940	21	65
With 5% rollup & EPB	585	169	7	68

Total MAV	28,150	7,628	548
Asset Protection Benefit (APB) [4]	22,343	3,139	610	66
Lifetime Income Benefit (LIB)—Death Benefit [5]	1,095	120	37	64
Reset [6] (5-7 years)	3,139	307	165	68
Return of Premium [7] /Other	21,512	876	243	65

Subtotal U.S. GMDB	$76,239	$12,070	$1,603	67
Less: General Account Value with U.S. GMBD	7,251

Subtotal Separate Account Liabilities with GMDB	68,988
Separate Account Liabilities without U.S. GMDB	74,871

Total Separate Account Liabilities	$143,859

Japan GMDB [10], [11]	$16,983	$5,167	$—	68
Japan GMIB [10], [11]	$16,262	$4,805	$—	67

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).
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

[10]

Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $21.1 billion and $20.9 billion as of December 31, 2011 and December 31, 2010, respectively. The GRB related to the Japan GMAB and GMWB was $567 and $570 as of December 31, 2011 and December 31, 2010, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2011, 100% of RNAR is reinsured to an affiliate. See Note 10 of the Notes to Consolidated Financial statements.

[11]

Policies with a guaranteed living benefit (a GMWB in the US or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

See Note 3 of the Notes to Consolidated Financial Statements for a description of the Company’s guaranteed living benefits that are accounted for at fair value.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	December 31, 2011	December 31, 2010
Equity securities (including mutual funds)	$61,472	$75,601
Cash and cash equivalents	$7,516	8,365

Total	$68,988	$83,966

As of December 31, 2011 and December 31, 2010, approximately 17% and 15%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 83% and 85%, respectively, were invested in equity securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Sales Inducements

Accounting Policy

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Unlock, the Company unlocked the amortization of the sales inducement asset. See Note 6 for more information concerning the Unlock.

Results

Changes in deferred sales inducement activity were as follows for the years ended December 31:

	2011	2010	2009
Balance, beginning of year	$197	$194	$533
Sales inducements deferred	6	10	43
Amortization—Unlock	(4)	(9)	(286)
Amortization charged to income	(13)	2	(96)

Balance, end of year	$186	$197	$194

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

The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others and in addition to the matter described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products and structured settlements. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Apart from the inherent difficulty of predicting litigation outcomes, particularly the matter specifically identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel and complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages. The Company has not yet answered the complaint or asserted its defenses, and fact discovery has not yet begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies (continued)

Mutual Fund Fees Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”) received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against HIFSCO in the United States District Court for the District of New Jersey, on behalf of six additional Hartford retail mutual funds. Both actions were assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who was sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between HIFSCO and the funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received. In addition, plaintiffs in the New Jersey action seek recovery of lost earnings. HIFSCO moved to dismiss both actions and, in September 2011, the motions to dismiss were granted in part and denied in part, with leave to amend the complaints. In November 2011, a stipulation of voluntary dismissal was filed in the Delaware action and plaintiffs in the New Jersey action filed an amended complaint on behalf of six mutual funds, seeking the same relief as in their original complaint. HIFSCO disputes the allegations and has filed a partial motion to dismiss.

Derivative Commitments

Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2011, is $403. Of this $403, the legal entities have posted collateral of $425 in the normal course of business. Based on derivative market values as of December 31, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require an additional $15 to be posted as collateral. Based on derivative market values as of December 31, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

Lease Commitments

The rent paid to Hartford Fire for operating leases was $19, $15 and $25 for the years ended December 31, 2011, 2010 and 2000, respectively. Future minimum lease commitments are as follows:

$000.00
2012	$16
2013	12
2014	8
2015	6
2016	4
Thereafter	7

Total	$53

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies (continued)

Unfunded Commitments

As of December 31, 2011, the Company has outstanding commitments totaling $852, of which $399 is largely related to commercial whole loans expected to fund in the first half of 2012. Additionally, $376 is committed to fund limited partnerships and other alternative investments. These capital commitments may be called by the partnership during the commitment period (on average two to four years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are related to various funding obligations associated with private placement securities. These have a commitment period of one month to one year.

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

The Company accounts for guaranty fund and other insurance assessments in accordance with Accounting Standards Codification 405-30, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty funds and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2011 and 2010, the liability balance was $43 and $7, respectively. As of December 31, 2011 and 2010, $26 and $9, respectively, related to premium tax offsets were included in other assets. In 2011, the Company recognized $22 for expected assessments related to the Executive Life Insurance Company of New York (ELNY) insolvency.

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

The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $89 as of December 31, 2011 and $139 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carryback years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible and will implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $56, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Tax (continued)

Results

Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2011	2010	2009
Income Tax Expense (Benefit)
Current - U.S. Federal	$(176)	$49	$300
- International	—	5	—

Total Current	$(176)	54	300

Deferred - U.S. Federal Excluding NOL Carryforward	76	175	(2,387)
- Net Operating Loss Carryforward	(163)	(1)	688

Total Deferred	(87)	174	(1,699)

Total Income tax expense (benefit)	$(263)	$228	$(1,399)

Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2011	2010
Tax basis deferred policy acquisition costs	$479	$531
Investment-related items	92	348
Insurance product derivatives	2,011	1,792
NOL Carryover	252	83
Minimum tax credit	387	542
Foreign tax credit carryovers	17	—
Depreciable & Amortizable assets	37	48
Other	23	1

Total Deferred Tax Assets	3,298	3,345
Valuation Allowance	(89)	(139)

Net Deferred Tax Assets	3,209	3,206

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(827)	(1,000)
Net unrealized gain on investments	(735)	(5)
Employee benefits	(41)	(33)
Other		(30)

Total Deferred Tax Liabilities	(1,603)	(1,068)

Total Deferred Tax Asset (Liability)	1,606	2,138

As of December 31, 2011 and 2010, the deferred tax asset included the expected tax benefit attributable to foreign net operating losses of $ 359 and $310, which have no expiration. The Company had a current income tax recoverable of $330 as of December 31, 2011 and a current income tax recoverable of $258 as of December 31, 2010.

If the Company were to follow a “separate entity” approach, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to surplus rather than income. These benefits were $0, $0 and $65 for 2011, 2010 and 2009, respectively.

Included in the Company’s December 31, 2011 $1.6 billion net deferred tax asset is $1.8 billion relating to items treated as ordinary for federal income tax purposes, and a $238 net deferred tax liability for items classified as capital in nature. The $238 capital items are comprised of $497 of gross deferred tax assets related to realized capital losses and $735 of gross deferred tax liabilities related to net unrealized capital gains.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Tax (continued)

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude by the end of 2012, with no material impact on the consolidated financial condition or results of operations. In addition, in the second quarter of 2011, the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of the dividends-received deduction (DRD) for years 1998, 2000 and 2001. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years. The Company’s unrecognized tax benefits are settled with the parent consistent with the terms of the tax sharing agreement described above.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2011	2010	2009
Tax provision at the U.S. federal statutory rate	(7)	332	$(1,239)
Dividends received deduction	(201)	(145)	(181)
Foreign related investments	(1)	3	28
Valuation Allowance	(50)	58	31
Other	(4)	(20)	(38)

Total	$(263)	$228	$(1,399)

12. Debt

Short-Term Debt

The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.48 billion in qualifying assets to secure FHLBB advances for 2012. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2011, the Company had no advances outstanding under the FHLBB facility.

Consumer Notes

The Company issued consumer notes through its Retail Investor Notes Program prior to 2009. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain Consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risks in accordance with Company policy.

As of December 31, 2011, these consumer notes have interest rates ranging from 4% to 5% for fixed notes and, for variable notes, based on December 31, 2011 rates, either consumer price index plus 100 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $155 in 2012, $78 in 2013, $13 in 2014, $30 in 2015, $18 in 2016 and $20 thereafter. For 2011, 2010 and 2009, interest credited to holders of consumer notes was $15, $25 and $51, respectively.

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

The statutory net income amounts for the years ended December 31, 2011, 2010 and 2009, and the statutory capital and surplus amounts as of December 31, 2011, 2010 and 2009 in the table below are based on actual statutory filings with the applicable regulatory authorities.

	For the years ended December 31,
	2011	2010	2009
Combined statutory net (loss) income	$(669)	$208	$1,866

Statutory capital and surplus	$5,920	$5,832	$5,365

Statutory accounting practices do not consolidate the net (loss) income of subsidiaries as performed under U.S. GAAP. Therefore, the combined statutory net (loss) income above presents the total statutory net income of the Company and its other insurance subsidiaries to present a comparable statutory net (loss) income.

In December 2009, the NAIC issued Statement of Statutory Accounting Principles (“SSAP”) No. 10R, Income Taxes – Revised, A Temporary Replacement of SSAP No. 10. SSAP No. 10R was updated in September 2010 and is effective for annual periods December 31, 2009 and interim and annual periods of 2010 and 2011. SSAP No. 10R increases the realization period for deferred tax assets from one year to three years and increases the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus.

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

The Company’s subsidiaries are permitted to pay up to a maximum of approximately $399 in dividends in 2012 without prior approval from the applicable insurance commissioner. In 2011, the Company received dividends of $7 from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $592 in 2012. However, because the Company’s earned surplus is negative as of December 31, 2011, the Company will not be permitted to pay any dividends to its parent in 2012 without prior approval from the Connecticut Insurance Commissioner until such time as earned surplus becomes positive. In 2011, the Company did not pay dividends to its parent company.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans

Pension Plans

Hartford Life’s employees are included in The Hartford’s non-contributory defined benefit pension, The Hartford Retirement Plan for U.S. Employees, and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford to the Company, was $45, $43 and $32 for the years ended December 31, 2011, 2010 and 2009, respectively.

Investment and Savings Plan

Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by The Hartford. In 2004, The Hartford began allocating a percentage of base salary to the Plan for eligible employees. In 2011, employees whose prior year earnings were less than $110,000 received a contribution of 1.5% of base salary and employees whose prior year earnings were more than $110,000 received a contribution of 0.5% of base salary. The cost to Hartford Life for this plan was approximately $9, $13 and $13 for the years ended December 31, 2011, 2010 and 2009, respectively.

15. Stock Compensation Plans

The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense of $14, $32 and $25 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $5, $11 and $7 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company did not capitalize any cost of stock-based compensation.

16. Transactions with Affiliates

Parent Company Transactions

Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of December 31, 2011 and 2010, the Company had $54 and $53 of reserves for claim annuities purchased by affiliated entities. For the years ended December 31, 2011, 2010, and 2009, the Company recorded earned premiums of $12, $18, and $285 for these intercompany claim annuities. In the fourth quarter of 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.

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

In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of HLIC’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of December 31, 2011 and 2010, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.

Reinsurance Assumed from Affiliates

Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK, a wholly owned Japanese subsidiary of Hartford Life, Inc., subsequently reinsured in-force and prospective MVA annuities to the Company effective September 1, 2004. As of December 31, 2011 and 2010, $2.6 billion and $2.7 billion, respectively, of the account value had been assumed by the Company.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Transactions with Affiliates (continued)

A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”), entered into a reinsurance agreement with HLIKK effective August 31, 2005. HLAI assumed in-force and prospective GMIB riders. Via amendment, effective July 31, 2006, HLAI also assumed GMDB on covered contracts that have an associated GMIB rider in force on or after July 31, 2006. GMIB riders issued prior to April 1, 2005 were recaptured, while GMIB riders issued by HLIKK subsequent to April 1, 2005, continue to be reinsured by HLAI. Additionally, a tiered reinsurance premium structure was implemented.

HLAI has three additional reinsurance agreements with HLIKK covering certain variable annuity contracts. Effective September 30, 2007, HLAI assumed 100% of the in-force and prospective GMAB, GMIB and GMDB risks issued by HLIKK. Effective February 29, 2008, HLAI assumed 100% of the in-force and prospective GMIB and GMDB riders issued by HLIKK. Effective October 1, 2008, HLAI assumed 100% of the in-force and prospective GMDB riders issued on or after April 1, 2005 by HLIKK. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $50 and $54 and the net amount at risk for the assumed GMDB reinsurance was $5.0 billion and $4.1 billion at December 31, 2011 and 2010, respectively.

While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $3.2 billion and $2.6 billion at December 31, 2011 and 2010, respectively.

Effective November 1, 2010, HLAI entered into a reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly owned UK subsidiary of HLAI. Through this agreement, HLL agreed to cede, and HLAI agreed to reinsure, GMDB and GMWB risks issued by HLL on its variable annuity business. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $5 and $8 and the net amount at risk for the assumed GMDB reinsurance was $80 and $23 at December 31, 2011 and 2010, respectively.

While the form of the agreements between HLAI and HLIKK, and HLAI and HLL for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability was $37 and $43 at December 31, 2011 and 2010, respectively.

Reinsurance Ceded to Affiliates

Effective October 1, 2009, and amended on November 1, 2010, HLAI, a subsidiary of HLIC, entered into a modified coinsurance (“modco”) and coinsurance with funds withheld reinsurance agreement with White River Life Reinsurance (“WRR”), an affiliated captive insurance company. The agreement provides that HLAI will cede, and WRR will reinsure a portion of the risk associated with direct written and assumed variable annuities and the associated GMDB and GMWB riders, HLAI assumed HLIKK’s variable annuity contract and rider benefits, and HLAI assumed HLL’s GMDB and GMWB annuity contract and rider benefits.

Under modco, the assets and the liabilities, and under coinsurance with funds withheld, the assets, associated with the reinsured business will remain on the consolidated balance sheet of HLIC in segregated portfolios, and WRR will receive the economic risks and rewards related to the reinsured business through modco and funds withheld adjustments. These adjustments are recorded as an adjustment to operating expenses.

For the year ended December 31, 2011 the impact of this transaction was a decrease to earnings of $323 after-tax. Included in this amount are net realized capital gains of $503, which represents the change in valuation of the derivative associated with this transaction. In addition, the balance sheet of the Company reflects a modco reinsurance (payable)/recoverable, a deposit liability as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were ($2.9) billion, $0, $2.6 billion and $(864), $78, and $1.7 billion at December 31, 2011 and December 31, 2010, respectively.

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

	2011	2010	2009
Fee Income and other	$—	$—	$84
Earned premiums	(71)	(56)	(62)
Net realized gains (losses)	503	546	(629)

Total revenues	432	490	(607)
Benefits, losses and loss adjustment expenses	(51)	(40)	(51)
Amortization of deferred policy acquisition costs and present value of future profits	—	—	1,883
Insurance operating costs and other expenses	972	(348)	(9)

Total expenses	921	(388)	1,823
Income (loss) before income taxes	(489)	878	(2,430)
Income tax expense (benefit)	(166)	308	(851)

Net income (loss)	$(323)	$570	$(1,579)

[1]

At inception of contract, HLIC recognized in net income the unlock of the unearned revenue reserve, sales inducement asset and deferred policy acquisition costs related to the direct U.S. variable annuity business of HLAI as well as the impact of remitting the premium and reserves to WRR. 2009 figures illustrate the transaction’s impact at inception on the Company’s Statement of Operations and the fourth quarter of 2009 activity.

Effective November 1, 2007, HLAI entered into a modco and coinsurance with funds withheld agreement with Champlain Life Reinsurance Company, an affiliate captive insurance company, to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction for U.S. GAAP. A standby unaffiliated third party Letter of Credit supports a portion of the statutory reserves that have been ceded to the Champlain Life Reinsurance Company.

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

The following pre-tax charges were incurred during the year ended December 31, 2009 in connection with these restructuring activities:

0000000
Severance benefits	$19
Asset impairment charges	26
Other contract termination charges	5

Total restructuring, severance and other costs	$50

The amounts incurred during the year ended December 31, 2009 were recorded in Insurance operating costs and other expenses within the Company’s Other category. There were no restructuring or severance costs incurred in 2011 and 2010.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Sale of Assets and Joint Venture

Servicing Agreement of Hartford Life Private Placement LLC

On November 22, 2011, the Company entered into an agreement with Philadelphia Financial Group, Inc. (“Philadelphia Financial”) whereby Philadelphia Financial will acquire certain assets that are used to administer the Company’s private placement life insurance (“PPLI”) businesses currently administered by Hartford Life Private Placement, LLC (“HLPP”), an affiliate of the Company. The PPLI business administered by HLPP includes the life insurance owned by banks, corporations and high net worth individuals, and group annuity policies. The transaction is expected to close in the second quarter of 2012, subject to regulatory approvals and closing conditions. Upon closing, Philadelphia Financial and the Company will enter into a servicing agreement whereby Philadelphia Financial will service the PPLI businesses administered by HLPP. The Company will retain certain corporate functions associated with this business as well as the mortality risk on the insurance policies. Under the terms of the transaction, Philadelphia Financial will receive certain future income from the policies and pay the Company $118 at closing, resulting in an estimated deferred gain between $65 and $75 after-tax, which will be amortized over the estimated life of the underlying insurance policies. The actual amount may be different. The deferred gain is not expected to have a material impact on the Company’s results of operations in future periods. The assets and liabilities of the PPLI business are included in the Runoff Operations segment.

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

See Note 19 for sale of subsidiaries that met the criteria for discontinued operations.

19. Discontinued Operations

During the fourth quarter of 2010, the Company completed the sales of its indirect wholly-owned subsidiaries Hartford Investments Canada Corporation (“HICC”) and Hartford Advantage Investment, Ltd. (“HAIL”). The Company recognized a net realized capital gain of $41, after-tax, on the sale of HICC and a net realized capital loss of $4, after-tax, on the sale of HAIL. HICC was previously included in the Mutual Funds reporting segment and HAIL was included in the Runoff reporting segment. The Company does not expect these sales to have a material impact on the Company’s future earnings.

The following table presents the combined amounts related to the operations of HICC and HAIL, which have been reflected as discontinued operations in the Consolidated Statements of Operations.

	For the years ended December 31,
	2010	2009
Revenues
Fee income and other	$36	$29
Net realized capital losses	—	(1)

Total revenues	36	28

Benefits, losses and expenses
Insurance operating and other expenses	28	24
Amortization of deferred policy acquisition costs and present value of future profits	17	11

Total benefits, losses and expenses	45	35
Loss before income taxes	(9)	(7)
Income tax benefit	(3)	(2)

Loss from operations of discontinued operations, net of tax	(6)	(5)
Net realized capital gain on disposal, net of tax	37	—

Income (loss) from discontinued operations, net of tax	$31	$(5)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Quarterly Results For 2011 and 2010 (Unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Total revenues	$1,181	$1,247	$1,772	$2,203	$2,537	$1,229	$1,113	$1,302
Total benefits, losses and expenses	877	1,238	1,505	2,392	3,385	690	855	712
Income (loss) from continuing operations, net of tax	239	(7)	324	(84)	(525)	379	206	433
Income (loss) from discontinued operations, net of tax	—	(1)	—	(1)	—	(3)	—	36
Net income (loss)	239	(8)	324	(85)	(525)	376	206	469
Less: Net income (loss) attributable to the noncontrolling interest	1	2	1	3	(4)	2	2	1
Net income (loss) attributable to Hartford Life Insurance Company	$238	$(10)	$323	$(88)	$(521)	$374	$204	$468

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN AFFILIATES

($ in millions)

	As of December 31, 2011
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$5,687	$6,018	$6,018
States, municipalities and political subdivisions	1,504	1,557	1,557
Foreign governments	1,121	1,224	1,224
Public utilities	5,507	6,101	6,101
All other corporate bonds	22,577	24,128	24,128
All other mortgage-backed and asset-backed securities	9,840	8,750	8,750

Total fixed maturities, available-for-sale	46,236	47,778	47,778
Fixed maturities, at fair value using fair value option	1,476	1,317	1,317

Total fixed maturities	47,712	49,095	49,095

Equity securities
Common stocks
Industrial, miscellaneous and all other	285	294	294
Non-redeemable preferred stocks	158	104	104

Total equity securities, available-for-sale	443	398	398
Equity securities, trading	1,860	1,967	1,967

Total equity securities	2,303	2,365	2,365

Mortgage loans	4,182	4,382	4,182
Policy loans	1,952	2,099	1,952
Investments in partnerships and trusts	1,376	1,376	1,376
Futures, options and miscellaneous	1,110	1,974	1,974
Short-term investments	3,882	3,882	3,882

Total investments	$62,517	$65,173	$64,826

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(In millions)

Segment	Deferred Policy Acquisition Costs and Present Value of Future Profits	Future Policy Benefits, Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Other Policyholder Funds and Benefits Payable
As of December 31, 2011
Individual Annuity	$1,186	$2,326	$29	$16,985
Individual Life	2,558	1,011	1	7,014
Retirement Plans	714	436	2	7,959
Mutual Funds	27	—	—	4
Runoff Operations	113	7,511	74	14,983
Other	—	547	15	—

Consolidated	$4,598	$11,831	$121	$46,945

As of December 31, 2010
Individual Annuity	$1,303	$2,089	$22	$16,835
Individual Life	2,620	850	1	6,352
Retirement Plans	842	458	3	6,841
Mutual Funds	43	—	—	4
Runoff Operations	141	7,441	72	15,615
Other	—	547	15	—

Consolidated	$4,949	$11,385	$113	$45,647

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION (continued)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs and Present Value of Future Profits	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums
For the year ended December 31, 2011
Individual Annuity	$1,651	$769	$1,080	$186	$742	N/A
Individual Life	858	420	761	219	194	N/A
Retirement Plans	380	396	308	134	354	N/A
Mutual Funds	569	1	—	47	374	N/A
Runoff Operations	221	941	852	30	982	N/A
Other	357	39	92	—	267	N/A

Consolidated	$4,036	$2,566	$3,093	$616	$2,913	N/A

For the year ended December 31, 2010
Individual Annuity	$1,721	$813	$1,057	$(39)	$287	N/A
Individual Life	819	362	591	120	199	N/A
Retirement Plans	359	364	278	27	340	N/A
Mutual Funds	580	(1)	—	51	385	N/A
Runoff Operations	254	1,221	1,168	56	128	N/A
Other	333	100	92	—	292	N/A

Consolidated	$4,066	$2,859	$3,186	$215	$1,631	N/A

For the year ended December 31, 2009
Individual Annuity	$1,549	$770	$1,374	$3,189	$526	N/A
Individual Life	902	304	584	312	185	N/A
Retirement Plans	324	315	269	56	346	N/A
Mutual Funds	437	(16)	—	50	315	N/A
Runoff Operations	549	1,279	1,593	111	205	N/A
Other	339	196	239	(2)	261	N/A

Consolidated	$4,100	$2,848	$4,059	$3,716	$1,838	N/A

[1] Includes dividends and goodwill impairment.

N/A — Not applicable to life insurance pursuant to Regulation S-X.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

(In millions)

					Percentage of
	Gross	Ceded to Other	Assumed From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net
For the year ended December 31, 2011
Life insurance in force	$316,817	$130,029	$1,941	$188,729	1%

Insurance Revenues
Life insurance and annuities	$4,451	$531	$13	$3,933	—
Accident and health insurance	305	202	—	103	—

Total insurance Revenues	$4,756	$733	$13	$4,036	—

For the year ended December 31, 2010
Life insurance in force	$359,644	$150,446	$2,027	$211,225	1%

Insurance Revenues
Life insurance and annuities	$4,440	$546	$69	$3,963	2%
Accident and health insurance	316	213	—	103	—

Total insurance Revenues	$4,756	$759	$69	$4,066	2%

For the year ended December 31, 2009
Life insurance in force	$356,432	$145,639	$2,157	$212,950	1%

Insurance Revenues
Life insurance and annuities	$4,552	$628	$70	$3,994	2%
Accident and health insurance	338	232	—	106	—

Total insurance Revenues	$4,890	$860	$70	$4,100	2%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/ Other	Balance December 31,
2011
Valuation allowance on deferred tax asset	$139	$(50)	$—	$—	$89
Valuation allowance on mortgage loans	62	(25)	—	(14)	23

2010
Valuation allowance on deferred tax asset	80	59	—	—	139
Valuation allowance on mortgage loans	260	108	—	(306)	62

2009
Valuation allowance on deferred tax asset	49	31	—	—	80
Valuation allowance on mortgage loans	13	292	—	(45)	260

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Beth A. Bombara
Beth A. Bombara
Chief Accounting Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Levenson	President and Director	February 24, 2012
David N. Levenson

/s/ David G. Bedard	Executive Vice President, Chief Financial Officer	February 24, 2012
David G. Bedard

/s/ Beth A. Bombara	Chief Accounting Officer	February 24, 2012
Beth A. Bombara

/s/ Mark Niland	Senior Vice President and Director	February 24, 2012
Mark Niland

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

FORM 10-K

EXHIBITS INDEX

The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.01	Restated Certificate of Incorporation of Hartford Life Insurance Company (the “Company”), effective April 2, 1982, as amended by Amendment No. 1, effective August 3, 1984, as amended by Amendment No. 2 effective December 31, 1996, as amended by Amendment No. 3, effective July 25, 2000 (incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-K for the fiscal year ended December 31, 2004).

3.02	Amended By-Laws of Hartford Life Insurance Company, effective July 31, 2007, (incorporated herein by reference to Exhibit 3.02 to the Company’s Form 10-K for the year ended December 31, 2004).

4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (included as Exhibits 3.01 and 3.02, respectively).

10.01	Intercompany Liquidity Agreement between The Hartford Financial Services Group, Inc., Hartford Life and Accident Insurance Company and certain affiliates, including Hartford Life Insurance Company, effective December 31, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 5, 2011).

10.02	Preferred Partnership Agreement dated December 5, 2011 by and between The Hartford Financial Services Group, Inc., Hartford Life, Inc., Hartford Investment Financial Services, LLC, HL Investment Advisors, LLC and Wellington Management Company, LLP. *†

12.01	Computation of Ratio of Earnings to Fixed Charges*

18.01	Preferability letter from Deloitte & Touche LLP regarding change in accounting principle*

23.01	Consent of Deloitte & Touche LLP*

31.01	Certification of David N. Levenson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of David G. Bedard, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of David N. Levenson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.02	Certification of David G. Bedard, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

[1]

Includes the following materials contained in this Annual Report on Form 10-K for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language) (i) the Consolidated Statements of Operations, (ii)the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, which is tagged as blocks of text.

*	Filed with the Securities and Exhange Commission as an exhibit to this report.
†

Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

II-2