Form 10-Q
period 2012-03-31
HARTFORD LIFE INSURANCE CO
filed 2012-05-02
CIK 45947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

((Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(Address of principal executive offices)

(860) 547-5000

(Registrant’s telephone number, including area code)

Indicate by check mark:	Yes	No

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

As of April 26, 2012, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2011 Form 10-K Annual Report, as well as in Part II, Item 1A, Risk Factors of this Form 10-Q. These important risks and uncertainties include:

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

•

the risks, challenges and uncertainties associated with the March 21, 2012 announcement by our parent, The Hartford Financial Services Group, Inc. (“The Hartford”) that it will focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life, Woodbury Financial Services and Retirement Plans businesses and related implementation plans and goals and objectives, as set forth in our Current Report on Form 8-K dated March 21, 2012;

•

the success of our initiatives relating to the realignment of our business, including the continuing realignment of our hedge program for our variable annuity business and plans to improve the profitability and long-term growth prospects of our key businesses, including through opportunistic acquisitions or divestitures or other actions or initiatives and the impact of regulatory or other constraints on our ability to complete these initiatives and deploy capital among our businesses as and when planned;

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

•	regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Hartford Life Insurance Company

Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of Accounting Standards Update (“ASU”) No. 2010-26 Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, (not presented herein); and in our report dated February 24, 2012 except for Note 21 as to which the date is April 23, 2012 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, and for other-than-temporary impairments as required by accounting guidance adopted in 2009), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2011 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2011.

DELOITTE & TOUCHE LLP

Hartford, Connecticut

May 2, 2012

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In millions)	2012	2011 As currently reported, see Note 1
	(Unaudited)
Revenues
Fee income and other	$912	$977
Earned premiums	43	66
Net investment income:
Securities available-for-sale and other	645	660
Equity securities, trading	107	24

Total net investment income	752	684
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(26)	(89)
OTTI losses recognized in other comprehensive income	6	50

Net OTTI losses recognized in earnings	(20)	(39)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(1,212)	(507)

Total net realized capital losses	(1,232)	(546)

Total revenues	475	1,181
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	701	728
Benefits, loss and loss adjustment expenses – returns credited on international unit-linked bonds and pension products	105	23
Amortization of deferred policy acquisition costs and present value of future profits	80	82
Insurance operating costs and other expenses	(771)	55
Dividends to policyholders	5	2

Total benefits, losses and expenses	120	890
Income before income taxes	355	291
Income tax expense	67	57

Net income	288	234
Net income (loss) attributable to noncontrolling interest	(1)	1

Net income attributable to Hartford Life Insurance Company	$289	$233

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions)	2012	2011 As currently reported, see Note 1
	(Unaudited)
Comprehensive Income
Net income	$289	$233

Other comprehensive income (loss)
Change in net unrealized gain/loss on securities	67	218
Change in net gain/loss on cash-flow hedging instruments	(40)	(56)
Change in foreign currency translation adjustments	14	13

Total other comprehensive income	41	175

Total comprehensive income	$330	$408

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2012	December 31, 2011 As currently reported, see Note 1
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $46,656 and $46,236) (includes variable interest entity assets, at fair value, of $235 and $153)	$48,264	$47,778
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $339 and $338)	1,280	1,317
Equity securities, trading, at fair value (cost of $1,834 and $1,860)	2,041	1,967
Equity securities, available-for-sale, at fair value (cost of $434 and $443)	403	398
Mortgage loans (net of allowance for loan losses of $23, as of March 31, 2012 and December 31, 2011)	4,606	4,182
Policy loans, at outstanding balance	1,922	1,952
Limited partnerships, and other alternative investments (includes variable entity assets of $7, as of March 31, 2012 and December 31, 2011)	1,301	1,376
Other investments	761	1,974
Short-term investments (includes variable interest entity assets, at fair value, of $10, as of March 31, 2012	2,452	3,882

Total investments	63,030	64,826
Cash	798	1,183
Premiums receivable and agents’ balances	60	64
Reinsurance recoverable	3,810	5,006
Deferred policy acquisition costs and present value of future profits	3,446	3,448
Deferred income taxes, net	1,999	2,006
Goodwill	470	470
Other assets	1,545	925
Separate account assets	152,390	143,859

Total assets	$227,548	$221,787

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,662	$11,831
Other policyholder funds and benefits payable	42,921	45,016
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	1,996	1,929
Consumer notes	310	314
Other liabilities (including variable interest entity liabilities of $485 and $477)	9,025	9,927
Separate account liabilities	152,390	143,859

Total liabilities	218,304	212,876
Commitments and Contingencies (Note 8)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	8,274	8,271
Accumulated other comprehensive income (loss), net of tax	994	953
Retained deficit	(30)	(319)

Total stockholder’s equity	9,244	8,911

Total liabilities and stockholder’s equity	$227,548	$221,787

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholder’s Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non- Controlling Interest	Total Stockholder’s Equity
		(Unaudited)
Three Months Ended March 31, 2012
Balance, at beginning of period	$6	$8,271	$953	$(319)	$—	$8,911
Capital contributions from parent		3	—	—	—	3
Dividends declared	—	—	—	—	—	—
Net income (loss)	—	—	—	289	(1)	288
Change in non-controlling interest ownership	—	—	—	—	1	1
Total other comprehensive income	—	—	41	—	—	41

Balance, at end of period	$6	$8,274	$994	$(30)	$—	$9,244

Three Months Ended March 31, 2011
Balance, at beginning of period as currently reported, See Note 1	$6	$8,265	$(322)	$(562)	$—	$7,387
Capital contributions from parent	—	2	—	—	—	2
Dividends declared	—	—	—	(1)	—	(1)
Net income	—	—	—	233	1	234
Change in non-controlling interest ownership	—	—	—	—	(1)	(1)
Total other comprehensive income	—	—	175	—	—	175

Balance, at end of period as currently reported, See Note 1	$6	$8,267	$(147)	$(330)	$—	$7,796

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2012	2011 As currently reported, see Note 1
	(Unaudited)
Operating Activities
Net income (loss)	$288	$234
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	80	82
Additions to deferred policy acquisition costs and present value of future profits	(96)	(87)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	(9)	31
Reinsurance recoverables	(26)	(45)
Receivables and other assets	435	(69)
Payables and accruals	(979)	(101)
Accrued and deferred income taxes	229	287
Net realized capital (gains) losses	1,232	546
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	67	(11)
Net decrease in equity securities, trading	(74)	(4)
Depreciation and amortization	45	39
Other, net	(96)	(32)

Net cash provided by operating activities	1,096	870
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	9,881	5,001
Fixed maturities, fair value option	12	—
Equity securities, available-for-sale	9	6
Mortgage loans	37	48
Partnerships	23	30
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(8,842)	(4,232)
Fixed maturities, fair value option	—	(531)
Equity securities, available-for-sale	(12)	(13)
Mortgage loans	(464)	(228)
Partnerships	(210)	(29)
Proceeds from business sold	—	—
Derivatives, net	(1,731)	(388)
Change in policy loans, net	30	—
Change in all other, net	—	—

Net cash provided by (used for) investing activities	(1,267)	(336)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,032	3,137
Withdrawals and other deductions from investment and universal life-type contracts	(5,460)	(6,319)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	2,218	2,905
Net repayments at maturity or settlement of consumer notes	(4)	—

Net cash used for financing activities	(214)	(277)
Foreign exchange rate effect on cash	—	(1)
Net increase (decrease) in cash	(385)	256
Cash — beginning of period	1,183	531

Cash — end of period	$798	$787

Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(307)	$(236)
Noncash capital contributions received	3	2

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

On March 21, 2012, the Hartford announced the completion of an evaluation of its businesses and strategy. As a result of this review, which was conducted by the Hartford’s management and Board of Directors over the past several quarters, the Hartford announced that it will focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its existing Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life, Woodbury Financial Services and Retirement Plans businesses.

On April 26, 2012, the Hartford announced that it had entered into an agreement to sell its individual annuity new business capabilities to a third party. Effective May 1, 2012, all new annuity policies sold by the Company will be reinsured to the third party. The Company will cease the sale of annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.

The Condensed Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differs materially from the accounting practices prescribed by various insurance regulatory authorities. For a description of the Company’s significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2011 Form 10-K Annual Report. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2011 Form 10-K Annual Report. The results of operations for interim periods should not be considered indicative of the results to be expected for the full year.

The accompanying Condensed Consolidated Financial Statements and Notes as of March 31, 2012, and for the three months ended March 31, 2012 and 2011 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.

On January 1, 2012, the Company retrospectively adopted Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which clarifies the definition of policy acquisition costs that are eligible for deferral. All amounts presented for prior reporting periods related to the adoption of this standard have been revised accordingly. As a result of this accounting change, stockholder’s equity as of January 1, 2011, decreased by approximately $0.8 billion, after-tax from $8.2 billion, as previously reported, to $7.4 billion due to a reduction of the Company’s deferred acquisition cost asset balance related to certain costs that do not meet the provisions of the revised standard.

The effect of adoption of this accounting standard on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations is as follows:

	December 31, 2011
	As previously reported	Effect of change	As currently reported
Deferred policy acquisition costs and present value of future profits	$4,598	$(1,150)	$3,448
Deferred income taxes, net	$1,606	$400	$2,006
Retained earnings (accumulated deficit)	$555	$(874)	$(319)
Accumulated other comprehensive income (loss), net of tax	$829	$124	$953
Total stockholders’ equity	$9,661	$(750)	$8,911

	Three months ended March 31, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$105	$(23)	$82
Insurance operating costs and other expenses	$19	$36	$55
Income (loss) from continuing operations before income taxes	$304	$(13)	$291
Income tax expense (benefit)	$65	$(8)	$57
Net income (loss)	$239	$(5)	$234
Net income (loss) attributable to Hartford Life Insurance Company	$238	$(5)	$233

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Income Taxes

In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the estimated effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended
	March 31,
	2012	2011
Tax expense (benefit) at the U.S. federal statutory rate	$124	$102
Dividends-received deduction	(32)	(37)
Foreign related investments	(3)	(5)
Valuation allowance	(19)	(2)
Other	(3)	(1)

Income tax expense (benefit)	$67	$57

The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considers future taxable temporary differences reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. As of March 31, 2012 and December 31, 2011 the deferred tax asset valuation allowance was $70 and $89, respectively, relating primarily to foreign net operating losses.

The separate account dividends-received deduction (“DRD”) is estimated for the current year using information from the most recent return, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received in the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company evaluates its DRD computations on a quarterly basis.

2. Segment Information

The Company has five reporting segments: Individual Annuity, Individual Life, Retirement Plans, Mutual Funds and Runoff Operations, as well as an Other category. The following tables present summarized financial information concerning the Company’s reporting segments, as well as the Other category.

	Three Months Ended March 31,
Net income (loss) attributable to Hartford Life Insurance Company	2012	2011
Individual Annuity	$312	$151
Individual Life	12	15
Retirement Plans	18	5
Mutual Funds	20	27
Runoff Operations	(81)	30
Other	8	5

Total net income attributable to Hartford Life Insurance Company	$289	$233

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Segment Information (continued)

	Three Months Ended March 31,
Revenues by Product Line	2012	2011
Earned premiums, fees, and other considerations
Individual Annuity
Individual variable annuity	$349	$438
Fixed / MVA and other annuity	19	4

Total Individual Annuity	368	442
Individual Life
Variable life	87	90
Universal life	121	100
Term life	9	9

Total Individual Life	217	199
Retirement Plans
401(k)	84	84
Government plans	12	13

Total Retirement Plans	96	97
Mutual Funds
Non-proprietary	118	143
Proprietary	15	15

Total Mutual Funds	133	158

Runoff Operations	52	55

Other	89	92

Total premiums, fees, and other considerations	955	1,043

Net investment income	752	684
Net realized capital losses	(1,232)	(546)

Total revenues	$475	$1,181

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. For the three months ended March 31, 2012, transfers of $26 from Level 1 to Level 2 occurred, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. No transfers from Level 2 to 1 occurred during the first quarter. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,977	$—	$1,718	$259
CDOs	2,170	—	1,485	685
CMBS	4,103	—	3,483	620
Corporate	30,117	—	28,769	1,348
Foreign government/government agencies	1,639	—	1,597	42
States, municipalities and political subdivisions (“Municipal”)	1,891	—	1,370	521
RMBS	4,468	—	3,493	975
U.S. Treasuries	1,899	632	1,267	—

Total fixed maturities	48,264	632	43,182	4,450
Fixed maturities, FVO	1,280	—	783	497
Equity securities, trading	2,041	2,041	—	—
Equity securities, AFS	403	239	106	58
Derivative assets
Credit derivatives	13	—	(9)	22
Equity derivatives	9	—	—	9
Foreign exchange derivatives	359	—	359	—
Interest rate derivatives	(102)	—	(25)	(77)
U.S. GMWB hedging instruments	421	—	(13)	434
U.S. macro hedge program	133	—	—	133
International program hedging instruments	(75)	—	(33)	(42)

Total derivative assets [1]	758	—	279	479
Short-term investments	2,452	420	2,032	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	1,938	—	—	1,938
Separate account assets [2]	148,114	109,200	37,568	1,346

Total assets accounted for at fair value on a recurring basis	$205,250	$112,532	$83,950	$8,768

Percentage of level to total	100%	55%	41%	4%

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(4,145)	$—	$—	$(4,145)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(4,155)	—	—	(4,155)
Derivative liabilities
Credit derivatives	(461)	—	(24)	(437)
Equity derivatives	23	—	—	23
Foreign exchange derivatives	62	—	62	—
Interest rate derivatives	(235)	—	(220)	(15)
U.S. GMWB hedging instruments	104	—	(56)	160
U.S. macro hedge program	40	—	—	40
International program hedging instruments	(24)	—	(9)	(15)

Total derivative liabilities [3]	(491)	—	(247)	(244)
Other liabilities	(21)	—	—	(21)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(4,671)	$—	$(247)	$(4,424)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,093	$—	$1,776	$317
CDOs	1,798	—	1,470	328
CMBS	4,269	—	3,921	348
Corporate	30,229	—	28,732	1,497
Foreign government/government agencies	1,224	—	1,187	37
States, municipalities and political subdivisions (“Municipal”)	1,557	—	1,175	382
RMBS	3,823	—	2,890	933
U.S. Treasuries	2,785	487	2,298	—

Total fixed maturities	47,778	487	43,449	3,842
Fixed maturities, FVO	1,317	—	833	484
Equity securities, trading	1,967	1,967	—	—
Equity securities, AFS	398	227	115	56
Derivative assets
Credit derivatives	(27)	—	(6)	(21)
Equity derivatives	31	—	—	31
Foreign exchange derivatives	505	—	505	—
Interest rate derivatives	78	—	38	40
U.S. GMWB hedging instruments	494	—	11	483
U.S. macro hedge program	357	—	—	357
International program hedging instruments	533	—	567	(34)

Total derivative assets [1]	1,971	—	1,115	856
Short-term investments	3,882	520	3,362	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	3,073	—	—	3,073
Separate account assets [2]	139,421	101,633	36,757	1,031

Total assets accounted for at fair value on a recurring basis	$199,807	$104,834	$85,631	$9,342

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(5,776)	$—	$—	$(5,776)
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(5,785)	—	—	(5,785)
Derivative liabilities
Credit derivatives	(493)	—	(25)	(468)
Equity derivatives	5	—	—	5
Foreign exchange derivatives	140	—	140	—
Interest rate derivatives	(315)	—	(184)	(131)
U.S. GMWB hedging instruments	400	—	—	400
International program hedging instruments	9	—	10	(1)

Total derivative liabilities [3]	(254)	—	(59)	(195)
Other liabilities	(9)	—	—	(9)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(6,052)	$—	$(59)	$(5,993)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At March 31, 2012 and December 31, 2011, $45 and $1.4 billion, respectively, was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.
[2]	As of March 31, 2012 and December 31, 2011, excludes approximately $4.3 billion and $4.0 billion, respectively, of investment sales receivable that are not subject to fair value accounting.
[3]	Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.
[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

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

The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources. There is also a Fair Value Working Group (“Working Group”) which includes the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.

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

The Working Group performs an ongoing analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. As a part of this analysis, the Company considers trading volume, new issuance activity and other factors to determine whether the market activity is significantly different than normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly and approved by the Valuation Committee. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The Company conducts other specific activities to monitor controls around pricing. Daily analyses identify price changes over 3-5%, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed, missing prices and second source validation on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades. For a sample of structured securities, a comparison of the vendor’s assumptions to our internal econometric models is also performed; any differences are challenged in accordance with the process described above.

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

Derivative Instruments, including embedded derivatives within investments

Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2012 and December 31, 2011, 99% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.

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

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies—Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading – Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives – Significant inputs primarily include the swap yield curve and credit curves.

•	Foreign exchange derivatives – Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Significant input is primarily the swap yield curve.

Level 3	Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs and residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values

The following table presents information about significant unobservable inputs used in Level 3 assets measured at fair value.

Securities

	As of March 31, 2012
Assets accounted for at fair value on a recurring basis	Fair Value		Predominant Valuation Method	Significant Unobservable Input	Range of Values – Unobservable Inputs (Weighted Average) [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$620		Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	317 –3,771bp (1,007bp)	Decrease

Corporate	808	[3]	Discounted cash flows	Spread	91 – 800bp (346bp)	Decrease

Municipal	521		Discounted cash flows	Treasury yield beyond 30 years	3.3% (3.3%)	Decrease

RMBS	975		Discounted cash flows	Spread	60 – 1,976bp (684bp)	Decrease
				Constant prepayment rate Constant default rate Loss severity	0% – 12% (2%) 1% – 28% (8%) 45% – 100% (74%)	Decrease [4] Decrease Decrease

[1]	The weighted average is determined based on the fair value of the securities.
[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.
[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.
[4]	Decrease for above market rate coupons and increase for below market rate coupons.

Freestanding Derivatives

	As of March 31, 2012
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Range of Values – Unobservable Inputs	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$32	Option model	Equity volatility	13% – 24%	Increase
Interest rate derivative
Interest rate swaps	(92)	Discounted cash flows	Swap curve beyond 30 years	3.0% – 3.1%	Increase
U.S. GMWB hedging instruments
Equity options	355	Option model	Equity volatility	24% – 32%	Increase
Customized swaps	239	Option model	Equity volatility	10% – 50%	Increase
U.S. macro hedge program
Equity options	173	Option model	Equity volatility	22% – 31%	Increase
International hedging program
Equity options	(35)	Option model	Equity volatility	20% – 25%	Increase
Short interest rate swaptions	(22)	Option model	Interest rate volatility	22% – 25%	Decrease

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, March 31, 2012, no significant adjustments were made by the Company to broker prices received.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Product Derivatives

The Company offers certain variable annuity products with GMWB rider in the U.S., and formerly offered GMWBs in the U.K. The Company has also assumed, through reinsurance from Hartford Life Insurance KK (“HLIKK”), a Japanese affiliate of the Company, guaranteed minimum income benefit (‘GMIB”), GMWB and guaranteed minimum accumulation benefit (“GMAB”). The Company has subsequently ceded certain GMWB rider liabilities and the assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Condensed Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.

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

U.S. GMWB Ceded Reinsurance Derivative

The fair value of the U.S. GMWB reinsurance derivative is calculated as an aggregation of the components described in the Living Benefits Required to be Fair Valued discussion below and is modeled using significant unobservable inputs as well as policyholder behavior inputs, identical to those used in calculating the underlying liability, such as lapses, fund selection, resets and withdrawal utilization and risk margins.

During 2009, the Company entered into a reinsurance arrangement with an affiliated captive reinsurer to transfer a portion of its risk of loss associated with direct US GMWB and assumed HLIKK GMIB, GMWB, and GMAB. In addition, in 2010 the Company entered into reinsurance arrangements with the affiliated captive reinsurer to transfer its risk of loss associated with direct UK GMWB. These arrangements are recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreements are reported in net realized capital gains and losses. See Note 10 for more information on this transaction.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)

Living benefits required to be fair valued include U.S guaranteed withdrawal benefits, international guaranteed withdrawal benefits and international other guaranteed living benefits. Fair values for GMWB and GMAB contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Costs calculated based on actuarial and capital market assumptions related to projected cash flows over the lives of the contracts; Credit Standing Adjustment; and Margins representing an amount that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and requires subjectivity by the Company in determining their value.

Oversight of the Company’s valuation policies and processes for product and U.S. GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company’s valuation model as well as associated controls.

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

Credit Standing Adjustment

This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the three months ended March 31, 2012 and 2011, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $287 and $1, respectively.

Margins

The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.

There were no policyholder behavior assumption updates for the three months ended March 31, 2012 and 2011.

In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $3 and $7 for the three months ended March 31, 2012 and 2011, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Significant unobservable inputs used in the fair value measurement of living benefits required to be fair valued and the U.S. GMWB reinsurance derivative are withdrawal utilization and withdrawal rates, lapse rates, reset elections and equity volatility. The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the Living Benefits Required to be Fair Valued and the reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB and GMAB. Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement, as shown in the table.

Significant Unobservable Input	Range of Values-Unobservable Inputs	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization[2]	20% to 100%	Increase
Withdrawal Rates [2]	0% to 8%	Increase
Annuitization utilization [3]	0% to 100%	Increase
Lapse Rates [4]	0% to 75%	Decrease
Reset Elections [5]	20% to 75%	Increase
Equity Volatility [6]	10% to 50%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.
[2]	Ranges represent assumed cumulative percentages of policyholders taking withdrawals and the annual amounts withdrawn.
[3]	For reinsurance associated with Japan GMIB, range represents assumed cumulative percentages of policyholders annuitizing variable annuity contracts.
[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.
[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.
[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

Generally a change in withdrawal utilization assumptions would be accompanied by a directionally opposite change in lapse rate assumptions, as the behavior of policyholders that utilize GMWB or GMAB riders is typically different from policyholders that do not utilize these riders.

Separate Account Assets

Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. Separate account assets classified as Level 3 primarily include limited partnerships in which fair value represents the separate account’s share of the fair value of the equity in the investment (“net asset value”) and are classified in level 3 based on the Company’s ability to redeem its investment.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The tables below provide a fair value roll forward for the three months ending March 31, 2012 and 2011, for the financial instruments classified as Level 3.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for three months from January 1, 2012 to March 31, 2012

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2012	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Total realized/unrealized gains (losses)
Included in net income [2]	—	1	(4)	(3)	—	—	2	(4)	27
Included in OCI [3]	9	49	18	9	—	(12)	29	102	—
Purchases	—	—	10	106	6	151	61	334	—
Settlements	(34)	(9)	(21)	(19)	(1)	—	(28)	(112)	—
Sales	(9)	(1)	—	(32)	—	—	(22)	(64)	(14)
Transfers into Level 3 [4]	—	317	280	139	—	—	—	736	—
Transfers out of Level 3 [4]	(24)	—	(11)	(349)	—	—	—	(384)	—

Fair Value as of March 31, 2012	$259	$685	$620	$1,348	$42	$521	$975	$4,450	$497
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2]	$—	$—	$(4)	$(1)	$—	$—	$(5)	$(10)	$16

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Total realized/unrealized gains (losses)
Included in net income [2]	—	77	(14)	(1)	(312)	(184)	(18)	(452)
Included in OCI [3]	2	—	—	—	—	—	—	—
Purchases	—	—	26	—	—	—	(48)	(22)
Settlements	—	(3)	(16)	—	—	—	36	17
Sales	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	23	—	8	31

Fair value as of March 31, 2012	$58	$(415)	$32	$(92)	$594	$173	$(57)	$235
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2]	$—	$70	$(3)	$(1)	$(312)	$(183)	$(15)	$(444)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2012	$3,073	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,058)	17
Included in OCI [3]	(163)	—
Purchases	—	215
Settlements	86	—
Sales	—	(342)
Transfers into Level 3 [4]	—	439
Transfers out of Level 3 [4]	—	(14)

Fair value as of March 31, 2012	$1,938	$1,346

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2]	$(1,058)	$6

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(5,776)	$(9)	$(5,785)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,520	(1)	1,519	(12)	—
Included in OCI [3]	183	—	183	—	—
Settlements	(72)	—	(72)	—	—

Fair value as of March 31, 2012	$(4,145)	$(10)	$(4,155)	$(21)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2]	$1,520	$(1)	$1,519	$(12)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months from January 1, 2011 to March 31, 2011

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2011	$408	$1,869	$492	$1,486	$40	$258	$1,105	$5,658	$511
Total realized/unrealized gains (losses)
Included in net income [2]	(5)	(10)	(6)	(17)	—	—	(9)	(47)	56
Included in OCI [3]	17	98	55	—	—	—	36	206	—
Purchases	—	—	—	12	—	—	—	12	—
Settlements	(10)	(30)	(4)	(25)	—	—	(29)	(98)	(1)
Sales	—	—	(42)	(62)	—	—	(16)	(120)	—
Transfers into Level 3 [4]	50	30	30	151	4	—	—	265	—
Transfers out of Level 3 [4]	(65)	—	—	(109)	—	—	(102)	(276)	—

Fair Value as of March 31, 2011	$395	$1,957	$525	$1,436	$44	$258	$985	$5,600	$566

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2]	$(5)	$(10)	$(6)	$(16)	$—	$—	$(9)	$(46)	$56

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2011	$47	$(344)	$4	$(53)	$600	$203	$5	$415
Total realized/unrealized gains (losses)
Included in net income [2]	(7)	8	1	(3)	(119)	(80)	(3)	(196)
Included in OCI [3]	—	—	—	—	—	—	—	—
Purchases	8	—	—	—	23	—	—	23
Settlements	—	(3)	—	1	(16)	—	—	(18)
Sales	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—	—

Fair value as of March 31, 2011	$48	$(339)	$5	$(55)	$488	$123	$2	$224

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2]	$(7)	$8	$1	$(1)	$(113)	$(80)	$(2)	$(187)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2011	$2,002	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(579)	19
Included in OCI [3]	(49)	—
Purchases	—	128
Settlements	112	—
Sales	—	(147)
Transfers into Level 3 [4]	—	8
Transfers out of Level 3 [4]	—	(48)

Fair value as of March 31, 2011	$1,486	$1,207

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2]	$(579)	$(3)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(4,258)	$(9)	$(4,267)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	696	(1)	695	(14)	—
Included in OCI [3]	55	—	55	—	—
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(66)	—	(66)	—	—
Transfers into Level 3 [4]	—	—	—	—	—

Fair value as of March 31, 2011	$(3,573)	$(10)	$(3,583)	$(51)	$(5)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2]	$696	$(1)	$695	$(14)	$—

[1]	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.
[2]	All amounts in these rows are reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization of DAC.
[3]	All amounts are before income taxes and amortization of DAC.
[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.
[6]	Includes fair value of reinsurance recoverables of approximately $1.6 billion and $1.3 billion as of March 31, 2012 and 2011, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information.
[7]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

Fair Value Option

The Company holds fair value option investments that contain an embedded credit derivative with underlying credit risk primarily related to corporate bonds and commercial real estate. Also included are foreign government securities that align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.

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

	For the three months ended March 31,
	2012	2011
Assets
Fixed maturities, FVO
Corporate	$1	$12
CRE CDOs	19	43
Foreign government	(49)	(6)
Other liabilities
Credit-linked notes	(12)	(14)

Total realized capital gains (losses)	$(41)	$35

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	March 31, 2012	December 31, 2011
Assets
Fixed maturities, FVO
ABS	$65	$65
CRE CDOs	229	214
Corporate	270	272
Foreign government	716	766

Total fixed maturities, FVO	$1,280	$1,317
Other liabilities
Credit-linked notes [1]	$21	$9

[1]	As of March 31, 2012 and December 31, 2011 the outstanding principal balance of the notes was $243.

Financial Instruments Not Carried at Fair Value

The following presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value, and not included in the above fair value discussion as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012			December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,922	$2,080	$1,952	$2,099
Mortgage loans	Level 3	4,606	4,806	4,182	4,382

Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$9,623	$10,459	$10,065	$10,959
Consumer notes [2]	Level 3	306	313	310	305

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.
[2]	Excludes amounts carried at fair value and included in disclosures above.

The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2011.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan duration.

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

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2012	2011
Gross gains on sales	$162	$29
Gross losses on sales	(65)	(74)
Net OTTI losses recognized in earnings	(20)	(39)
Valuation allowances on mortgage loans	—	(2)
Japanese fixed annuity contract hedges, net [1]	(20)	(17)
Periodic net coupon settlements on credit derivatives/Japan	(5)	(4)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	185	56
U.S. macro hedge program	(189)	(84)

Total U.S. program	(4)	(28)
International program	(990)	(285)

Total results of variable annuity hedge program	(994)	(313)
GMIB/GMAB/GMWB reinsurance assumed	610	341
Coinsurance and modified coinsurance ceded reinsurance contracts	(915)	(514)
Other, net [2]	15	47

Net realized capital gains (losses), before-tax	$(1,232)	$(546)

[1]	Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).
[2]	Primarily consists of gains and losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps, and other investment gains and losses.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains (losses) in AOCI were $77 and ($84), respectively, for the three months ended March 31, 2012 and 2011. Proceeds from sales of AFS securities totaled $8.5 billion and $4.3 billion, respectively, for the three months ended March 31, 2012 and 2011.

Other-Than-Temporary Impairment Losses

The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended March 31,
(Before-tax)	2012	2011
Balance as of beginning of period	$(1,319)	$(1,598)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(13)	(19)
Securities previously impaired	(3)	(13)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	101	48
Securities due to an increase in expected cash flows	1	3

Balance as of end of period	$(1,233)	$(1,579)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Available-for-Sale Securities

The following table presents the Company’s AFS securities by type.

	March 31, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$2,228	$29	$(280)	$1,977	$(3)	$2,361	$38	$(306)	$2,093	$(3)
CDOs [2]	2,390	39	(232)	2,170	(29)	2,055	15	(272)	$1,798	(29)
CMBS	4,143	186	(226)	4,103	(17)	4,418	169	(318)	4,269	(19)
Corporate [2]	27,961	2,574	(418)	30,117	(1)	28,084	2,729	(539)	30,229	—
Foreign govt./govt. agencies	1,574	85	(20)	1,639	—	1,121	106	(3)	1,224	—
Municipal	1,824	119	(52)	1,891	—	1,504	104	(51)	1,557	—
RMBS	4,689	163	(384)	4,468	(100)	4,069	170	(416)	3,823	(97)
U.S. Treasuries	1,847	64	(12)	1,899	—	2,624	162	(1)	2,785	—

Total fixed maturities, AFS	46,656	3,259	(1,624)	48,264	(150)	46,236	3,493	(1,906)	47,778	(148)
Equity securities, AFS	434	30	(61)	403	—	443	21	(66)	398	—

Total AFS securities	$47,090	$3,289	$(1,685)	$48,667	$(150)	$46,679	$3,514	$(1,972)	$48,176	$(148)

[1]	Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2012 and December 31, 2011.
[2]	Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2012
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,497	$1,509
Over one year through five years	9,987	10,484
Over five years through ten years	7,920	8,555
Over ten years	13,802	14,998

Subtotal	33,206	35,546
Mortgage-backed and asset-backed securities	13,450	12,718

Total fixed maturities, AFS	$46,656	$48,264

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.

Concentration of Credit Risk

As of March 31, 2012, the Company’s only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity, other than U.S. government and certain U.S. government securities, was the Government of Japan, which represented $1.0 billion, or 11% of stockholders’ equity, and 2% of total invested assets. As of December 31, 2011, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of the Notes to Consolidated Financial Statements in the Company’s 2011 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Securities Unrealized Loss Aging

The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	March 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$140	$107	$(33)	$939	$692	$(247)	$1,079	$799	$(280)
CDOs [1]	62	43	(19)	2,235	1,995	(213)	2,297	2,038	(232)
CMBS	637	600	(37)	1,175	986	(189)	1,812	1,586	(226)
Corporate	2,793	2,691	(102)	1,881	1,565	(316)	4,674	4,256	(418)
Foreign govt./govt. agencies	530	512	(18)	18	16	(2)	548	528	(20)
Municipal	370	355	(15)	296	259	(37)	666	614	(52)
RMBS	942	863	(79)	1,030	725	(305)	1,972	1,588	(384)
U.S. Treasuries	551	539	(12)	—	—	—	551	539	(12)

Total fixed maturities	6,025	5,710	(315)	7,574	6,238	(1,309)	13,599	11,948	(1,624)
Equity securities	160	136	(24)	113	76	(37)	273	212	(61)

Total securities in an unrealized loss	$6,185	$5,846	$(339)	$7,687	$6,314	$(1,346)	$13,872	$12,160	$(1,685)

	December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$420	$385	$(35)	$1,002	$731	$(271)	$1,422	$1,116	$(306)
CDOs	80	58	(22)	1,956	1,706	(250)	2,036	1,764	(272)
CMBS	911	830	(81)	1,303	1,066	(237)	2,214	1,896	(318)
Corporate [1]	2,942	2,823	(119)	2,353	1,889	(420)	5,295	4,712	(539)
Foreign govt./govt. agencies	24	23	(1)	40	38	(2)	64	61	(3)
Municipal	202	199	(3)	348	300	(48)	550	499	(51)
RMBS	355	271	(84)	1,060	728	(332)	1,415	999	(416)
U.S. Treasuries	185	184	(1)	—	—	—	185	184	(1)

Total fixed maturities	5,119	4,773	(346)	8,062	6,458	(1,560)	13,181	11,231	(1,906)
Equity securities	115	90	(25)	104	63	(41)	219	153	(66)

Total securities in an unrealized loss	$5,234	$4,863	$(371)	$8,166	$6,521	$(1,601)	$13,400	$11,384	$(1,972)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

As of March 31, 2012, AFS securities in an unrealized loss position, comprised of 1,859 securities, primarily related to corporate securities within the financial services sector, commercial real estate, and RMBS which have experienced price deterioration. As of March 31, 2012, 78% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2012 was primarily attributable to credit spread tightening, partially offset by rising interest rates.

Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The majority of securities have a floating-rate coupon referenced to a market index where rates have declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have nor are expected to miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

Mortgage Loans

	March 31, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$4,629	$(23)	$4,606	$4,205	$(23)	$4,182

Total mortgage loans	$4,629	$(23)	$4,606	$4,205	$(23)	$4,182

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

As of March 31, 2012, the carrying value of mortgage loans associated with the valuation allowance was $328. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $48 and $3, respectively, as of March 31, 2012 and $57 and $4, respectively, as of December 31, 2011. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2012	2011
Balance as of January 1	$(23)	$(62)
Additions	—	(2)
Deductions	—	—

Balance as of March 31	$(23)	$(64)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 65% as of March 31, 2012, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.03x as of March 31, 2012. The Company did not hold any commercial mortgage loans greater than 60 days past due.

The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	March 31, 2012		December 31, 2011
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$413	1.69x	$422	1.67x
65% - 80%	2,043	1.59x	1,779	1.57x
Less than 65%	2,150	2.51x	1,981	2.45x

Total commercial mortgage loans	$4,606	2.03x	$4,182	1.99x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	March 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$58	1.3%	$59	1.4%
Middle Atlantic	393	8.5%	401	9.6%
Mountain	61	1.3%	61	1.5%
New England	227	4.9%	202	4.8%
Pacific	1,366	29.7%	1,268	30.3%
South Atlantic	1,070	23.2%	810	19.4%
West North Central	16	0.3%	16	0.4%
West South Central	225	4.9%	115	2.7%
Other [1]	1,190	25.9%	1,250	29.9%

Total mortgage loans	$4,606	100.0%	$4,182	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Mortgage Loans by Property Type
	March 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$109	2.4%	$127	3.0%
Industrial	1,326	28.8%	1,262	30.1%
Lodging	83	1.8%	84	2.0%
Multifamily	882	19.1%	734	17.6%
Office	1,001	21.7%	836	20.0%
Retail	1,003	21.8%	918	22.0%
Other	202	4.4%	221	5.3%

Total mortgage loans	$4,606	100.0%	$4,182	100.0%

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

	March 31, 2012			December 31, 2011
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$484	$462	$18	$491	$474	$25
Investment fund [4]	100	20	81	—	—	—
Limited partnerships	7	3	4	7	3	4

Total	$591	$485	$103	$498	$477	$29

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.
[2]	The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.
[3]	Total assets included in fixed maturities, AFS, and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets.
[4]	Total assets included in fixed maturities, AFS, and short-term investments in the Company’s Condensed Consolidated Balance Sheets.

CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment fund represents a wholly-owned fixed income fund established in 2012 for which the Company has exclusive management and control including management of investment securities which is the activity that most significantly impacts its economic performance. Limited partnerships represent one hedge fund for which the Company holds a majority interest in the fund as an investment.

Non-Consolidated VIEs

The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of March 31, 2012 and December 31, 2011.

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

Dollar Roll Agreements

The Company entered into a dollar roll agreement during the three months ended March 31, 2012. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at specified time in the future. The Company accounts for the dollar roll transactions as collateralized borrowings and, accordingly, retains the mortgage-backed securities within fixed maturities. Transaction proceeds were invested in short-term investments with the obligation to repurchase the mortgage-backed securities recorded in Other Liabilities. The Company did not reinvest the cash collateral associated with the dollar roll agreement as of March 31, 2012. Securities sold under agreement to repurchase were $346 as of March 31, 2012.

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

Cash flow hedges

Interest rate swaps

Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities. The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities. These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

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

Non-qualifying strategies

Interest rate swaps, swaptions, caps, floors, and futures

The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2012 and December 31, 2011, the notional amount of interest rate swaps in offsetting relationships was $5.1 billion.

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

Equity index swaps and options

The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, during the third quarter of 2011, the Company entered into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.

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

The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Customized swaps	$8,760	$8,389	$239	$385
Equity swaps, options, and futures	5,695	5,320	329	498
Interest rate swaps and futures	4,834	2,697	(43)	11

Total	$19,289	$16,406	$525	$894

U.S. macro hedge program

The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations.

The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Equity futures	$—	$59	$—	$—
Equity options	5,458	6,760	173	357

Total	$5,458	$6,819	$173	$357

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

International program hedging instruments

The Company utilizes equity futures, options and swaps, and currency forwards and options to partially hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in the U.K. and Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.

The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Currency forwards [1]	$12,713	$8,622	$(105)	$446
Currency options	9,497	7,038	27	72
Equity futures	1,963	2,691	—	—
Equity options	1,466	1,120	(36)	(3)
Equity swaps	1,287	392	4	(8)
Interest rate futures	531	739	—	—
Interest rate swaps and swaptions	9,967	8,117	11	35

Total	$37,424	$28,719	$(99)	$542

[1]	As of March 31, 2012 and December 31, 2011 net notional amounts are $4.7 billion and $7.2 billion, respectively, which include $8.7 billion and $7.9 billion, respectively, related to long positions and $4.0 billion and $0.7 billion, respectively, related to short positions.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Derivative Balance Sheet Classification

The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Cash flow hedges
Interest rate swaps	$6,244	$6,339	$151	$276	$161	$276	$(10)	$—
Foreign currency swaps	225	229	(7)	(5)	15	17	(22)	(22)

Total cash flow hedges	6,469	6,568	144	271	176	293	(32)	(22)

Fair value hedges
Interest rate swaps	1,201	1,007	(65)	(78)	2	—	(67)	(78)
Foreign currency swaps	185	677	71	(39)	71	64	—	(103)

Total fair value hedges	1,386	1,684	6	(117)	73	64	(67)	(181)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	5,711	6,252	(423)	(435)	298	417	(721)	(852)
Foreign exchange contracts
Foreign currency swaps and forwards	221	208	(10)	(10)	5	3	(15)	(13)
Japan 3Win foreign currency swaps	2,054	2,054	3	184	15	184	(12)	—
Japanese fixed annuity hedging instruments	1,933	1,945	364	514	371	540	(7)	(26)
Credit contracts
Credit derivatives that purchase credit protection	909	1,134	4	23	17	35	(13)	(12)
Credit derivatives that assume credit risk [1]	1,831	2,212	(440)	(545)	3	2	(443)	(547)
Credit derivatives in offsetting positions	5,310	5,020	(38)	(43)	75	101	(113)	(144)
Equity contracts
Equity index swaps and options	464	1,433	17	23	32	36	(15)	(13)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	33,227	34,569	(1,683)	(2,538)	—	—	(1,683)	(2,538)
U.S. GMWB reinsurance contracts	6,872	7,193	308	443	308	443	—	—
U.S. GMWB hedging instruments	19,289	16,406	525	894	670	1,022	(145)	(128)
U.S. macro hedge program	5,458	6,819	173	357	173	357	—	—
International program product derivatives [2]	2,048	2,009	(18)	(30)	—	—	(18)	(30)
International program hedging instruments	37,424	28,719	(99)	542	335	672	(434)	(130)
Other
GMAB, GMWB, and GMIB reinsurance contracts	19,997	21,627	(2,444)	(3,207)	—	—	(2,444)	(3,207)
Coinsurance and modified coinsurance reinsurance contracts	48,655	50,756	1,630	2,630	2,158	2,901	(528)	(271)

Total non-qualifying strategies	191,403	188,356	(2,131)	(1,198)	4,460	6,713	(6,591)	(7,911)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$199,258	$196,608	$(1,981)	$(1,044)	$4,709	$7,070	$(6,690)	$(8,114)

Balance Sheet Location
Fixed maturities, available-for-sale	$416	$416	$(27)	$(45)	$—	$—	$(27)	$(45)
Other investments	37,813	51,231	758	1,971	1,258	2,745	(500)	(774)
Other liabilities	50,140	28,717	(491)	(254)	986	981	(1,477)	(1,235)
Consumer notes	35	35	(4)	(4)	—	—	(4)	(4)
Reinsurance recoverable	52,695	55,140	1,938	3,073	2,465	3,344	(527)	(271)
Other policyholder funds and benefits payable	58,159	61,069	(4,155)	(5,785)	—	—	(4,155)	(5,785)

Total derivatives	$199,258	$196,608	$(1,981)	$(1,044)	$4,709	$7,070	$(6,690)	$(8,114)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Change in Notional Amount

The net increase in notional amount of derivatives since December 31, 2011, was primarily due to the following:

•

The net notional amount related to the international program hedging instruments as of March 31, 2012, was $29.4 billion and consisted of $33.4 billion of long positions and $4.0 billion offsetting short positions. The net notional amount as of December 31, 2011, was $27.3 billion and consisted of $28.0 billion of long positions and $0.7 billion offsetting short positions. The increase in net notional of $2.1 billion primarily resulted from an increase in foreign currency denominated interest rate swaps and swaptions.

•	The U.S. macro hedge program notional decreased $1.4 billion primarily due to the expiration of certain out of the money options in January of 2012.

•	The coinsurance and modified coinsurance reinsurance contract notional decreased $2.1 billion primarily due to policyholder lapses and withdrawals.

Change in Fair Value

The net decrease in the total fair value of derivative instruments since December 31, 2011, was primarily related to the following:

•

The fair value related to the international program hedging instruments decreased as a result of depreciation of the yen in relation to the euro and the U.S. dollar, and an increase in global and domestic equity markets.

•

The increase in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of an improvement in equity markets, lower equity volatility, favorable policyholder behavior, and a general increase in long-term interest rates.

•

The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to the U.S. dollar strengthening in comparison to the Japanese yen and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

•

Under an internal reinsurance agreement with an affiliate, the increase in fair value associated with the GMAB, GMWB, and GMIB reinsurance contracts along with a portion of the GMWB related derivatives are ceded to the affiliated reinsurer and result in an offsetting fair value of the coinsurance and modified coinsurance reinsurance contracts.

Cash Flow Hedges

The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011	2012	2011
Interest rate swaps	$(28)	$(59)	$—	$—
Foreign currency swaps	(3)	1	—	—

Total	$(31)	$(58)	$—	$—

Derivatives in Cash Flow Hedging Relationships For The Three Months Ended March 31,
	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2012	2011
Interest rate swaps	Net realized capital gain/(loss)	$4	$1
Interest rate swaps	Net investment income	25	19
Foreign currency swaps	Net realized capital gain/(loss)	2	8

Total		$31	$28

As of March 31, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $79. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately one year.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

During the three months ended March 31, 2012 and 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

Fair Value Hedges

The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair-Value Hedging Relationships
	Gain or (Loss) Recognized in Income [1]
	Derivative		Hedge Item
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Interest rate swaps
Net realized capital gain/(loss)	$10	$11	$(10)	$(11)
Foreign currency swaps
Net realized capital gain/(loss)	9	14	(9)	(14)
Benefits, losses and loss adjustment expenses	(3)	(8)	3	8

Total	$16	$17	$(16)	$(17)

[1]	The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

Non-qualifying Strategies

The following table presents the gain or loss recognized in income on non-qualifying strategies:

Derivatives Used in Non-Qualifying Strategies Gain or (Loss) Recognized within Net Realized Capital Gains and Losses
	Three Months Ended March 31,
	2012	2011
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$1	$4
Foreign exchange contracts
Foreign currency swaps and forwards	(3)	(3)
Japan 3Win foreign currency swaps [1]	(181)	(58)
Japanese fixed annuity hedging instruments [2]	(128)	(62)
Credit contracts
Credit derivatives that purchase credit protection	(23)	(12)
Credit derivatives that assume credit risk	110	15
Equity contracts
Equity index swaps and options	(16)	—
Variable annuity hedge program
U.S. GMWB product derivatives	896	348
U.S. GMWB reinsurance contracts	(143)	(65)
U.S. GMWB hedging instruments	(568)	(227)
U.S. macro hedge program	(189)	(84)
International program product derivatives	14	7
International program hedging instruments	(1,004)	(292)
Other
GMAB, GMWB, and GMIB reinsurance contracts	610	341
Coinsurance and modified coinsurance reinsurance contracts	(915)	(514)

Total	$1,539	$(602)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $118 and $42 for the three months ended March 31, 2012 and 2011, respectively.
[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $157 and $53 for the three months ended March 31, 2012 and 2011, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

For the three months ended March 31, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•

The net loss associated with the international program hedging instruments was primarily driven by depreciation of the yen in relation to the euro and the U.S. dollar, and an increase in global and domestic equity markets.

•

The net gain on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to depreciation of the Japanese yen in comparison to the euro and the U.S. dollar, and an increase in global and domestic equity markets.

•	The net loss on the U.S. macro hedge program was primarily driven by an increase in the domestic equity market and lower equity market volatility.

•

The net loss related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to the U.S. dollar strengthening in comparison to the Japanese yen and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

•

The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 10 for more information on this transaction.

•

The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of lower equity and interest rate volatility, favorable policyholder behavior, and a general increase in long-term interest rates.

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

•

The net loss associated with the international program hedging instruments was primarily due to weakening of the Japanese yen, higher global and domestic equity markets valuation and lower implied market volatility.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2012 and December 31, 2011.

As of March 31, 2012
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,128	$(5)	3 years	Corporate Credit/ Foreign Gov.	A	$915	$(25)
Below investment grade risk exposure	114	(2)	2 years	Corporate Credit	BB-	114	(4)
Basket credit default swaps [4]
Investment grade risk exposure	2,089	(8)	3 years	Corporate Credit	BBB+	1,273	—
Investment grade risk exposure	353	(50)	5 years	CMBS Credit	BBB+	353	50
Below investment grade risk exposure	477	(407)	3 years	Corporate Credit	BBB	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	264	5 years	Corporate Credit	BB+	—	—

Total	$4,486	$(184)				$2,655	$21

As of December 31, 2011
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,067	$(18)	3 years	Corporate Credit/ Foreign Gov.	A+	$915	$(19)
Below investment grade risk exposure	125	(7)	2 years	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,375	(71)	3 years	Corporate Credit	BBB+	1,128	17
Investment grade risk exposure	353	(63)	5 years	CMBS Credit	BBB+	353	62
Below investment grade risk exposure	477	(441)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	245	5 years	Corporate Credit	BB+	—	—

Total	$4,722	$(331)				$2,510	$57

[1]	The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.
[2]	Notional amount is equal to the maximum potential future loss amount. There is no specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.
[3]	The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.
[4]	Includes $2.4 billion and $2.7 billion as of March 31, 2012 and December 31, 2011, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $478 as of March 31, 2012 and December 31, 2011 of customized diversified portfolios of corporate issuers referenced through credit default swaps.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Deferred Policy Acquisition Costs and Present Value of Future Profits

The Company capitalizes policy acquisition costs that are directly related to the successful acquisition of new and renewal insurance contracts in accordance with ASU No. 2010-26. On January 1, 2012, the Company adopted ASU No. 2010-26 as further discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. As a result of this change in accounting policy, deferred policy acquisition costs and present value of future profits as of January 1, 2011 decreased by approximately $1.2 billion from $4.9 billion, as previously reported.

Changes in the DAC balance are as follows:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period, as currently reported	$3,448	$3,694
Deferred costs	96	88
Amortization — DAC	(118)	(95)
Amortization — Unlock benefit, pre-tax	38	13
Adjustments to unrealized gains and losses on securities available-for-sale and other	(18)	46
Effect of currency translation	–	1

Balance, end of period	$3,446	$3,747

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,158	$228
Incurred	61	24
Paid	(71)	—
Unlock	(123)	11

Liability balance as of March 31, 2012	$1,025	$263

Reinsurance recoverable asset, as of January 1, 2012	$724	$22
Incurred	35	(3)
Paid	(33)	—
Unlock	(72)	—

Reinsurance recoverable asset, as of March 31, 2012	$654	$19

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2011	$1,115	$113
Incurred	69	13
Paid	(68)	—
Unlock	(57)	—

Liability balance as of March 31, 2011	$1,059	$126

Reinsurance recoverable asset, as of January 1, 2011	$686	$30
Incurred	34	2
Paid	(35)	—
Unlock	(29)	—

Reinsurance recoverable asset, as of March 31, 2011	$656	$32

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB and GMIB exposure as of March 31, 2012:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$21,849	$4,352	$301	69
With 5% rollup [2]	1,567	398	27	69
With Earnings Protection Benefit Rider (“EPB”) [3]
Benefit Rider (“EPB”) [3]	5,618	680	19	65
With 5% rollup & EPB	615	135	6	68

Total MAV	29,649	5,565	353
Asset Protection Benefit (APB) [4]	23,135	1,522	294	66
Lifetime Income Benefit (LIB) – Death Benefit [5]	1,153	47	14	64
Reset [6] (5-7 years)	3,343	165	86	68
Return of Premium [7] /Other	22,950	425	117	66

Subtotal U.S. GMDB	80,230	$7,724	$864	67
Less: General Account Value with U.S. GMBD	7,335

Subtotal Separate Account Liabilities with GMDB	72,895
Separate Account Liabilities without U.S. GMDB	79,495

Total Separate Account Liabilities	$152,390

Japan GMDB [10], [11]	$16,950	$3,554	$—	68
Japan GMIB [10], [11]	$16,233	$3,263	$—	68

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).
[2]	Rollup: the GMDB is the greatest of the MAV, current AV, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.
[3]	EPB GMDB is the greatest of the MAV, current AV, or contract value plus a percentage of the contract’s growth. The contract’s growth is AV less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.
[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).
[5]	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.
[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 (adjusted for withdrawals).
[7]	ROP: the GMDB is the greater of current AV and net premiums paid.
[8]	AV includes the contract holder’s investment in the separate account and the general account.
[9]	NAR is defined as the guaranteed benefit in excess of the current AV. RNAR is NAR reduced for reinsurances. NAR and RNAR are highly sensitive to equity market movements and increase when equity markets decline.
[10]	Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $19.5 billion and $21.1 billion as of March 31, 2012 and December 31, 2011, respectively. The GRB related to the Japan GMAB and GMWB was $522 and $567 as of March 31, 2012 and December 31, 2011, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of March 31, 2012, 100% of RNAR is reinsured to an affiliate. See Note 10 of the Notes to Condensed Consolidated Financial statements.
[11]	Policies with a guaranteed living benefit (a GMWB in the US or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description of the Company’s guaranteed living benefits that are accounted for at fair value.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	March 31, 2012	December 31, 2011
Equity securities (including mutual funds)	$65,862	$61,472
Cash and cash equivalents	7,033	7,516

Total	$72,895	$68,988

As of March 31, 2012 and December 31, 2011, approximately 16% and 17%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 84% and 83%, respectively, were invested in equity securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Sales Inducements

Changes in deferred sales inducement activity were as follows:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$186	$197
Sales inducements deferred	1	2
Amortization – Unlock	1	1
Amortization charged to income	(6)	(6)

Balance, end of period	$182	$194

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

The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in additition to the matter described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products and structured settlements. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.

Apart from the inherent difficulty of predicting litigation outcomes, the matter specifically identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel and complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages. The Company has not yet answered the complaint or asserted its defenses, and fact discovery has not yet begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.

Mutual Fund Fees Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”) received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO disputes the allegations and has filed a partial motion to dismiss.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Commitments and Contingencies (continued)

Derivative Commitments

Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2012, is $394. Of this $394 the legal entities have posted collateral of $410 in the normal course of business. Based on derivative market values as of March 31, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $12 to be posted as collateral. Based on derivative market values as of March 31, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted totaling a notional amount of $4.7 billion with a corresponding fair value of $77 as of March 31, 2012. The counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of March 31, 2012, these counterparties would owe the Company the derivatives fair value of $77. The counterparties have not exercised this termination right and the Company has re-negotiated the rating triggers with one counterparty and is in the process of re-negotiating the rating triggers with the other counterparties.

9. Stock Compensation Plans

The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense of $13 and $7 for the three months ended March 31, 2012 and 2011, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $5 and $2 for the three months ended March 31, 2012 and 2011, respectively. The Company did not capitalize any cost of stock-based compensation.

10. Transactions with Affiliates

Parent Company Transactions

Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of March 31, 2012 and December 31, 2011, the Company had $54 of reserves for claim annuities purchased by affiliated entities. For the three months ended March 31, 2012 and 2011, the Company recorded earned premiums of $12 and $3 for these intercompany claim annuities. In the fourth quarter of 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.

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

In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of March 31, 2012 and December 31, 2011, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Transactions with Affiliates (continued)

Reinsurance Assumed from Affiliates

Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK, a wholly owned Japanese subsidiary of Hartford Life, Inc., subsequently reinsured in-force and prospective MVA annuities to the Company effective September 1, 2004. As of March 31, 2012 and December 31, 2011, $2.4 billion and $2.6 billion, respectively, of the account value had been assumed by the Company.

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

HLAI entered into three additional reinsurance agreements with HLIKK under which HLIKK agreed to cede and HLAI agreed to reinsure certain variable annuity contracts. Effective September 30, 2007, HLAI assumed in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain variable annuity business. Effective February 29, 2008, HLAI assumed in-force and prospective GMIB and GMDB riders issued on or after February 1, 2008 by HLIKK on certain variable annuity business. Effective October 1, 2008, HLAI assumed in-force and prospective GMDB riders issued on or after April 1, 2005 by HLIKK on certain variable annuity business. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserve which is not reported at fair value. The liability for the assumed GMDB reinsurance was $43 and $50 and the net amount at risk for the assumed GMDB reinsurance was $3.4 billion and $5.0 billion at March 31, 2012 and December 31, 2011, respectively.

While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $2.4 billion and $3.2 billion at March 31, 2012 and December 31, 2011, respectively.

Effective November 1, 2010, HLAI entered into a reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly owned UK subsidiary of HLAI. Through this agreement, HLL agreed to cede, and HLAI agreed to reinsure, GMDB and GMWB risks issued by HLL on its variable annuity business. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $5 and $5 and the net amount at risk for the assumed GMDB reinsurance was $52 and $80 at March 31, 2012 and December 31, 2011, respectively.

While the form of the agreements between HLAI and HLIKK, and HLAI and HLL for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability was $35 and $37 at March 31, 2012 and December 31, 2011, respectively.

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

For the three months ended March 31, 2012 the impact of this transaction was an increase to earnings of $108 after-tax. Included in this amount are net realized capital losses of $1.1 billion, which represents the change in valuation of the derivative associated with this transaction. In addition, the balance sheet of the Company reflects a modco reinsurance (payable)/recoverable, a deposit liability as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $(1.5) billion, $221, $1.6 billion and $(2.9) billion, $0, $2.6 billion at March 31, 2012 and December 31, 2011, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Transactions with Affiliates (continued)

The following table illustrates the transaction’s impact on the Company’s Statement of Operations as of March 31, 2012 and 2011, respectively.

	Three Months Ended
	March 31,
	2012	2011
Earned premiums	$(18)	16
Net realized losses	(1,094)	(561)

Total revenues	(1,112)	(545)
Benefits, losses and loss adjustment expenses	(15)	13
Insurance operating costs and other expenses	(1,263)	(467)

Total expenses	(1,278)	(454)
Income (loss) before income taxes	166	(91)
Income tax expense (benefit)	58	(32)

Net income (loss)	$108	$(59)

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

11. Goodwill

The carrying value of goodwill allocated to reporting units as of March 31, 2012 and December 31, 2011 is as follows:

	Gross	Accumulated Impairments	Carrying Value
Individual Life	$224	$—	$224
Retirement Plans	87	—	87
Mutual Funds	159	—	159

Total Goodwill	$470	$—	$470

During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed an interim impairment test during the first quarter of 2012 for these two reporting units which resulted in no impairment of goodwill. Both reporting units passed the first step of the interim goodwill impairment test.

Due to the announced plan to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units, the Company will continue to monitor the impact to fair value from certain assumptions such as product sales and lapse rates which may be more sensitive following the announcement and from information developed through the effort to market the reporting units.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of March 31, 2012, and its results of operations for the three months ended March 31, 2012 compared to the equivalent 2011 period. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2011 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.

On January 1, 2012, the Company retrospectively adopted Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which clarifies the definition of policy acquisition costs that are eligible for deferral. Previously reported financial information has been revised to reflect the effect of the Company’s adoption of this accounting standard. For further information regarding the effect of adoption of this accounting standard, see Note 1 and Note 6 of the Notes to Condensed Consolidated Financial Statements.

The Company meets the conditions specified in General Instruction H(1) of Form 10-Q and is filing this Form with the reduced disclosure format permitted for wholly-owned subsidiaries of reporting entities. The Company has omitted, from this Form 10-Q, certain information in Part I Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations. The Company has included, under Item 2, Consolidated Results of Operations to explain any material changes in revenue and expense items for the periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
Operating Summary	2012	2011	Change
Fee income and other	$912	$977	(7%)
Earned premiums	43	66	(35%)
Net investment income
Securities available-for-sale and other	645	660	(2%)
Equity securities, trading [1]	107	24	NM

Total net investment income	752	684	10%
Net realized capital losses	(1,232)	(546)	(126%)

Total revenues	475	1,181	(60%)
Benefits, losses and loss adjustment expenses	701	728	(4%)
Benefits, losses and loss adjustment expenses – returns credited on international unit – linked bonds and pension products [1]	105	23	NM
Amortization of deferred policy acquisition costs and present value of future profits	80	82	(2%)
Insurance operating costs and other expenses	(771)	55	NM
Dividends to policyholders	5	2	150%

Total benefits, losses and expenses	120	890	(87%)
Income before income taxes	355	291	22%
Income tax expense	67	57	18%

Net income	288	234	23%
Net income (loss) attributable to the noncontrolling interest	(1)	1	NM

Net income attributable to Hartford Life Insurance Company	$289	$233	24%

[1]	Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting international unit – linked bonds and pension products business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net income increased for the three months ended March 31, 2012 as a result of a decrease in insurance operating costs and other expense and gains from the affiliate modco reinsurance agreement compared to losses in the prior year, offset by increased net realized capital losses.

The affiliate modco reinsurance agreement increased earnings by $167 for the three months ended March 31, 2012 compared to 2011 for a net income of $108. The most significant fluctuations of the modco agreement were net realized capital losses and insurance operating costs and other expenses, which are primarily due to changes in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 10 of the Notes to Condensed Consolidated Financial Statements.

The Company recorded an Unlock benefit of $46, after-tax, for the first quarter of 2012 compared to an Unlock benefit of $21, after-tax, for the first quarter of 2011. The benefits recorded in 2012 and 2011were attributable to actual separate account returns being above our aggregated estimated return. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

Net realized gains, excluding the impacts of the modco reinsurance agreement decreased by $153 for the three months ended March 31, 2012 compared to 2011 to a net realized loss of $138. For further discussion on the Net realized gains, see Net Realized Capital Gains (Losses) within the MD&A.

For the three months ended March 31, 2012, income tax expense includes a $32 income tax benefit related to permanent differences for the separate account DRD. Income tax expense for the three months ended March 31, 2012 also includes an income tax benefit of $19 representing the release of the foreign deferred tax asset valuation allowance due utilization of foreign net operating losses. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2011 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for March 31, 2012 results.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts

Estimated gross profits (“EGPs”) are used in the amortization of the Company’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 1 and Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information on DAC. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on SIA. EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on death and other insurance benefit feature reserves.

The after-tax (charge) benefit to net income (loss) by asset and liability as a result of the Unlock for the three months ended March 31, 2012 and 2011 were:

For the three months ended March 31, 2012

Segment After-tax (Charge) Benefit	DAC	Death and Insurance Benefit Reserves	SIA	Total
Individual Annuity	$18	$39	$1	$58
Individual Life	(1)	(7)	—	(8)
Retirement Plans	7	—	—	7
Runoff Operations	—	(11)	—	(11)

Total	$24	$21	$1	$46

The Unlock benefit for the three months ended March 31, 2012 was driven by actual separate account returns above our aggregated estimated returns.

For the three months ended March 31, 2011

Segment After-tax (Charge) Benefit	DAC	Death and Insurance Benefit Reserves	SIA	Total
Individual Annuity	$9	$16	$—	$25
Individual Life	(1)	—	—	(1)
Retirement Plans	2	—	—	2
Runoff Operations	(4)	(1)	—	(5)

Total	$6	$15	$—	$21

The Unlock benefit for the three months ended March 31, 2011 was driven by actual separate account returns above our aggregated estimated returns.

An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of March 31, 2012, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 20%, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

The Company expects to complete a comprehensive non-market related policyholder behavior assumption study in the third quarter of 2012 and incorporate the results of the study into its projections of future gross profits. All assumptions changes are considered an Unlock in the period of revision.

Goodwill Impairment

The carrying value of goodwill allocated to reporting units as of March 31, 2012 and December 31, 2011 is as follows:

Individual Life	$224
Retirement Plans	87
Mutual Funds	159

Total	$470

During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed an interim impairment test during the first quarter of 2012 for these two reporting units which resulted in no impairment of goodwill. Both reporting units passed the first step of the interim goodwill impairment test.

Due to the announced plan to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units, the Company will continue to monitor the impact to fair value from certain assumptions such as product sales and lapse rates which may be more sensitive following the announcement and from information developed through the effort to market the reporting units.

Investment Results

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2012	2011
Gross gains on sales	$162	$29
Gross losses on sales	(65)	(74)
Net OTTI losses recognized in earnings	(20)	(39)
Valuation allowances on mortgage loans	—	(2)
Japanese fixed annuity contract hedges, net [1]	(20)	(17)
Periodic net coupon settlements on credit derivatives/Japan	(5)	(4)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	185	56
U.S. macro hedge program	(189)	(84)

Total U.S. program	(4)	(28)
International program	(990)	(285)

Total results of variable annuity hedge program	(994)	(313)
GMIB/GMAB/GMWB reinsurance assumed	610	341
Coinsurance and modified coinsurance ceded reinsurance contracts	(915)	(514)
Other, net [2]	15	47

Net realized capital losses	$(1,232)	$(546)

[3]	Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).
[4]	Primarily consists of gains and losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps, and other investment gains and losses.

Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales

Net gains on sales for the three months ended March 31, 2012 were predominately from investment grade corporate securities, U.S. Treasuries and asset backed securities due to tactical repositioning of the portfolio.

Net losses on sales for the three months ended March 31, 2011 were predominately from sales of U.S. Treasuries as the Company reinvested in spread product.

Variable annuity hedge program

For the three months ended March 31, 2012, the gain on U.S. GMWB related derivatives, net, was primarily due to lower equity and interest rate volatility of $107, favorable policyholder behavior which resulted in a gain of $57, and a general increase in long-term interest rates of $37. The loss on U.S. macro hedge program for the three months ended March 31, 2012 was primarily driven by an increase in the domestic equity market and lower equity market volatility. The loss associated with the international program for the three months ended March 31, 2012 was primarily driven by depreciation of the yen in relation to the euro and the U.S. dollar, and an improvement in global and domestic equity markets.

The gain on GMWB related derivatives, net, for the three months ended March 31, 2011 was primarily due to lower implied market volatility of $39, and a general increase in long-term rates of $24. The net loss on the macro hedge program was primarily the result of weakening of the Japanese yen, higher equity market valuation and lower implied market volatility.

Other, net

Other, net gain for the three months ended March 31, 2012, was primarily due to gains of $99 related to credit derivatives driven by credit spread tightening, partially offset by losses of ($63) related to Japan 3Win foreign currency swaps primarily driven by strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

Other, net gain for the three months ended March 31, 2011 was primarily due to gains of $50 on credit derivatives due to credit spread tightening.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.

Derivative Commitments

Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2012, is $394. Of this $394 the legal entities have posted collateral of $410 in the normal course of business. Based on derivative market values as of March 31, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $12 to be posted as collateral. Based on derivative market values as of March 31, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted totaling a notional amount of $4.7 billion with a corresponding fair value of $77 as of March 31, 2012. The counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of March 31, 2012 these counterparties would owe the Company the derivatives fair value of $77. The counterparties have not exercised this termination right and the Company has re-negotiated the rating triggers with one counterparty and is in the process of re-negotiating the rating triggers with the other counterparties.

As March 31, 2012, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $4.8 billion and $204, respectively, or (2) both BBB+ and Baa1 was $13.0 billion and $385, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.4 billion and a fair value of $135, for which the Company has a contractual right to make a collateral payment in the amount of approximately $47 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded two levels or more below the current ratings by Moody’s and one or more levels by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of March 31, 2012, the gross fair value of all affected derivative contracts is $142, which would approximate the settlement value.

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

As of March 31, 2012, the Company’s cash and short-term investments of $3 billion, included $624 of collateral received from, and held on behalf of, derivative counterparties and $107 of collateral pledged to derivative counterparties. The Company also held $1.9 billion of treasury securities, of which $372 had been pledged to derivative counterparties.

Total general account contractholder obligations are supported by $62 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.

The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of March 31, 2012:

Fixed maturities	$49,544
Short-term investments	2,452
Cash	798
Less: Derivative collateral	(1,104)

Total	$51,690

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

Federal Home Loan Bank of Boston

The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based businesses or to enhance liquidity management. FHLBB membership requires the Company to own member stock and borrowings require the purchase of activity-based stock in an amount (generally between 3% and 4.5% of the principal balance) based upon the term of the outstanding advances. FHLBB stock held by the Company is classified within equity securities, available-for-sale in the Condensed Consolidated Balance Sheets.

The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.48 billion in qualifying assets to secure FHLBB advances for 2012. The amounts of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits.

Contractholder Obligations	As of March 31, 2012
Total Contractholder obligations	$209,280
Less: Separate account assets [1]	(152,390)
International statutory separate accounts [1]	(1,996)

General account contractholder obligations	$54,894

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$20,104
Fixed MVA annuities [3]	9,547
International fixed MVA annuities	2,430
Guaranteed investment contracts (“GIC”) [4]	530
Other [5]	22,283

General account contractholder obligations	$54,894

[1]	In the event customers elect to surrender separate account assets or international statutory separate accounts, the Company will use the proceeds from the sale of the assets to fund the surrender, and the Company’s liquidity position will not be impacted In many instances the Company will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing the Company’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease the Company’s obligation for payments on guaranteed living and death benefits.
[2]	Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with an MVA feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on the Company’s liquidity requirements.
[3]	Relates to annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.
[4]	GICs are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment reflects changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC serves to protect the Company from interest rate risks and limit the Company’s liquidity requirements in the event of a surrender.
[5]	Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuity individual variable annuities and Life Insurance’s variable life contracts, the general account option for Retirement Plans’ annuities and universal life contracts sold by Life Insurance may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2011 Form 10-K Annual Report.

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

The Company’s subsidiaries are permitted to pay up to a maximum of approximately $399 in dividends in 2012 without prior approval from the applicable insurance commissioner. For the three months ended March 31, 2012, the Company received no dividends from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $592 in 2012. However, because the Company’s earned surplus was negative as of December 31, 2011, the Company is not permitted to pay any dividends to its parent in 2012 without prior approval from the Connecticut Insurance Commissioner until such time as earned surplus becomes positive. For the three months ended March 31, 2012, the Company did not pay dividends to its parent company.

Cash Flows	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$1,096	$870
Net cash provided by (used for) investing activities	$(1,267)	$(336)
Net cash used for financing activities	$(214)	$(277)
Cash – end of period	$798	$787

Net cash provided by operating activities increased due to settlements of a modified coinsurance agreement, as well as an increase in income taxes received of $307 in 2012, as compared to $236 in 2011.

Net cash used for investing activities in 2012 primarily relates to net payments on derivatives of $1.7 billion and net purchases of mortgage loans of $427, partially offset by net proceeds of available-for-sale securities of $1.0 billion. Net cash used for investing activities in 2011 primarily relates to net purchases of fixed maturities, fair value option, of $531, net payments on derivatives of $388 and net purchases of mortgage loans of $180, partially offset by net proceeds from available-for-sale securities of $762.

Net cash used for financing activities in 2012 relates to net outflows on investment and universal life-type contracts of $210 and repayments of consumer notes of $4. Net cash used for financing activities in 2011 relates to net outflows on investment and universal life-type contracts of $277.

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

On March 21, 2012, A.M. Best affirmed the financial strength and issuer credit ratings of the Company and placed the outlook under review with negative implications.

On March 21, 2012, Fitch Ratings affirmed all debt and insurer financial strength ratings for the Company and maintained its stable rating outlook.

On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on most of the life insurance subsidiaries. Hartford Life and Accident Insurance Company and the Company were downgraded to A- with stable outlook. Hartford Life and Annuity Insurance Company was downgraded to BBB+ with negative outlook. Hartford Life, Inc. debt was downgraded to BBB-.

On March 21, 2012, Moody’s Investors Service affirmed the credit ratings of the Company and changed the outlook on Hartford Life & Annuity Insurance Company (insurance financial strength at A3) to negative from stable. The outlook on the Company’s other life subsidiaries remains stable.

The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 26, 2012:

	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Insurance Financial Strength Ratings
Hartford Life Insurance Company	A	A-	A-	A3
Hartford Life and Annuity Insurance Company	A	A-	BBB+	A3

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

Statutory Surplus

The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $5.7 billion as of March 31, 2012 and $5.9 billion as of December 31, 2011, respectively. The statutory surplus amount as of December 31, 2011 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2012, is an estimate, as the 2012 statutory filings have not yet been made.

IMPACT OF NEW ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to the Consolidated Financial Statements included in the Company’s 2011 Form 10-K Annual Report and Note 1 of Notes to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Capital Markets Risk Management section of Management’s Discussion and Analysis for a discussion of the Company’s market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2012.

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

The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matter described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products and structured settlements. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.

Apart from the inherent difficulty of predicting litigation outcomes, the matter specifically identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel and complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages. The Company has not yet answered the complaint or asserted its defenses, and fact discovery has not yet begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.

Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”) received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO disputes the allegations and has filed a partial motion to dismiss.

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

The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The actions announced by The Hartford on March 21, 2012, and related implementation plans and objectives, involve a number of challenges, uncertainties and risks that may prevent the Company and The Hartford from implementing any such action or initiative as currently contemplated or at all, or, if concluded, from achieving some or all of the anticipated benefits from such announced actions.

The actions announced by The Hartford on March 21, 2012 are subject to challenges, uncertainties and risks, including, among others, that The Hartford may be unable to sell the Individual Life, Woodbury Financial Services and Retirement Plans businesses at an appropriate price or at all or find strategic alternatives to their sale. On April 26, 2012 the Company announced that it had entered into an agreement to sell its individual annuity new business capabilities to a third party and, effective May 1, 2012, reinsure all new annuity policies issued by the Company to such third party for a limited period of time. No assurance can be given that the carrying value of any such business may not be impaired at some future time. All these announced actions may be subject to significant execution risks, costs and delays, and estimated charges may be subject, depending on subsequent events, to upward adjustments. The Company and The Hartford may not achieve all of the benefits they expect to derive from the actions announced, including in respect of enhanced shareholder value.

The Hartford’s announcement and related implementation plans and objectives could also adversely affect not only the businesses with respect to which The Hartford has announced its intention to sell or execute other strategic alternatives, but also on its ongoing businesses. These adverse effects may include loss of customers, surrenders, withdrawals, contract terminations or other adverse impacts on the Company’s relationships with its business partners and other stakeholders. Further, the Company may not be able to retain employees that are necessary to the success of its implementation plans and objectives. As a consequence, the matters described above may adversely affect the Company’s business, financial condition, results of operations or liquidity.

Downgrades in our financial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

On March 21, 2012, Standard & Poor’s Financial Services LLC downgraded Hartford Life Insurance Company one notch to A- (stable outlook) and Hartford Life and Annuity Insurance Company two notches to BBB+ (negative outlook). In addition, Moody’s Investors Services, Inc. changed the outlook on Hartford Life and Annuity Insurance Company to negative and A.M. Best placed the Company’s life subsidiaries under review with negative implications. These ratings actions triggered counterparty termination and collateral call rights in a limited number of the Company’s derivative agreements. To date, no counterparties have terminated derivative relationships and we do not anticipate any material collateral calls as a result of these ratings actions.

The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), could have a material adverse impact on our business, financial condition, results of operations and liquidity.

Regulatory developments relating to the recent financial crisis may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, The Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the New York Stock Exchange and the Financial Industry Regulatory Authority, Inc. (“FINRA”) are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.

The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. The Dodd-Frank Act may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.

Certain provisions of the Dodd-Frank Act will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program. Other provisions in the Dodd-Frank Act that may impact us include: a new “Federal Insurance Office” within Treasury; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; possible prohibition of certain asset-backed securities transactions that could adversely impact our ability to offer insurance-linked securities; and enhancements to corporate governance, especially regarding risk management.

In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC published a final rule setting forth the process they propose to follow when designating systemically important nonbank financial companies in April 2012, but has not yet indicated when the FSOC will begin designating systemically important nonbank financial companies. Based on its most current financial data, The Hartford does not meet the initial quantitative metrics that will be used to determine which nonbank companies merit consideration. The FSOC has indicated it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review.

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

Many of the products that the Company currently sells benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company sells life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders’ beneficiaries. We also sold annuity contracts that allowed policyholders to defer the recognition of taxable income earned within the contract. Other products that the Company sells or previously sold also enjoy similar, as well as other, types of tax advantages. The Company also benefits from certain tax items, including but not limited to, tax-exempt bond interest, dividends received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.

Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. For example, on February 13, 2012, the Obama Administration released its “FY 2013, Budget of the United States Government” that includes among many other proposals, a proposal which, if enacted, would adversely affect the amount of the dividends received deduction the Company currently enjoys. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company and/or its policyholders and not “grandfathering” the current tax treatment of existing life and annuity products. This could occur in the context of deficit reduction or other tax reform. The effects of any such changes could have a material adverse effect on our profitability and financial condition, and could result in lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.

Item 6. EXHIBITS

See Exhibits Index on page 60.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Beth A. Bombara
Beth A. Bombara
Chief Accounting Officer
May 2, 2012

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

EXHIBITS INDEX

Exhibit #

12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of David N. Levenson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of David G. Bedard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of David N. Levenson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of David G. Bedard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

[1]	Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.