Form 10-Q
period 2012-06-30
HARTFORD LIFE INSURANCE CO
filed 2012-08-01
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

((Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

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
As of July 26, 2012, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2011 Form 10-K Annual Report; Part II, Item 1A, Risk Factors in the Company's Form 10-Q for the quarter ended March 31, 2012, as well as in Part II, Item 1A, Risk Factors of this Form 10-Q. These important risks and uncertainties include:

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and changes in stockholder's equity, and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2012, (May 29, 2012, as to the effects of the retrospective adjustment for the adoption of Accounting Standards Update (“ASU”) No. 2010-26 Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts) (which report includes an explanatory paragraph relating to the Company's change in its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, and for other-than-temporary impairments as required by accounting guidance adopted in 2009), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 1, 2012

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	As currently reported (see Note 1) 2011	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Revenues
Fee income and other	$890	$977	$1,802	$1,954
Earned premiums	25	54	68	120
Net investment income:
Securities available-for-sale and other	660	665	1,305	1,325
Equity securities, trading	(26)	20	81	44
Total net investment income	634	685	1,386	1,369
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(52)	(18)	(78)	(107)
OTTI losses recognized in other comprehensive income	8	7	14	57
Net OTTI losses recognized in earnings	(44)	(11)	(64)	(50)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	738	67	(474)	(440)
Total net realized capital gains (losses)	694	56	(538)	(490)
Total revenues	2,243	1,772	2,718	2,953
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	735	748	1,436	1,476
Benefits, loss and loss adjustment expenses – returns credited on international unit-linked bonds and pension products	(25)	20	80	43
Amortization of deferred policy acquisition costs and present value of future profits	91	126	171	208
Insurance operating costs and other expenses	1,338	614	567	669
Dividends to policyholders	6	3	11	5
Total benefits, losses and expenses	2,145	1,511	2,265	2,401
Income before income taxes	98	261	453	552
Income tax expense (benefit)	11	(59)	78	(2)
Net income	87	320	375	554
Net income (loss) attributable to noncontrolling interest	—	1	(1)	2
Net income attributable to Hartford Life Insurance Company	$87	$319	$376	$552
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	As currently reported (see Note 1) 2011	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Comprehensive Income
Net income	$87	$320	$375	$554
Other comprehensive income (loss):
Change in net unrealized gain/loss on securities	477	203	544	421
Change in net gain/loss on cash-flow hedging instruments	38	51	(2)	(5)
Change in foreign currency translation adjustments	(8)	2	6	15
Total other comprehensive income	507	256	548	431
Total comprehensive income	594	576	923	985
Less: Comprehensive income attributable to noncontrolling interest	—	1	(1)	2
Total comprehensive income attributable to Hartford Life Insurance Company	$594	$575	$924	$983
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	June 30, 2012	As currently reported (see Note 1) December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $47,284 and $46,236) (includes variable interest entity assets, at fair value, of $236 and $153)	$49,758	$47,778
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $338, as of June 30, 2012 and December 31, 2011)	1,154	1,317
Equity securities, trading, at fair value (cost of $1,736 and $1,860)	1,902	1,967
Equity securities, available-for-sale, at fair value (cost of $368 and $443)	339	398
Mortgage loans (net of allowance for loan losses of $22 and $23)	5,058	4,182
Policy loans, at outstanding balance	1,908	1,952
Limited partnerships, and other alternative investments (includes variable entity assets of $7, as of June 30, 2012 and December 31, 2011)	1,400	1,376
Other investments	906	1,974
Short-term investments (includes variable interest entity assets, at fair value, of $11, as of June 30, 2012)	2,644	3,882
Total investments	65,069	64,826
Cash	1,200	1,183
Premiums receivable and agents’ balances	68	64
Reinsurance recoverable	4,580	5,006
Deferred policy acquisition costs and present value of future profits	3,345	3,448
Deferred income taxes, net	1,592	2,006
Goodwill	470	470
Other assets	1,816	925
Separate account assets	144,650	143,859
Total assets	$222,790	$221,787
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,838	$11,831
Other policyholder funds and benefits payable	43,285	45,016
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	1,861	1,929
Consumer notes	254	314
Other liabilities (including variable interest entity liabilities of $461 and $477)	11,063	9,927
Separate account liabilities	144,650	143,859
Total liabilities	212,951	212,876
Commitments and Contingencies (Note 8)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	8,275	8,271
Accumulated other comprehensive income, net of tax	1,501	953
Retained earnings (accumulated deficit)	57	(319)
Total stockholder’s equity	9,839	8,911
Total liabilities and stockholder’s equity	$222,790	$221,787

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Stockholder’s Equity
	(Unaudited)
Six Months Ended June 30, 2012
Balance, at beginning of period	$6	$8,271	$953	$(319)	$—	$8,911
Capital contributions from parent		4				4
Dividends declared				—		—
Net income (loss)				376	(1)	375
Change in non-controlling interest ownership					1	1
Total other comprehensive income			548			548
Balance, at end of period	$6	$8,275	$1,501	$57	$—	$9,839
Six Months Ended June 30, 2011
Balance, at beginning of period as currently reported (see Note 1)	$6	$8,265	$(322)	$(562)	$—	$7,387
Capital contributions from parent		1				1
Dividends declared				(1)		(1)
Net income				552	2	554
Change in non-controlling interest ownership					(2)	(2)
Total other comprehensive income			431			431
Balance, at end of period as currently reported (see Note 1)	$6	$8,266	$109	$(11)	$—	$8,370
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Operating Activities
Net income	$375	$554
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	171	208
Additions to deferred policy acquisition costs and present value of future profits	(178)	(176)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	29	53
Reinsurance recoverables	(18)	(39)
Receivables and other assets	30	(33)
Payables and accruals	(282)	269
Accrued and deferred income taxes	336	128
Net realized capital losses	538	490
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	(68)	(66)
Net decrease in equity securities, trading	65	52
Depreciation and amortization	94	93
Other, net	(218)	(195)
Net cash provided by operating activities	874	1,338
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	15,386	9,760
Fixed maturities, fair value option	153	1
Equity securities, available-for-sale	64	89
Mortgage loans	61	191
Partnerships	47	49
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(15,256)	(9,228)
Fixed maturities, fair value option	—	(531)
Equity securities, available-for-sale	(26)	(175)
Mortgage loans	(939)	(708)
Partnerships	(343)	(64)
Proceeds from business sold	—	—
Derivatives, net	(656)	(226)
Change in policy loans, net	44	(7)
Change in all other, net	(3)	—
Net cash used for investing activities	(1,468)	(849)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	6,031	5,617
Withdrawals and other deductions from investment and universal life-type contracts	(11,979)	(12,148)
Net transfers from separate accounts related to investment and universal life-type contracts	5,059	6,136
Net increase in securities loaned or sold under agreements to repurchase	1,560	—
Net repayments at maturity or settlement of consumer notes	(60)	(14)
Net cash provided by (used for) financing activities	611	(409)
Foreign exchange rate effect on cash	—	(12)
Net increase in cash	17	68
Cash — beginning of period	1,183	531
Cash — end of period	$1,200	$599
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(265)	$(136)
Noncash capital contributions received	4	1

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
On March 21, 2012, The Hartford announced the completion of an evaluation of its businesses and strategy evaluation. As a result of this review, The Hartford announced that it will focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its existing Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, an indirect wholly-owned subsidiary of The Hartford.
On April 26, 2012, The Hartford announced that it had entered into an agreement to sell its U.S. individual annuity new business capabilities to a third party. A purchase and sale agreement was entered into with Forethought Financial Group in mid-June 2012 and the anticipated transaction closing date is in late 2012 or early 2013. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.
On July 31, 2012, The Hartford entered into an agreement to sell Woodbury Financial Services to a third party. The transaction is expected to close by the end of 2012, pending regulatory approval.
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
The accompanying Condensed Consolidated Financial Statements and Notes as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The effect of adoption of this accounting standard on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations is as follows:

	December 31, 2011
	As previously reported	Effect of change	As currently reported
Deferred policy acquisition costs and present value of future profits	$4,598	$(1,150)	$3,448
Deferred income taxes, net	$1,606	$400	$2,006
Retained earnings (accumulated deficit)	$555	$(874)	$(319)
Accumulated other comprehensive income, net of tax	$829	$124	$953
Total stockholder's equity	$9,661	$(750)	$8,911

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

	Three Months Ended June 30, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$157	$(31)	$126
Insurance operating costs and other expenses	$577	$37	$614
Income before income taxes	$267	$(6)	$261
Income tax expense (benefit)	$(57)	$(2)	$(59)
Net income	$324	$(4)	$320
Net income attributable to Hartford Life Insurance Company	$323	$(4)	$319

	Six Months Ended June 30, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$262	$(54)	$208
Insurance operating costs and other expenses	$596	$73	$669
Income before income taxes	$571	$(19)	$552
Income tax expense (benefit)	$8	$(10)	$(2)
Net income	$563	$(9)	$554
Net income attributable to Hartford Life Insurance Company	$561	$(9)	$552
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Income Taxes
In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. On a quarterly basis, the estimated effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecast at the beginning of the fiscal year and each interim period thereafter.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Tax expense at the U.S. federal statutory rate	$34	$91	$159	$193
Dividends-received deduction	(29)	(88)	(61)	(125)
Foreign related investments	(3)	(5)	(6)	(10)
Valuation allowance	6	(58)	(13)	(60)
Other	3	1	(1)	—
Income tax expense (benefit)	$11	$(59)	$78	$(2)
The current year separate account dividends-received deduction (“DRD”) is estimated based on information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company evaluates its DRD computations on a quarterly basis.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance, which related predominantly to foreign net operating losses, was $65 as of June 30, 2012 and $78 as of December 31, 2011. In evaluating the need for a valuation allowance, management considers many factors, including: future taxable temporary differences reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, and other tax planning strategies.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Segment Information
The Company has five reporting segments: Individual Annuity, Individual Life, Retirement Plans, Mutual Funds and Runoff Operations, as well as an Other category. The following table presents net income (loss) for each reporting segment, as well as the Other category.

	Three Months Ended June 30,		Six Months Ended June 30,

Net income (loss)	2012	2011	2012	2011
Individual Annuity	$(74)	$127	$238	$278
Individual Life	30	43	42	58
Retirement Plans	(2)	27	16	32
Mutual Funds	18	27	38	54
Runoff Operations	112	80	31	110
Other	3	15	11	20
Net income attributable to HLIC	$87	$319	$376	$552
 The following table presents revenues by product line for each reporting segment, as well as the Other category.

	Three Months Ended June 30,		Six Months Ended June 30,

Revenues	2012	2011	2012	2011
Earned premiums, fees, and other considerations
Individual Annuity
Variable annuity	$332	$422	$681	$860
Fixed / MVA and other annuity	4	7	23	11
Total Individual Annuity	336	429	704	871
Individual Life
Variable life	85	92	172	182
Universal life	114	101	235	201
Term / Other life	9	8	18	17
Total Individual Life	208	201	425	400
Retirement Plans
401(k)	81	88	165	172
Government plans	13	13	25	26
Total Retirement Plans	94	101	190	198
Mutual Funds
Non-Proprietary	115	139	233	282
Proprietary	14	15	29	30
Total Mutual Funds	129	154	262	312
Runoff Operations	57	55	109	110
Other	91	91	180	183
Total earned premiums, fees, and other considerations	915	1,031	1,870	2,074
Net investment income	634	685	1,386	1,369
Net realized capital gains (losses)	694	56	(538)	(490)
Total revenues	$2,243	$1,772	$2,718	$2,953

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. For the three and six months ended June 30, 2012, transfers of $622 and $648, respectively, from Level 1 to Level 2 occurred, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. No transfers from Level 2 to 1 occurred during the three and six months ended June 30, 2012. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities (“ABS”)	$1,920	$—	$1,651	$269
Collateralized debt obligations ("CDOs")	2,162	—	1,477	685
Commercial mortgage-backed securities ("CMBS")	3,889	—	3,279	610
Corporate	29,970	—	28,749	1,221
Foreign government/government agencies	1,569	—	1,527	42
States, municipalities and political subdivisions (“Municipal”)	1,967	—	1,461	506
Residential mortgage-backed securities ("RMBS")	4,690	—	3,655	1,035
U.S. Treasuries	3,591	600	2,991	—
Total fixed maturities	49,758	600	44,790	4,368
Fixed maturities, FVO	1,154	—	672	482
Equity securities, trading	1,902	1,902	—	—
Equity securities, AFS	339	194	88	57
Derivative assets
Credit derivatives	(7)	—	(19)	12
Equity derivatives	26	—	—	26
Foreign exchange derivatives	283	—	283	—
Interest rate derivatives	151	—	87	64
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	213	—	11	202
U.S. macro hedge program	70	—	—	70
International program hedging instruments	169	—	185	(16)
Total derivative assets [1]	905	—	547	358
Short-term investments	2,644	221	2,423	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	2,662	—	—	2,662
Separate account assets [2]	141,099	102,597	37,167	1,335
Total assets accounted for at fair value on a recurring basis	$200,463	$105,514	$85,687	$9,262
Percentage of level to total	100%	53%	43%	5%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(5,143)	$—	$—	$(5,143)
Equity linked notes	(10)	—	—	(10)
Total other policyholder funds and benefits payable	(5,153)	—	—	(5,153)
Derivative liabilities
Credit derivatives	(425)	—	(25)	(400)
Equity derivatives	17	—	—	17
Foreign exchange derivatives	219	—	219	—
Interest rate derivatives	(427)	—	(272)	(155)
U.S. GMWB hedging instruments	597	—	43	554
U.S. macro hedge program	110	—	—	110
International program hedging instruments	35	—	74	(39)
Total derivative liabilities [3]	126	—	39	87
Other liabilities	(29)	—	—	(29)
Consumer notes [4]	(4)	—	—	(4)
Total liabilities accounted for at fair value on a recurring basis	$(5,060)	$—	$39	$(5,099)

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

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At June 30, 2012 and December 31, 2011, $266 and $1.4 billion, respectively, was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	As of June 30, 2012 and December 31, 2011, excludes approximately $3.6 billion and $4.0 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2012 and December 31, 2011, 99% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The Company performs various controls on derivative valuations which includes both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. There is a monthly analysis to identify market value changes greater than predefined thresholds, stale prices, missing prices and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives, as well as for all new deals during the month. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:
Level 2The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets.
•ABS, CDOs, CMBS and RMBS – Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for ABS and RMBS, estimated prepayment rates.

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies—Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading – Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by below-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above; but also include equity and interest rate volatility and swap yield curves beyond observable limits.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Level 4
3. Fair Value Measurements (continued)
Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value.

	As of June 30, 2012
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$610	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	300bps	3,136bps	1,073bps	Decrease
Corporate [3]	542	Discounted cash flows	Spread	90bps	790bps	352bps	Decrease
Municipal	506	Discounted cash flows	Spread	88bps	496bps	246bps	Decrease
RMBS	1,035	Discounted cash flows	Spread	54bps	1,900bps	648bps	Decrease
			Constant prepayment rate	—%	12.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	28.0%	8.0%	Decrease
			Loss severity	45.0%	100.0%	78.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

	As of June 30, 2012
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$43	Option model	Equity volatility	14%	25%	Increase
Interest rate derivative
Interest rate swaps	(91)	Discounted cash flows	Swap curve beyond 30 years	2.5%	2.5%	Increase
U.S. GMWB hedging instruments
Equity options	428	Option model	Equity volatility	25%	34%	Increase
Customized swaps	328	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	180	Option model	Equity volatility	23%	33%	Increase
International hedging program
Equity options	(32)	Option model	Equity volatility	20%	26%	Increase
Short interest rate swaptions	(23)	Option model	Interest rate volatility	27%	40%	Decrease

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, June 30, 2012, no significant adjustments were made by the Company to broker prices received.
Product Derivatives
The Company currently offers and subsequently reinsures certain variable annuity products with GMWB riders in the U.S., and formerly offered GMWBs in the U.K. The Company has also assumed, through reinsurance from Hartford Life Insurance KK (“HLIKK”), a Japanese affiliate of the Company, guaranteed minimum income benefit (‘GMIB”), GMWB and guaranteed minimum accumulation benefit (“GMAB”) riders. The Company has subsequently ceded certain GMWB rider liabilities and the assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Condensed Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the three and six months ended June 30, 2012, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $(81) and $206, respectively. For the three and six months ended June 30, 2011, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $22 and $122, respectively. As of June 30, 2012 and December 31, 2011 the behavior risk margin was $90 and $103, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder behavior assumption updates for the three and six months ended June 30, 2012 and 2011.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $(1) and $5 for the three months ended June 30, 2012 and 2011, respectively, and $2 and $8 for the six months ended June 30, 2012 and 2011.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Fair Value Measurements (continued)

	Unobservable Inputs
Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization[2]	20%	100%	Increase
Withdrawal Rates [2]	—%	8%	Increase
Annuitization utilization [3]	—%	100%	Increase
Lapse Rates [4]	—%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	10%	50%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Ranges represent assumed cumulative percentages of policyholders taking withdrawals and the annual amounts withdrawn.

[3]	For reinsurance associated with Japan GMIB, range represents assumed cumulative percentages of policyholders annuitizing variable annuity contracts.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ending June 30, 2012, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of March 31, 2012	$259	$685	$620	$1,348	$42	$521	$975	$4,450	$497
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1)	(3)	(19)	—	—	—	9	(14)	(6)
Included in OCI [3]	22	12	22	(24)	1	30	19	82	—
Purchases	12	—	1	20	—	23	151	207	—
Settlements	(2)	(9)	(23)	(19)	(1)	—	(31)	(85)	—
Sales	(3)	—	(34)	(1)	—	(60)	(88)	(186)	(9)
Transfers into Level 3 [4]	—	—	107	120	—	—	—	227	—
Transfers out of Level 3 [4]	(18)	—	(64)	(223)	—	(8)	—	(313)	—
Fair value as of June 30, 2012	$269	$685	$610	$1,221	$42	$506	$1,035	$4,368	$482
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(1)	$(3)	$—	$—	$—	$—	$—	$(4)	$21

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2012	$58	$(415)	$32	$(92)	$594	$173	$(57)	$235
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	4	27	2	1	139	7	33	209
Included in OCI [3]	(2)	—	—	—	—	—	—	—
Purchases	6	—	9	—	23	—	(31)	1
Settlements	—	—	—	—	—	—	—	—
Sales	(9)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—	—
Fair value as of June 30, 2012	$57	$(388)	$43	$(91)	$756	$180	$(55)	$445
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$4	$27	$2	$1	$139	$7	$29	$205

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of March 31, 2012	$1,938	$1,346
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	545	16
Included in OCI [3]	73	—
Purchases	—	24
Settlements	106	—
Sales	—	(58)
Transfers into Level 3 [4]	—	14
Transfers out of Level 3 [4]	—	(7)
Fair value as of June 30, 2012	$2,662	$1,335
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$545	$4

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of March 31, 2012	$(4,145)	$(10)	$(4,155)	$(21)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(849)	—	(849)	(8)	—
Included in OCI [3]	(81)	—	(81)	—	—
Settlements	(68)	—	(68)	—	—
Fair value as of June 30, 2012	$(5,143)	$(10)	$(5,153)	$(29)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(849)	$—	$(849)	$(8)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the six months ending June 30, 2012, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2012	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1)	(2)	(23)	(3)	—	—	11	(18)	21
Included in OCI [3]	31	61	40	(15)	1	18	48	184	—
Purchases	12	—	11	126	6	174	212	541	—
Settlements	(36)	(18)	(44)	(38)	(2)	—	(59)	(197)	—
Sales	(12)	(1)	(34)	(33)	—	(60)	(110)	(250)	(23)
Transfers into Level 3 [4]	—	317	387	259	—	—	—	963	—
Transfers out of Level 3 [4]	(42)	—	(75)	(572)	—	(8)	—	(697)	—
Fair value as of June 30, 2012	$269	$685	$610	$1,221	$42	$506	$1,035	$4,368	$482
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(1)	$(3)	$—	$—	$—	$—	$(3)	$(7)	$35

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	4	104	(12)	—	(173)	(177)	15	(243)
Included in OCI [3]	(2)	—	—	—	—	—	—	—
Purchases	8	—	35	—	23	—	(79)	(21)
Settlements	—	(3)	(16)	—	—	—	36	17
Sales	(9)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	23	—	8	31
Fair value as of June 30, 2012	$57	$(388)	$43	$(91)	$756	$180	$(55)	$445
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$4	$97	$(1)	$—	$(173)	$(176)	$14	$(239)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2012	$3,073	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(513)	33
Included in OCI [3]	(90)	—
Purchases	—	239
Settlements	192	—
Sales	—	(401)
Transfers into Level 3 [4]	—	454
Transfers out of Level 3 [4]	—	(21)
Fair value as of June 30, 2012	$2,662	$1,335
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(513)	$10

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(5,776)	$(9)	$(5,785)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	671	(1)	670	—	—
Included in OCI [3]	102	—	102	(20)	—
Settlements	(140)	—	(140)	—	—
Fair value as of June 30, 2012	$(5,143)	$(10)	$(5,153)	$(29)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$671	$(1)	$670	$(20)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the three months ending June 30, 2011, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2011	$395	$1,957	$525	$1,436	$44	$258	$985	$5,600	$566
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1)	—	18	(4)	—	—	—	13	(23)
Included in OCI [3]	18	7	38	15	—	8	(18)	68	—
Purchases	—	—	—	30	—	—	25	55	—
Settlements	(5)	(33)	(20)	(24)	(1)	—	(26)	(109)	(1)
Sales	(2)	(54)	(182)	(44)	—	—	—	(282)	—
Transfers into Level 3 [4]	19	—	55	65	—	—	7	146	—
Transfers out of Level 3 [4]	(20)	—	—	(17)	(4)	—	—	(41)	—
Fair value as of June 30, 2011	$404	$1,877	$434	$1,457	$39	$266	$973	$5,450	$542
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(1)	$—	$18	$(4)	$—	$—	$—	$13	$(23)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2011	$48	$(339)	$5	$(55)	$488	$123	$2	$224
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(15)	1	—	60	(17)	(1)	28
Included in OCI [3]	2	—	—	—	—	—	—	—
Purchases	22	—	—	—	—	180	5	185
Settlements	—	(2)	—	—	—	(35)	—	(37)
Sales	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(4)	—	—	—	—	—	—	—
Fair value as of June 30, 2011	$68	$(356)	$6	$(55)	$548	$251	$6	$400
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$—	$(16)	$1	$—	$52	$—	$(3)	$34

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of March 31, 2011	$1,486	$1,207
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	22	5
Included in OCI [3]	49	—
Purchases	—	(94)
Settlements	111	—
Sales	—	(22)
Transfers into Level 3 [4]	—	3
Transfers out of Level 3 [4]	—	(31)
Fair value as of June 30, 2011	$1,668	$1,068
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$22	$4

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of March 31, 2011	$(3,573)	$(10)	$(3,583)	$(51)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(87)	—	(87)	7	1
Included in OCI [3]	(57)	—	(57)	—	—
Settlements	(66)	—	(66)	—	—
Fair value as of June 30, 2011	$(3,783)	$(10)	$(3,793)	$(44)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(87)	$—	$(87)	$7	$1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the six months ending June 30, 2011, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2011	$408	$1,869	$492	$1,486	$40	$258	$1,105	$5,658	$511
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(6)	(10)	12	(21)	—	—	(9)	(34)	33
Included in OCI [3]	35	105	93	15	—	8	18	274	—
Purchases	—	—	—	42	—	—	25	67	—
Settlements	(15)	(63)	(24)	(49)	(1)	—	(55)	(207)	(2)
Sales	(2)	(54)	(224)	(106)	—	—	(16)	(402)	—
Transfers into Level 3 [4]	69	30	85	216	4	—	7	411	—
Transfers out of Level 3 [4]	(85)	—	—	(126)	(4)	—	(102)	(317)	—
Fair value as of June 30, 2011	$404	$1,877	$434	$1,457	$39	$266	$973	$5,450	$542
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(6)	$(10)	$11	$(20)	$—	$—	$(9)	$(34)	$33

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2011	$47	$(344)	$4	$(53)	$600	$203	$5	$415
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(7)	(7)	2	(3)	(59)	(97)	(4)	(168)
Included in OCI [3]	2	—	—	—	—	—	—	—
Purchases	30	—	—	—	23	180	5	208
Settlements	—	(5)	—	1	(16)	(35)	—	(55)
Sales	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(4)	—	—	—	—	—	—	—
Fair value as of June 30, 2011	$68	$(356)	$6	$(55)	$548	$251	$6	$400
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(7)	$(8)	$2	$(1)	$(61)	$(80)	$(5)	$(153)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2011	$2,002	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(557)	24
Included in OCI [3]	—	—
Purchases	—	34
Settlements	223	—
Sales	—	(169)
Transfers into Level 3 [4]	—	12
Transfers out of Level 3 [4]	—	(80)
Fair value as of June 30, 2011	$1,668	$1,068
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(557)	$1

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(4,258)	$(9)	$(4,267)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	609	—	609	(7)	1
Included in OCI [3]	(2)	—	(2)	—	—
Settlements	(132)	(1)	(133)	—	—
Fair value as of June 30, 2011	$(3,783)	$(10)	$(3,793)	$(44)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$609	$—	$609	$(7)	$1

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

[6]
Includes fair value of reinsurance recoverables of approximately $2.3 billion and $1.4 billion as of June 30, 2012 and 2011, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The Company previously elected the fair value option for one of its consolidated VIEs in order to apply a consistent accounting model for the VIE's assets and liabilities. The VIE is an investment vehicle that holds high quality investments, derivative instruments that references third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The risks and rewards associated with the assets of the VIE inure to the investors. The investors have no recourse against the Company. As a result, there has been no adjustment to the market value of the notes for the Company's own credit risk.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Assets
Fixed maturities, FVO
Corporate	$(1)	$2	$—	$14
CRE CDOs	(10)	(24)	9	19
Foreign government	20	17	(29)	11
Other liabilities
Credit-linked notes	(8)	7	(20)	(7)
Total realized capital gains (losses)	$1	$2	$(40)	$37
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	June 30, 2012	December 31, 2011
Assets
Fixed maturities, FVO
ABS	$65	$65
Corporate	266	214
CRE CDOs	218	272
Foreign government	605	766
Total fixed maturities, FVO	$1,154	$1,317
Other liabilities
Credit-linked notes [1]	$29	$9

[1]	As of June 30, 2012 and December 31, 2011, the outstanding principal balance of the notes was $243 and $243, respectively.
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012			December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,908	2,100	1,952	2,099
Mortgage loans	Level 3	5,058	5,337	4,182	4,382
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	9,815	9,944	10,065	10,959
Consumer notes [2]	Level 3	250	257	310	305

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.

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

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.
4. Investments and Derivative Instruments
Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2012	2011	2012	2011
Gross gains on sales	$152	$172	$314	$201
Gross losses on sales	(97)	(59)	(162)	(133)
Net OTTI losses recognized in earnings	(44)	(11)	(64)	(50)
Valuation allowances on mortgage loans	—	27	—	25
Japanese fixed annuity contract hedges, net [1]	2	6	(18)	(11)
Periodic net coupon settlements on credit derivatives/Japan	5	—	—	(4)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	(115)	(33)	70	23
U.S. macro hedge program	6	(17)	(183)	(101)
Total U.S. program	(109)	(50)	(113)	(78)
International Program	643	5	(347)	(280)
Total results of variable annuity hedge program	534	(45)	(460)	(358)
GMIB/GMAB/GMWB reinsurance	(359)	(5)	251	336
Coinsurance and modified coinsurance reinsurance contracts	483	18	(432)	(496)
Other, net [2]	18	(47)	33	—
Net realized capital gains (losses)	$694	$56	$(538)	$(490)

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

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains (losses) in AOCI were $11 and $88, respectively, for the three and six months ended June 30, 2012 and $102 and $18 for the three and six months ended June 30, 2011, respectively. Proceeds from sales of AFS securities totaled $5.6 billion and $14.2 billion for the three and six months ended June 30, 2012, respectively, and $5.7 billion and $9.9 billion for the three and six months ended June 30, 2011, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2012	2011	2012	2011
Balance as of beginning of period	$(1,233)	$(1,579)	$(1,319)	$(1,598)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(4)	(4)	(17)	(23)
Securities previously impaired	(5)	(3)	(8)	(16)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	82	74	183	122
Securities due to an increase in expected cash flows	2	2	3	5
Balance as of end of period	$(1,158)	$(1,510)	$(1,158)	$(1,510)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$2,117	$35	$(232)	$1,920	$(3)	$2,361	$38	$(306)	$2,093	$(3)
CDOs [2]	2,357	42	(206)	2,162	(25)	2,055	15	(272)	1,798	(29)
CMBS	3,894	200	(205)	3,889	(13)	4,418	169	(318)	4,269	(19)
Corporate [2]	27,314	3,002	(346)	29,970	—	28,084	2,729	(539)	30,229	—
Foreign govt./govt. agencies	1,489	91	(11)	1,569	—	1,121	106	(3)	1,224	—
Municipal	1,841	161	(35)	1,967	—	1,504	104	(51)	1,557	—
RMBS	4,855	190	(355)	4,690	(100)	4,069	170	(416)	3,823	(97)
U.S. Treasuries	3,417	180	(6)	3,591	—	2,624	162	(1)	2,785	—
Total fixed maturities, AFS	47,284	3,901	(1,396)	49,758	(141)	46,236	3,493	(1,906)	47,778	(148)
Equity securities, AFS	368	22	(51)	339	—	443	21	(66)	398	—
Total AFS securities	$47,652	$3,923	$(1,447)	$50,097	$(141)	$46,679	$3,514	$(1,972)	$48,176	$(148)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2012 and December 31, 2011.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2012
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,580	$1,611
Over one year through five years	9,783	10,248
Over five years through ten years	8,947	9,643
Over ten years	13,751	15,595
Subtotal	34,061	37,097
Mortgage-backed and asset-backed securities	13,223	12,661
Total fixed maturities, AFS	$47,284	$49,758

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
Concentration of Credit Risk
As of June 30, 2012 and December 31, 2011, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of the Notes to Consolidated Financial Statements in the Company’s 2011 Form 10-K Annual Report.
Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$89	$88	$(1)	$985	$754	$(231)	$1,074	$842	$(232)
CDOs [1]	4	3	(1)	2,259	2,024	(205)	2,263	2,027	(206)
CMBS	271	239	(32)	1,362	1,189	(173)	1,633	1,428	(205)
Corporate	1,717	1,670	(47)	1,923	1,624	(299)	3,640	3,294	(346)
Foreign govt./govt. agencies	511	502	(9)	18	16	(2)	529	518	(11)
Municipal	327	323	(4)	160	129	(31)	487	452	(35)
RMBS	129	126	(3)	1,155	803	(352)	1,284	929	(355)
U.S. Treasuries	1,332	1,326	(6)	—	—	—	1,332	1,326	(6)
Total fixed maturities	4,380	4,277	(103)	7,862	6,539	(1,293)	12,242	10,816	(1,396)
Equity securities	99	95	(4)	144	97	(47)	243	192	(51)
Total securities in an unrealized loss	$4,479	$4,372	$(107)	$8,006	$6,636	$(1,340)	$12,485	$11,008	$(1,447)

	December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$420	$385	$(35)	$1,002	$731	$(271)	$1,422	$1,116	$(306)
CDOs	80	58	(22)	1,956	1,706	(250)	2,036	1,764	(272)
CMBS	911	830	(81)	1,303	1,066	(237)	2,214	1,896	(318)
Corporate [1]	2,942	2,823	(119)	2,353	1,889	(420)	5,295	4,712	(539)
Foreign govt./govt. agencies	24	23	(1)	40	38	(2)	64	61	(3)
Municipal	202	199	(3)	348	300	(48)	550	499	(51)
RMBS	355	271	(84)	1,060	728	(332)	1,415	999	(416)
U.S. Treasuries	185	184	(1)	—	—	—	185	184	(1)
Total fixed maturities	5,119	4,773	(346)	8,062	6,458	(1,560)	13,181	11,231	(1,906)
Equity securities	115	90	(25)	104	63	(41)	219	153	(66)
Total securities in an unrealized loss	$5,234	$4,863	$(371)	$8,166	$6,521	$(1,601)	$13,400	$11,384	$(1,972)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
As of June 30, 2012, AFS securities in an unrealized loss position, comprised of 1,718 securities, primarily related to commercial real estate, RMBS and corporate securities within the financial services sector which have experienced price deterioration. As of June 30, 2012, 78% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2012 was primarily attributable to credit spread tightening and declining interest rates.
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be significantly wider than spreads at the security's respective purchase date for structured securities with exposure to commercial and residential real estate largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The majority of these securities have a floating-rate coupon referenced to a market index that has declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	June 30, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$5,080	$(22)	$5,058	$4,205	$(23)	$4,182
Total mortgage loans	$5,080	$(22)	$5,058	$4,205	$(23)	$4,182

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of June 30, 2012 and December 31, 2011, the carrying value of mortgage loans associated with the valuation allowance was $332 and $347, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $48 and $3, respectively, as of June 30, 2012 and $57 and $4, respectively, as of December 31, 2011. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2012	2011
Balance, beginning of period	$(23)	$(62)
Additions	—	25
Deductions	1	4
Balance, end of period	$(22)	$(33)

The current weighted-average loan-to-value ("LTV") ratio of the Company’s commercial mortgage loan portfolio was 65% as of June 30, 2012, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. Debt service coverage ratios ("DSCRs") compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.09x as of June 30, 2012. The Company did not hold any commercial mortgage loans greater than 60 days past due.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2012		December 31, 2011
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$323	1.71x	$422	1.67x
65% - 80%	2,162	1.73x	1,779	1.57x
Less than 65%	2,573	2.45x	1,981	2.45x
Total commercial mortgage loans	$5,058	2.09x	$4,182	1.99x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$101	2.0%	$59	1.4%
Middle Atlantic	392	7.8%	401	9.6%
Mountain	61	1.2%	61	1.5%
New England	227	4.5%	202	4.8%
Pacific	1,491	29.5%	1,268	30.3%
South Atlantic	1,062	21.0%	810	19.4%
West North Central	16	0.3%	16	0.4%
West South Central	243	4.8%	115	2.7%
Other [1]	1,465	28.9%	1,250	29.9%
Total mortgage loans	$5,058	100.0%	$4,182	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$108	2.1%	$127	3.0%
Industrial	1,502	29.7%	1,262	30.1%
Lodging	82	1.6%	84	2.0%
Multifamily	1,009	19.9%	734	17.6%
Office	1,073	21.2%	836	20.0%
Retail	1,083	21.4%	918	22.0%
Other	201	4.1%	221	5.3%
Total mortgage loans	$5,058	100.0%	$4,182	100.0%

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

	June 30, 2012			December 31, 2011
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$459	$438	$16	$491	$474	$25
Investment funds [4]	126	20	106	—	—	—
Limited partnerships	7	3	4	7	3	4
Total	$592	$461	$126	$498	$477	$29

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment funds represents wholly-owned fixed income funds established in 2012 for which the Company has exclusive management and control including management of investment securities which is the activity that most significantly impacts its economic performance. Limited partnerships represent one hedge fund for which the Company holds a majority interest in the fund as an investment.
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of June 30, 2012 and December 31, 2011.
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
Repurchase Agreements and Dollar Roll Agreements
The Company enters into repurchase agreements and dollar roll agreements to earn spread income, or to access liquidity relating to derivative instruments. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase and dollar roll agreements, the Company transfers U.S. government and government agency securities and receives cash as collateral. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll agreements are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $1.6 billion as of June 30, 2012. Securities sold under agreement to repurchase were $(1.6) billion as of June 30, 2012.

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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2012 and December 31, 2011, the notional amount of interest rate swaps in offsetting relationships was $5.1 billion.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
Prior to the second quarter of 2009, an affiliate of the Company offered certain variable annuity products with a GMIB rider in Japan. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary, which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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
U.S. GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider in the U.S. Effective May 1, 2012, all new U.S. annuity policies, including the GMWB rider, sold by the Company will be reinsured to a third party. The GMWB is a bifurcated embedded derivative that provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The notional value of the embedded derivative is the GRB.
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
The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Customized swaps	$8,142	$8,389	$329	$385
Equity swaps, options, and futures	5,621	5,320	385	498
Interest rate swaps and futures	4,390	2,697	96	11
Total	$18,153	$16,406	$810	$894
U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Equity futures	$—	$59	$—	$—
Equity options	5,278	6,760	180	357
Total	$5,278	$6,819	$180	$357
International program product derivatives
The Company formerly offered certain variable annuity products with GMWB or GMAB riders in the U.K. and reinsured GMWB and GMAB riders from an affiliate in Japan. The GMWB and GMAB are bifurcated embedded derivatives. The GMWB provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the embedded derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
International program hedging instruments
The Company utilizes equity futures, options and swaps, and currency forwards and options to partially hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in the U.K. and reinsured from Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.
The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Currency forwards [1]	$15,565	$8,622	$33	$446
Currency options	10,230	7,038	73	72
Equity futures	2,614	2,691	—	—
Equity options	2,719	1,120	(45)	(3)
Equity swaps [2]	1,910	392	21	(8)
Interest rate futures	983	739	—	—
Interest rate swaps and swaptions	18,662	8,117	122	35
Total	$52,683	$28,719	$204	$542

[1]
 As of June 30, 2012 and December 31, 2011 net notional amounts are $5.0 billion and $7.2 billion, respectively, which include $10.3 billion and $7.9 billion, respectively, related to long positions and $5.3 billion and $0.7 billion, respectively, related to short positions.

[2]
As of June 30, 2012 the net notional amount is $0.3 billion which includes $1.1 billion related to long positions and $0.8 billion related to short positions. As of December 31, 2011 the net notional amount of $0.4 billion related to long positions only.

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Cash flow hedges
Interest rate swaps	$5,943	$6,339	$217	$276	$217	$276	$—	$—
Foreign currency swaps	172	229	(16)	(5)	6	17	(22)	(22)
Total cash flow hedges	6,115	6,568	201	271	223	293	(22)	(22)
Fair value hedges
Interest rate swaps	1,091	1,007	(75)	(78)	—	—	(75)	(78)
Foreign currency swaps	186	677	57	(39)	57	64	—	(103)
Total fair value hedges	1,277	1,684	(18)	(117)	57	64	(75)	(181)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	5,649	6,252	(418)	(435)	470	417	(888)	(852)
Foreign exchange contracts
Foreign currency swaps and forwards	241	208	(1)	(10)	12	3	(13)	(13)
Japan 3Win foreign currency swaps	2,054	2,054	63	184	63	184	—	—
Japanese fixed annuity hedging instruments	1,907	1,945	399	514	415	540	(16)	(26)
Credit contracts
Credit derivatives that purchase credit protection	707	1,134	7	23	15	35	(8)	(12)
Credit derivatives that assume credit risk [1]	2,715	2,212	(437)	(545)	5	2	(442)	(547)
Credit derivatives in offsetting positions	5,156	5,020	(33)	(43)	92	101	(125)	(144)
Equity contracts
Equity index swaps and options	530	1,433	29	23	43	36	(14)	(13)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	31,802	34,569	(2,203)	(2,538)	—	—	(2,203)	(2,538)
U.S. GMWB reinsurance contracts	6,445	7,193	376	443	376	443	—	—
U.S. GMWB hedging instruments	18,153	16,406	810	894	954	1,022	(144)	(128)
U.S. macro hedge program	5,278	6,819	180	357	180	357	—	—
International program product derivatives [2]	1,920	2,009	(25)	(30)	—	—	(25)	(30)
International program hedging instruments	52,683	28,719	204	542	896	672	(692)	(130)
Other
GMAB, GMWB, and GMIB reinsurance contracts	20,337	21,627	(2,915)	(3,207)	—	—	(2,915)	(3,207)
Coinsurance and modified coinsurance reinsurance contracts	48,270	50,756	2,286	2,630	2,620	2,901	(334)	(271)
Total non-qualifying strategies	203,847	188,356	(1,678)	(1,198)	6,141	6,713	(7,819)	(7,911)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$211,239	$196,608	$(1,495)	$(1,044)	$6,421	$7,070	$(7,916)	$(8,114)
Balance Sheet Location
Fixed maturities, available-for-sale	$416	$416	$(31)	$(45)	$—	$—	$(31)	$(45)
Other investments	36,900	51,231	905	1,971	1,352	2,745	(447)	(774)
Other liabilities	65,059	28,717	126	(254)	2,074	981	(1,948)	(1,235)
Consumer notes	35	35	(4)	(4)	—	—	(4)	(4)
Reinsurance recoverable	51,739	55,140	2,662	3,073	2,995	3,344	(333)	(271)
Other policyholder funds and benefits payable	57,090	61,069	(5,153)	(5,785)	—	—	(5,153)	(5,785)
Total derivatives	$211,239	$196,608	$(1,495)	$(1,044)	$6,421	$7,070	$(7,916)	$(8,114)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
 Change in Notional Amount
The net increase in notional amount of derivatives since December 31, 2011, was primarily due to the following:

•
The $52.7 billion notional amount related to the international program hedging instruments as of June 30, 2012, consisted of $46.6 billion of long positions and $6.1 billion of offsetting short positions, resulting in a net notional amount of $40.5 billion. The $28.7 billion notional amount as of December 31, 2011, consisted of $28.0 billion of long positions and $0.7 billion of offsetting short positions, resulting in a net notional amount of $27.3 billion. The increase in net notional of $13.2 billion primarily resulted from the Company increasing its hedging of interest rate exposure.

Change in Fair Value
The net decrease in the total fair value of derivative instruments since December 31, 2011, was primarily related to the following:

•
The fair value related to the international program hedging instruments decreased as a result of an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•	The increase in the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior.

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to the depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

•
Under an internal reinsurance agreement with an affiliate, the increase in fair value associated with the GMAB, GMWB, and GMIB reinsurance contracts along with a portion of the GMWB related derivatives are ceded to the affiliated reinsurer and result in an offsetting fair value of the coinsurance and modified coinsurance reinsurance contracts.

Cash Flow Hedges
The following tables presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Interest rate swaps	$89	$101	$61	$42	$—	$—	$—	$—
Foreign currency swaps	(14)	1	(17)	2	—	—	—	—
Total	$75	$102	$44	$44	$—	$—	$—	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2012	2011	2012	2011
Interest rate swaps	Net realized capital gain/(loss)	$—	$1	$4	$2
Interest rate swaps	Net investment income	26	20	51	39
Foreign currency swaps	Net realized capital gain/(loss)	(10)	3	(8)	11
Total		$16	$24	$47	$52

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
As of June 30, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $84. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecast transactions, excluding interest payments on existing variable-rate financial instruments) is less than one year.
 During the three and six months ended June 30, 2012, the Company had $7 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the three and six months ended June 30, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$(16)	$13	$(26)	$25	$(6)	$3	$(15)	$14
Foreign currency swaps
Net realized capital gain/(loss)	(11)	11	22	(22)	(2)	2	36	(36)
Benefits, losses and loss adjustment expenses	5	(5)	(1)	1	2	(2)	(9)	9
Total	$(22)	$19	$(5)	$4	$(6)	$3	$12	$(13)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies

Gain or (Loss) Recognized within Net Realized Capital Gains and Losses
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(3)	$3	$(2)	$7
Foreign exchange contracts
Foreign currency swaps and forwards	16	(4)	13	(7)
Japan 3Win foreign currency swaps [1]	60	33	(121)	(25)
Japanese fixed annuity hedging instruments [2]	58	57	(70)	(5)
Credit contracts
Credit derivatives that purchase credit protection	4	(1)	(19)	(13)
Credit derivatives that assume credit risk	23	(12)	133	3
Equity contracts
Equity index swaps and options	3	2	(13)	2
Variable annuity hedge program
U.S. GMWB product derivatives	(484)	(80)	412	268
U.S. GMWB reinsurance contracts	62	4	(81)	(61)
U.S. GMWB hedging instruments	307	43	(261)	(184)
U.S. macro hedge program	6	(17)	(183)	(101)
International program product derivatives	(6)	(2)	8	5
International program hedging instruments	649	7	(355)	(285)
Other
GMAB, GMWB, and GMIB reinsurance contracts	(359)	(5)	251	336
Coinsurance and modified coinsurance reinsurance contracts	483	18	(432)	(496)
Total	$819	$46	$(720)	$(556)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(53) and $(49) for the three months ended June 30, 2012 and 2011, respectively, and $65 and $(7) for the six months ended June 30, 2012 and 2011, respectively.

[2]
 The associated liability is adjusted for changes in spot rates through realized capital gains and was $(70) and $(63) for the three months ended June 30, 2012 and 2011, respectively and $87 and $(10) for the six months ended June 30, 2012 and 2011, respectively.

 For the three and six months ended June 30, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain for the three months ended June 30, 2012, associated with the international program hedging instruments was primarily driven by appreciation of the Japanese yen in relation to the euro and the U.S. dollar, a decrease in global and domestic equity markets, and a decrease in interest rates. The net loss for the six months ended June 30, 2012, associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decrease in interest rates.

•
The net loss for the three months ended June 30, 2012, on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to appreciation of the Japanese yen in comparison to the euro and the U.S. dollar, and a decrease in global and domestic equity markets. The net gain for the six months ended June 30, 2012, on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to depreciation of the Japanese yen in comparison to the euro and the U.S. dollar, and an increase in global and domestic equity markets.

•
For the three months ended June 30, 2012, the net gain related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due appreciation of the Japanese yen in relation to the U.S. dollar. For the six months ended June 30, 2012, the net loss associated with the Japanese fixed annuity hedging instruments and the Japan 3Win foreign currency swaps was primarily due to depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

•
The net gain for the three months ended and the net loss for the six months ended June 30, 2012 on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net loss and gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 10 for more information on this transaction.

•
For the three months ended June 30, 2012 the net loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of an increase in equity and interest rate volatility and a general decrease in long-term interest rates. For the six months ended June 30, 2012 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of favorable policyholder behavior, partially offset by an increase in the domestic equity market and a credit standing adjustment.

For the three and six months ended June 30, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
For the six months ended June 30, 2011, the net gain associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an increase in Japan equity markets and a decrease in Japan currency volatility.

•
For the six months ended June 30, 2011, the net loss associated with the international program hedging instruments was primarily the result of foreign currency movements and an improvement in the equity markets.

•
For the three months ended June 30, 2011 the loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of a general decrease in long-term interest rates. For the six months ended June 30, 2011 the gain related to the combined GMWB hedging program is primarily due to a lower implied market volatility and outperformance of the underlying actively managed funds as compared to their respective indices.

•
For the six months ended June 30, 2011, the net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on this transaction.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk.
 As of June 30, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,814	$(26)	3 years	Corporate Credit/ Foreign Gov.	A	$873	$(18)
Below investment grade risk exposure	113	(2)	2 years	Corporate Credit	BB-	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,211	(23)	3 years	Corporate Credit	BBB+	1,238	12
Investment grade risk exposure	353	(59)	5 years	CMBS Credit	BBB+	353	59
Below investment grade risk exposure	477	(379)	3 years	Corporate Credit	BBB	—	—
Embedded credit derivatives
Investment grade risk exposure	125	112	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	200	172	5 years	Corporate Credit	BB+	—	—
Total	$5,293	$(205)				$2,578	$50
 As of December 31, 2011

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,067	$(18)	3 years	Corporate Credit/ Foreign Gov.	A+	$915	$(19)
Below investment grade risk exposure	125	(7)	2 years	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,375	(71)	3 years	Corporate Credit	BBB+	1,128	17
Investment grade risk exposure	353	(63)	5 years	CMBS Credit	BBB+	353	62
Below investment grade risk exposure	477	(441)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	245	5 years	Corporate Credit	BB+	—	—
Total	$4,722	$(331)				$2,510	$57

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

[4]
Includes $2.6 billion and $2.7 billion as of June 30, 2012 and December 31, 2011, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $478 as of June 30, 2012 and December 31, 2011 of customized diversified portfolios of corporate issuers referenced through credit default swaps.

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

Changes in the DAC balance are as follows:	Six Months Ended June 30,

	2012	2011
Balance, beginning of period, as currently reported	$3,448	$3,694
Deferred costs	178	176
Amortization — DAC	(178)	(211)
Amortization — Unlock benefit, pre-tax	7	3
Adjustments to unrealized gains and losses on securities available-for-sale and other	(110)	(10)
Effect of currency translation	—	(1)
Balance, end of period	$3,345	$3,651

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,158	$228
Incurred	108	53
Paid	(135)	—
Unlock	(79)	8
Currency Translation Adjustment	(2)	—
Liability balance as of June 30, 2012	$1,050	$289
Reinsurance recoverable asset, as of January 1, 2012	$724	$22
Incurred	65	(2)
Paid	(63)	—
Unlock	(49)	—
Reinsurance recoverable asset, as of June 30, 2012	$677	$20

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2011	$1,115	$113
Incurred	134	27
Paid	(122)	—
Unlock	(64)	—
Liability balance as of June 30, 2011	$1,063	$140
Reinsurance recoverable asset, as of January 1, 2011	$686	$30
Incurred	65	5
Paid	(65)	—
Unlock	(27)	—
Reinsurance recoverable asset, as of June 30, 2011	$659	$35

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table presents details concerning GMDB and GMIB exposure as of June 30, 2012:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$20,104	$4,861	$354	69
With 5% rollup [2]	1,469	444	31	69
With Earnings Protection Benefit Rider (“EPB”) [3]	5,147	717	19	66
With 5% rollup & EPB	572	145	6	69
Total MAV	27,292	6,167	410
Asset Protection Benefit (APB) [4]	20,992	2,002	388	66
Lifetime Income Benefit (LIB) – Death Benefit [5]	1,066	73	22	65
Reset [6] (5-7 years)	3,125	208	111	69
Return of Premium [7] /Other	21,816	578	158	66
Subtotal U.S. GMDB	74,291	$9,028	$1,089	67
Less: General Account Value with U.S. GMBD	7,329
Subtotal Separate Account Liabilities with GMDB	66,962
Separate Account Liabilities without U.S. GMDB	77,688
Total Separate Account Liabilities	$144,650
Japan GMDB [10], [11]	$16,296	$4,541	$—	68
Japan GMIB [10], [11]	$15,608	$4,211	$—	68

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

[2]
 Rollup: the GMDB is the greatest of the MAV, current AV, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]
EPB GMDB is the greatest of the MAV, current AV, or contract value plus a percentage of a contract’s growth. A contract’s growth is AV less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

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

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $19.8 billion and $21.1 billion as of June 30, 2012 and December 31, 2011, respectively. The GRB related to the Japan GMAB and GMWB was $528 and $567 as of June 30, 2012 and December 31, 2011, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of June 30, 2012, 100% of RNAR is reinsured to an affiliate. See Note 10 of the Notes to Condensed Consolidated Financial statements.

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
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	June 30, 2012	December 31, 2011
Equity securities (including mutual funds)	$60,286	$61,472
Cash and cash equivalents	6,676	7,516
Total	$66,962	$68,988
As of June 30, 2012 and December 31, 2011, approximately 17% and 17%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 83% and 83%, respectively, were invested in equity securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Sales Inducements

Changes in sales inducement activity are as follows:	Six Months Ended June 30,

	2012	2011
Balance, beginning of period	$186	$197
Sales inducements deferred	2	3
Amortization – Unlock	(1)	—
Amortization charged to income	(7)	(9)
Balance, end of period	$180	$191

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
The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matter described below, individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.
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
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2012, is $308. Of this $308 the legal entities have posted collateral of $312 in the normal course of business. Based on derivative market values as of June 30, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $42 to be posted as collateral. Based on derivative market values as of June 30, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would require no additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted totaling a notional amount of $3.8 billion with a corresponding fair value of $78 as of June 30, 2012. The counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of June 30, 2012, these counterparties would owe the Company the derivatives fair value of $78. The counterparties have not exercised this termination right and the Company has re-negotiated the rating triggers with one counterparty and is in the process of re-negotiating the rating triggers with the other counterparties.
9. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated the following compensation expense and income tax benefit.

	Three Months Ended June 30,		Six Months Ended June 30,

(After-tax)	2012	2011	2012	2011
Stock-based compensation plans expense	$4	$7	$17	$14
Income tax benefit	(1)	(3)	(6)	(5)
Total stock-based compensation plans expense	$3	$4	$11	$9
The Company did not capitalize any cost of stock-based compensation.
10. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2012 and December 31, 2011, the Company had $54 of reserves for claim annuities purchased by affiliated entities. The Company recorded earned premiums of $12 and $1 for the three months ended June 30, 2012 and 2011 and $23 and $4 for the six months ended June 30, 2012 and 2011, respectively, for these intercompany claim annuities. In the fourth quarter of 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of June 30, 2012 and December 31, 2011, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK, a wholly owned Japanese subsidiary of Hartford Life, Inc., subsequently reinsured in-force and prospective MVA annuities to the Company effective September 1, 2004. As of June 30, 2012 and December 31, 2011, $2.3 billion and $2.6 billion, respectively, of the account value had been assumed by the Company.
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
HLAI entered into three additional reinsurance agreements with HLIKK under which HLIKK agreed to cede and HLAI agreed to reinsure certain variable annuity contracts. Effective September 30, 2007, HLAI assumed in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain variable annuity business. Effective February 29, 2008, HLAI assumed in-force and prospective GMIB and GMDB riders issued on or after February 1, 2008 by HLIKK on certain variable annuity business. Effective October 1, 2008, HLAI assumed in-force and prospective GMDB riders issued on or after April 1, 2005 by HLIKK on certain variable annuity business. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserve which is not reported at fair value. The liability for the assumed GMDB reinsurance was $30 and $50 and the net amount at risk for the assumed GMDB reinsurance was $4.5 billion and $5.0 billion at June 30, 2012 and December 31, 2011, respectively.
While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $2.9 billion and $3.2 billion at June 30, 2012 and December 31, 2011, respectively.
Effective November 1, 2010, HLAI entered into a reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly owned UK subsidiary of HLAI. Through this agreement, HLL agreed to cede, and HLAI agreed to reinsure, GMDB and GMWB risks issued by HLL on its variable annuity business. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $6 and $5 and the net amount at risk for the assumed GMDB reinsurance was $63 and $80 at June 30, 2012 and December 31, 2011, respectively.
While the form of the agreements between HLAI and HLIKK, and HLAI and HLL for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability was $35 and $37 at June 30, 2012 and December 31, 2011, respectively.
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
Under modco, the assets and the liabilities, and under coinsurance with funds withheld, the assets, associated with the reinsured business will remain on the consolidated balance sheet of HLIC in segregated portfolios, and WRR will receive the economic risks and rewards related to the reinsured business through modco and funds withheld adjustments. These adjustments are recorded as an adjustment to HLIC's operating expenses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Transactions with Affiliates (continued)
The impact of this transaction on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Earned premiums	$(17)	$(16)	$(35)	$(32)
Net realized gains (losses) [1]	566	69	(528)	(492)
Total revenues	549	53	(563)	(524)
Benefits, losses and loss adjustment expenses	(13)	(11)	(28)	(24)
Insurance operating costs and other expenses	758	91	(505)	(376)
Total expenses	745	80	(533)	(400)
Income (loss) before income taxes	(196)	(27)	(30)	(124)
Income tax expense (benefit)	$(68)	$(7)	$(10)	$(40)
Net loss	(128)	(20)	(20)	(84)
[1] represents the change in valuation of the derivative associated with this transaction
The Company's Condensed Consolidated Balance Sheets include a modco reinsurance (payable)/recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $(1.9) billion, $699, $2.3 billion, respectively at June 30, 2012 and $(2.9) billion, $0, $2.6 billion , respectively at December 31, 2011.

Champlain Life Reinsurance Company
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
11. Goodwill
The carrying value of goodwill allocated to reporting units as of June 30, 2012 and December 31, 2011 is as follows:

	Gross	Accumulated Impairments	Carrying Value
Individual Life	$224	$—	$224
Retirement Plans	87	—	87
Mutual Funds	159	—	159
Total Goodwill	$470	$—	$470
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed interim impairment tests during the first and second quarters of 2012 for these two reporting units which resulted in no impairment of goodwill. Both reporting units passed the first step of the interim goodwill impairment test with a significant margin.
As the sales process progresses, information may become available that would cause the Company to re-evaluate the goodwill valuation associated with these reporting units.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Restructuring and Other Costs
In addition to previously disclosed restructuring activities across several areas aimed at reducing overall expense levels, The Hartford also announced on March 21, 2012, the completion of its businesses and strategy evaluation. As a result of this review, The Hartford announced that it will focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its existing Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, an indirect wholly-owned subsidiary.
On April 26, 2012, The Hartford announced that it had entered into an agreement to sell its U.S. individual annuity new business capabilities to a third party. Effective May 1, 2012, all new U.S. annuity policies sold by the Company will be reinsured to a third party. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.
On July 31, 2012, The Hartford entered into an agreement to sell Woodbury Financial Services to a third party. The transaction is expected to close by the end of 2012, pending regulatory approval.
These plans will result in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Hartford intends to complete much of these restructuring activities over the next 12-18 months.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through June 30, 2012. Additional costs are expected to be incurred in subsequent quarters and such costs will be accrued when appropriate. Asset impairment charges have been recorded in the three months ended June 30, 2012 and will be recorded in subsequent quarters, as appropriate.
The total costs associated with restructuring and other as estimated to date, are expected to be approximately $80, pre-tax, with the additional costs attributable mainly to severance and other related costs and consulting. Actual costs associated with restructuring may differ from these estimates as The Hartford executes on its operational and strategic initiatives.
Restructuring and other costs, pre-tax incurred by the Company in connection with these activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Severance benefits and related costs	$18	$—	$18	$—
Professional fees	8	—	8	—
Asset impairment charges	3	—	3	—
Total restructuring and other costs	$29	$—	$29	$—
The following table presents restructuring and other costs, included in insurance operating costs and other expenses in the Company's Condensed Consolidated Statements of Operations for each reporting segment, as well as the Other category.

	Three Months Ended June 30,		Six Months Ended June 30,		Total Estimated Costs
	2012	2011	2012	2011
Individual Life	$7	$—	$7	$—	$22
Retirement Plans	4	—	4	—	14
Mutual Funds	1	—	1	—	4
Runoff Operations	3	—	3	—	11
Other	14	—	14	—	29
Total restructuring and other costs	$29	$—	$29	$—	$80

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Restructuring and Other Costs (continued)
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Condensed Consolidated Balance Sheets are as follows:

	Six Months Ended June 30, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$—	$—	$—	$—
Accruals/provisions	18	8	3	29
Payments/write-offs	(4)	(6)	(3)	(13)
Balance, end of period	$14	$2	$—	$16
13. Subsequent Events
On July 31, 2012, The Hartford announced it had entered into a definitive agreement to sell its Woodbury Financial Services broker dealer. The transaction is expected to generate a modest gain, with no material impact to the Company's 2013 earnings. The transaction is expected to close by the end of 2012, pending regulatory approvals.
On July 13, 2012, the Company closed the sale transaction with Philadelphia Financial Group, Inc. (“Philadelphia Financial”) whereby Philadelphia Financial acquired certain assets used to administer the Company's private placement life insurance (“PPLI”) businesses and will service the PPLI businesses. The Company retained certain corporate functions associated with this business as well as the mortality risk on the insurance policies. The Company recorded a deferred gain of $61 after-tax, which will be amortized over the estimated life of the underlying insurance policies. The deferred gain is not expected to have a material impact on the Company's results of operations in future periods. The assets and liabilities of the PPLI business are included in the Life Other Operations segment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of June 30, 2012, and its results of operations for the three and six months ended June 30, 2012 compared to the equivalent 2011 period. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2011 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,

	2012	2011	Change	2012	2011	Change
Fee income and other	$890	$977	(9%)	$1,802	$1,954	(8%)
Earned premiums	25	54	(54%)	68	120	(43%)
Net investment income:
Securities available-for-sale and other	660	665	(1%)	1,305	1,325	(2%)
Equity securities, trading [1]	(26)	20	NM	81	44	84%
Total net investment income	634	685	(7%)	1,386	1,369	1%
Net realized capital gains (losses)	694	56	NM	(538)	(490)	(10%)
Total revenues	2,243	1,772	27%	2,718	2,953	(8%)
Benefits, losses and loss adjustment expenses	735	748	(2%)	1,436	1,476	(3%)
Benefits, losses and loss adjustment expenses – returns credited on international unit – linked bonds and pension products [1]	(25)	20	NM	80	43	86%
Amortization of deferred policy acquisition costs and present value of future profits	91	126	(28%)	171	208	(18%)
Insurance operating costs and other expenses	1,338	614	118%	567	669	(15%)
Dividends to policyholders	6	3	100%	11	5	120%
Total benefits, losses and expenses	2,145	1,511	42%	2,265	2,401	(6%)
Income before income taxes	98	261	(62%)	453	552	(18%)
Income tax expense (benefit)	11	(59)	NM	78	(2)	NM
Net income	87	320	(73%)	375	554	(32%)
Net income (loss) attributable to noncontrolling interest	—	1	(100%)	(1)	2	NM
Net income attributable to HLIC	$87	$319	(73%)	$376	$552	(32%)

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting international unit – linked bonds and pension products business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011
Net income decreased for the three and six months ended June 30, 2012 as a result of increased insurance operating costs and other expenses and increased losses from the affiliate modco reinsurance agreement, offset by increased net realized capital losses.
The affiliate modco reinsurance agreement decreased earnings by $108 and increased earnings by $64 for the three and six months ended June 30, 2012 compared to 2011 for a net loss of $128 and $20, respectively. The most significant fluctuations of the modco agreement were within net realized capital gains (losses) and insurance operating costs and other expenses, which are primarily due to changes in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 10 of the Notes to Condensed Consolidated Financial Statements.
The Company recorded an Unlock charge of $12 and benefit of $37, after-tax, for the three and six months ended June 30, 2012 compared to an Unlock charge of $2 and benefit of $22, after-tax, for the three and six months ended June 30, 2011. The Unlocks recorded in 2012 and 2011were attributable to actual separate account returns being below (Unlock charge) or above (Unlock benefit) our aggregated estimated return. For further discussion of Unlocks see MD&A - Critical Accounting Estimates.
Net realized gains, excluding the impacts of the modco reinsurance agreement increased by $141 and decreased by $12, respectively, for the three and six months ended June 30, 2012 compared to 2011 to net realized gains of $128 and losses of $10, respectively. For further discussion of net realized gains (losses), see MD&A - Net Realized Capital Gains (Losses).
The Company's effective tax rate for 2012 and 2011 differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD and the utilization of foreign net operating losses. Income tax expense for the three and six months ended June 30, 2012 includes an income tax benefit of a $29 and $61, respectively, compared to an income tax benefit of $88 and $125, respectively, for the three and six months ended June 30, 2011 related to permanent differences for the separate account DRD. The utilization of foreign net operating losses resulted in the release of $13 of the deferred tax asset valuation allowance for the six months ended June 30, 2012 and the release of $58 and $60, respectively, of the deferred tax asset valuation allowance for the three and six months ended June 30, 2011. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

Investment Results
Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2012	2011	2012	2011
Gross gains on sales	$152	$172	$314	$201
Gross losses on sales	(97)	(59)	(162)	(133)
Net OTTI losses recognized in earnings	(44)	(11)	(64)	(50)
Valuation allowances on mortgage loans	—	27	—	25
Japanese fixed annuity contract hedges, net [1]	2	6	(18)	(11)
Periodic net coupon settlements on credit derivatives/Japan	5	—	—	(4)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	(115)	(33)	70	23
U.S. macro hedge program	6	(17)	(183)	(101)
Total U.S. program	(109)	(50)	(113)	(78)
International Program	643	5	(347)	(280)
Total results of variable annuity hedge program	534	(45)	(460)	(358)
GMIB/GMAB/GMWB reinsurance	(359)	(5)	251	336
Coinsurance and modified coinsurance reinsurance contracts	483	18	(432)	(496)
Other, net [2]	18	(47)	33	—
Net realized capital gains (losses)	$694	$56	$(538)	$(490)

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
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
Gross gains and losses on sales

•
Gross gains and losses on sales for the three and six months ended June 30, 2012 were predominately from investment grade corporate securities and U.S. treasuries due to tactical repositioning of the portfolio.

•
Gross gains and losses on sales for the three and six months ended June 30, 2011 were predominately from sales of investment grade corporate securities and CMBS as the Company reduced its commercial real estate exposure. Also included for the six months ended June 30, 2011 were losses on sales of U.S. treasuries.

Variable annuity hedge program

•
For the three months ended June 30, 2012, the loss on U.S. GMWB related derivatives, net, was primarily due to increased equity and interest rate volatility of $67 and a general decrease in long-term interest rates of $46. For the six months ended June 30, 2012, the gain on U.S. GMWB related derivatives, net, was primarily due to favorable policyholder behavior which resulted in a gain of $134, partially offset by a loss of $24 driven by an increase in the equity market and a loss of $21 due to a credit standing adjustment. For the six months ended June 30, 2012, the loss on the U.S. macro hedge program was primarily due to losses of $79 related to an increase in domestic equity markets, $72 related to the passage of time, and $40 related to a decrease in equity volatility.

•
For the three months ended June 30, 2012, the gain associated with the international program was primarily driven by appreciation of the Japanese yen in relation to the euro and the U.S. dollar, a decline in global and domestic equity markets, and a decrease in interest rates. For the six months ended June 30, 2012, the loss associated with the international program was primarily driven by an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decline in interest rates.

•
The loss on GMWB related derivatives, net, for the three months ended June 30, 2011 was primarily due to a change in long-term interest rates that resulted in a charge of $39. The gain on GMWB related derivatives, net, for the six months ended June 30, 2011 was primarily due to a gain of $33 resulting from lower implied market volatility. The loss on the U.S. macro hedge program for the six months ended June 30, 2011 was primarily due to a higher equity market valuation.

•
The gain on the international program for the three months ended June 30, 2011 was primarily the result of a decline of Japanese interest rates and foreign currency movements. The loss on the international program for the six months ended June 30, 2011 was primarily the result of foreign currency movements and a higher equity market valuation.

Other, net

•
Other, net gain for the three and six months ended June 30, 2012, was primarily due to gains of $12 and $111, respectively, related to credit derivatives driven by credit spread tightening. For the six months ended June 30, 2012 these gains were partially offset by losses of $56 related to Japan 3Win foreign currency swaps primarily driven by a decline in interest rates and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

•	Other, net loss for the three months ended June 30, 2011 was primarily due to losses of $23 on credit derivatives due to credit spread widening and losses of $16 on Japan 3Win foreign currency swaps.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2011 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for June 30, 2012 results.
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
The after-tax (charge) benefit to net income (loss) by asset and liability as a result of the Unlock is as follows:
For the three months ended June 30, 2012 and 2011

	Individual Annuity		Individual Life		Retirement Plans		Runoff Operations		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$(14)	$(2)	$(4)	$(2)	$(3)	$(1)	$—	$(4)	$(21)	$(9)
SIA	(1)	—	—	—	—	—	—	—	(1)	—
URR	1	—	2	1	—	—	—	—	3	1
Death and Other Insurance Benefit Reserves	(5)	7	1	—	—	—	11	(1)	7	6
Total	$(19)	$5	$(1)	$(1)	$(3)	$(1)	$11	$(5)	$(12)	$(2)
The Unlock charge for the three months ended June 30, 2012 and 2011 was driven by actual separate account returns below our aggregated estimated returns.
For the six months ended June 30, 2012 and 2011

	Individual Annuity		Individual Life		Retirement Plans		Runoff Operations		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$5	$6	$(4)	$(3)	$4	$—	$—	$(4)	$5	$(1)
SIA	—	—	—	—	—	—	—	—	—	—
URR	1	—	2	1	—	—	—	—	3	1
Death and Other Insurance Benefit Reserves	34	23	(5)	—	—	—	—	(1)	29	22
Total	$40	$29	$(7)	$(2)	$4	$—	$—	$(5)	$37	$22
The Unlock benefit for the six months ended June 30, 2012 and 2011 was driven by actual separate account returns above our aggregated estimated returns.

An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of June 30, 2012, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 35%, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
The Company expects to complete a comprehensive non-market related policyholder behavior assumption study in the third quarter of 2012 and incorporate the results of the study into its projections of future gross profits. All assumptions changes are considered an Unlock in the period of revision.
Goodwill Impairment
The carrying value of goodwill allocated to reporting units as of June 30, 2012 and December 31, 2011 is as follows:

Individual Life	$224
Retirement Plans	87
Mutual Funds	159
Total	$470
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed interim impairment tests during the first and second quarters of 2012 for these two reporting units which resulted in no impairment of goodwill. Both reporting units passed the first step of the interim goodwill impairment test with a significant margin.
As the sales process progresses, information may become available that would cause the Company to re-evaluate the goodwill valuation associated with these reporting units.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2012, is $308. Of this $308 the legal entities have posted collateral of $312 in the normal course of business. Based on derivative market values as of June 30, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $42 to be posted as collateral. Based on derivative market values as of June 30, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings would not require additional collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted totaling a notional amount of $3.8 billion with a corresponding fair value of $78 as of June 30, 2012. The counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of June 30, 2012 these counterparties would owe the Company the derivatives fair value of $78. The counterparties have not exercised this termination right and the Company has re-negotiated the rating triggers with one counterparty and is in the process of re-negotiating the rating triggers with the other counterparties.
As June 30, 2012, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $4.8 billion and $242, respectively, or (2) both BBB+ and Baa1 was $14.3 billion and $474, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.1 billion and a fair value of $178, for which the Company has a contractual right to make a collateral payment in the amount of approximately $43 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded one or more levels below the current rating by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of June 30, 2012, the gross fair value of all affected derivative contracts is $188, which would approximate the settlement value.
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
The Company may from time to time retire or repurchase its' funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the second quarter of 2012, the Company repurchased funding agreements totaling $239. The amounts of any future repurchases may be material.
As of June 30, 2012, the Company’s cash and short-term investments of $3.8 billion, included $1.3 billion of collateral received from, and held on behalf of, derivative counterparties and $58 of collateral pledged to derivative counterparties. The Company also held $3.6 billion of treasury securities, of which $277 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $64 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.

The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of June 30, 2012:

Fixed maturities	$50,912
Short-term investments	2,644
Cash	1,200
Less: Derivative collateral	(1,673)
Total	$53,083
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
State law limits the Company's ability to pledge, hypothecate or otherwise encumber its assets. The amount of advances that can be taken by the Company are dependent on the assets pledged by the Company to secure the advances, and are therefore subject to this legal limit. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. For 2012, the Company's pledge limit is $1.48 billion. The Company would need to seek prior written approval from the Connecticut Department of Insurance in order to exceed this limit.

Contractholder Obligations	June 30, 2012
Total Contractholder obligations	$201,888
Less: Separate account assets [1]	(144,650)
International statutory separate accounts [1]	(1,996)
General account contractholder obligations	$55,242
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$21,133
Fixed MVA annuities [3]	9,278
International fixed MVA annuities	2,343
Guaranteed investment contracts (“GIC”) [4]	259
Other [5]	22,229
General account contractholder obligations	$55,242

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Life Other Operations' individual variable annuities and Individual Life's variable life contracts, the general account option for Retirement Plans’ annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2011 Form 10-K Annual Report.
Dividends
Dividends to the Company from its insurance subsidiaries are limited by state regulation, as is the ability of the Company to pay dividends to its parent company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.
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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $399 in dividends in 2012 without prior approval from the applicable insurance commissioner. For the six months ended June 30, 2012, the Company received no dividends from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $592 in 2012. However, because the Company’s earned surplus was negative as of December 31, 2011, the Company is not permitted to pay any dividends to its parent in 2012 without prior approval from the Connecticut Insurance Commissioner until such time as earned surplus becomes positive. For the six months ended June 30, 2012, the Company did not pay dividends to its parent company.
Cash Flows

	Six Months Ended June 30,

	2012	2011
Net cash provided by operating activities	$874	$1,338
Net cash used for investing activities	$(1,468)	$(849)
Net cash provided by (used for) financing activities	$611	$(409)
Cash – end of period	$1,200	$599
Net cash provided by operating activities decreased due to settlements of a modified coinsurance agreement, partially offset by an increase in income taxes received of $265 in 2012, as compared to $136 in 2011.
Net cash used for investing activities in 2012 primarily relates to net purchases of mortgage loans of of $878 and net payments on derivatives of $656, partially offset by net proceeds of available-for-sale securities of $168. Net cash used for investing activities in 2011 primarily relates to net purchases of fixed maturities, fair value option, of $530, net purchases of mortgage loans of $517 and net payments on derivatives of $226, partially offset by net proceeds from available-for-sale securities of $435.
Net cash used for financing activities in 2012 relates to net increase in securities loaned or sold of $1.6 billion, partially offset by net outflows on investment and universal life-type contracts of $889. Net cash used for financing activities in 2011 relates to net outflows on investment and universal life-type contracts of $395.

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
On May 15, 2012, Fitch Ratings affirmed the insurer financial strength ratings for the Company and maintained its stable rating outlook.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 26, 2012:

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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $6.2 billion as of June 30, 2012 and $5.9 billion as of December 31, 2011, respectively. The statutory surplus amount as of December 31, 2011 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2012, is an estimate, as the second quarter 2012 statutory filings have not yet been made.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2012.
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
The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matter described below, individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.
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
The risk factor set forth below updates the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
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

Systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a blackout, a terrorist attack or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
Moreover, our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. While, to date, The Hartford has not experienced a material breach of cybersecurity, administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.
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
While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.

Item 6. EXHIBITS

See Exhibits Index on page	68

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Beth A. Bombara
Beth A. Bombara Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)
August 1, 2012

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012
EXHIBITS INDEX

Exhibit #

12.01	Computation of Ratio of Earnings to Fixed Charges

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of David N. Levenson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of David N. Levenson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase