Form 10-Q
period 2012-09-30
HARTFORD LIFE INSURANCE CO
filed 2012-11-01
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

((Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
As of October 26, 2012, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2011 Form 10-K Annual Report; and Part II, Item 1A, Risk Factors in the Company's Forms 10-Q for the quarters ended March 31, 2012, and June 30, 2012. These important risks and uncertainties include:

•
challenges related to the Company’s current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus, and austerity initiatives, sovereign credit concerns, including the potential consequences associated with recent and further potential downgrades to the credit ratings of debt issued by the United States government or European sovereigns and other adverse developments on financial, commodity and credit markets and consumer spending and investment, including in respect of Europe, and the effect of these events on our returns in our life investment portfolios and our hedging costs associated with our variable annuities business;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and changes in stockholder's equity, and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 1, 2012

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2012	As currently reported (see Note 1) 2011	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Revenues
Fee income and other	$878	$945	$2,680	$2,899
Earned premiums	1	60	69	180
Net investment income (loss):
Securities available-for-sale and other	622	652	1,927	1,977
Equity securities, trading	75	(147)	156	(103)
Total net investment income	697	505	2,083	1,874
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(35)	(51)	(113)	(158)
OTTI losses recognized in other comprehensive income	22	9	36	66
Net OTTI losses recognized in earnings	(13)	(42)	(77)	(92)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(154)	1,069	(628)	629
Total net realized capital gains (losses)	(167)	1,027	(705)	537
Total revenues	1,409	2,537	4,127	5,490
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	762	938	2,198	2,414
Benefits, loss and loss adjustment expenses – returns credited on international unit-linked bonds and pension products	75	(146)	155	(103)
Amortization of deferred policy acquisition costs and present value of future profits	91	213	262	421
Insurance operating costs and other expenses	215	2,346	782	3,015
Dividends to policyholders	4	5	15	10
Total benefits, losses and expenses	1,147	3,356	3,412	5,757
Income (loss) before income taxes	262	(819)	715	(267)
Income tax expense (benefit)	59	(316)	137	(318)
Net income (loss)	203	(503)	578	51
Net loss attributable to noncontrolling interest	—	(4)	(1)	(2)
Net income (loss) attributable to Hartford Life Insurance Company	$203	$(499)	$579	$53
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2012	As currently reported (see Note 1) 2011	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Comprehensive Income
Net income (loss)	$203	$(503)	$578	$51
Other comprehensive income (loss):
Change in net unrealized gain/loss on securities	515	648	1,059	1,069
Change in net gain/loss on cash-flow hedging instruments	(5)	125	(7)	120
Change in foreign currency translation adjustments	15	(15)	21	—
Total other comprehensive income	525	758	1,073	1,189
Total comprehensive income	728	255	1,651	1,240
Less: Comprehensive loss attributable to noncontrolling interest	—	(4)	(1)	(2)
Total comprehensive income attributable to Hartford Life Insurance Company	$728	$259	$1,652	$1,242
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $46,712 and $46,236) (includes variable interest entity assets, at fair value, of $230 and $153)	$50,199	$47,778
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $344 and $338)	1,343	1,317
Equity securities, trading, at fair value (cost of $1,726 and $1,860)	1,946	1,967
Equity securities, available-for-sale, at fair value (cost of $399 and $443)	386	398
Mortgage loans (net of allowance for loan losses of $19 and $23)	5,052	4,182
Policy loans, at outstanding balance	1,952	1,952
Limited partnerships, and other alternative investments (includes variable entity assets of $6 and $7)	1,409	1,376
Other investments	890	1,974
Short-term investments (includes variable interest entity assets, at fair value, of $5 as of September 30, 2012)	2,568	3,882
Total investments	65,745	64,826
Cash	1,552	1,183
Premiums receivable and agents’ balances	75	64
Reinsurance recoverable	3,762	5,006
Deferred policy acquisition costs and present value of future profits	3,094	3,448
Deferred income taxes, net	1,333	2,006
Goodwill	470	470
Other assets	1,361	925
Separate account assets	148,357	143,859
Total assets	$225,749	$221,787
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,825	$11,831
Other policyholder funds and benefits payable	42,021	45,016
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	1,905	1,929
Consumer notes	190	314
Other liabilities (including variable interest entity liabilities of $443 and $477)	10,879	9,927
Separate account liabilities	148,357	143,859
Total liabilities	215,177	212,876
Commitments and Contingencies (Note 8)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	8,279	8,271
Accumulated other comprehensive income, net of tax	2,026	953
Retained earnings (accumulated deficit)	261	(319)
Total stockholder’s equity	10,572	8,911
Total liabilities and stockholder’s equity	$225,749	$221,787

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Stockholder’s Equity
	(Unaudited)
Nine Months Ended September 30, 2012
Balance, beginning of period	$6	$8,271	$953	$(319)	$—	$8,911
Capital contributions from parent		8				8
Dividends declared				1		1
Net income (loss)				579	(1)	578
Change in non-controlling interest ownership					1	1
Total other comprehensive income			1,073			1,073
Balance, end of period	$6	$8,279	$2,026	$261	$—	$10,572
Nine Months Ended September 30, 2011
Balance, beginning of period	$6	$8,265	$(322)	$(562)	$—	$7,387
Capital contributions from parent		3				3
Dividends declared				—		—
Net income				53	(2)	51
Change in non-controlling interest ownership					2	2
Total other comprehensive income			1,189			1,189
Balance, end of period	$6	$8,268	$867	$(509)	$—	$8,632
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Operating Activities
Net income	$578	$51
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	262	421
Additions to deferred policy acquisition costs and present value of future profits	(253)	(274)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	49	273
Reinsurance recoverables	(49)	(25)
Receivables and other assets	41	(150)
Payables and accruals	(252)	2,235
Accrued and deferred income taxes	309	(210)
Net realized capital losses	705	(537)
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	(24)	(335)
Net decrease in equity securities, trading	21	326
Depreciation and amortization	133	147
Other, net	(10)	(90)
Net cash provided by operating activities	1,510	1,832
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	22,657	12,939
Fixed maturities, fair value option	191	40
Equity securities, available-for-sale	73	91
Mortgage loans	168	308
Partnerships	64	73
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(21,703)	(13,789)
Fixed maturities, fair value option	(182)	(661)
Equity securities, available-for-sale	(36)	(177)
Mortgage loans	(1,039)	(1,026)
Partnerships	(376)	(491)
Proceeds from business sold	—	—
Derivatives, net	(1,282)	1,674
Change in policy loans, net	—	3
Change in all other, net	(3)	4
Net cash used for investing activities	(1,468)	(1,012)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	8,363	8,736
Withdrawals and other deductions from investment and universal life-type contracts	(17,976)	(17,144)
Net transfers from separate accounts related to investment and universal life-type contracts	8,480	8,148
Net increase in securities loaned or sold under agreements to repurchase	1,585	—
Captial Contributions	(1)	—
Net repayments at maturity or settlement of consumer notes	(124)	(33)
Net cash provided by (used for) financing activities	327	(293)
Foreign exchange rate effect on cash	—	(1)
Net increase in cash	369	526
Cash — beginning of period	1,183	531
Cash — end of period	$1,552	$1,057
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(275)	$(73)
Noncash capital contributions received	8	3
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	43	—

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Accounting Policies
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “Company”, “we” or “our”) is a provider of insurance and investment products in the United States (“U.S.”) and is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”). The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”) is the ultimate parent of the Company.
On March 21, 2012, The Hartford announced the completion of an evaluation of its businesses and strategy evaluation. As a result of this review, The Hartford announced that it will focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its existing Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, Inc. ("Woodbury Financial Services", "WFS"), an indirect wholly-owned subsidiary of The Hartford.
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
On July 31, 2012, The Hartford entered into a definitive agreement to sell Woodbury Financial Services to AIG Advisor Group, Inc. ("AIG Advisor Group"), a subsidiary of American International Group, Inc. The transaction is expected to close by the end of 2012, pending regulatory approval. The WFS broker-dealer business is included in the Corporate reporting category.
On September 4, 2012, The Hartford announced it had entered into a definitive agreement to sell its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") for a cash ceding commission of $400, subject to a downward adjustment at closing of up to $51 based upon net flows adjusted for retirement plan discontinuances. The sale, which is structured as a reinsurance transaction, is expected to close in the fourth quarter of 2012 or the first quarter of 2013, subject to regulatory approvals and customary closing conditions. As part of the agreement, the Company will continue to sell retirement plans during a transition period, and MassMutual will assume all expenses and risk for these sales through a reinsurance agreement.
On September 27, 2012, The Hartford announced it had entered into a definitive agreement to sell its Individual Life insurance business to Prudential Financial, Inc. ("Prudential") for cash consideration of $615 consisting primarily of a ceding commission. The sale, which is structured as a reinsurance transaction, is expected to close in the first quarter of 2013, subject to regulatory approvals and customary closing conditions. As part of the agreement, the Company will continue to sell life insurance products and riders during a transition period, and Prudential will assume all expenses and risk for these sales through a reinsurance agreement.
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
The accompanying Condensed Consolidated Financial Statements and Notes as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
On January 1, 2012, the Company retrospectively adopted Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which clarifies the definition of policy acquisition costs that are eligible for deferral. All amounts presented for prior reporting periods related to the adoption of this standard have been revised accordingly. As a result of this accounting change, stockholder’s equity as of January 1, 2011, decreased by approximately $0.8 billion, after-tax from $8.2 billion, as previously reported, to $7.4 billion due to a reduction of the Company’s deferred acquisition cost asset ("DAC") balance related to certain costs that do not meet the provisions of the revised standard.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)
The effect of adoption of this accounting standard on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations is as follows:

	December 31, 2011
	As previously reported	Effect of change	As currently reported
Deferred policy acquisition costs and present value of future profits	$4,598	$(1,150)	$3,448
Deferred income taxes, net	$1,606	$400	$2,006
Retained earnings (accumulated deficit)	$555	$(874)	$(319)
Accumulated other comprehensive income, net of tax	$829	$124	$953
Total stockholder's equity	$9,661	$(750)	$8,911

	Three Months Ended September 30, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$280	$(67)	$213
Insurance operating costs and other expenses	$2,308	$38	$2,346
Income (loss) before income taxes	$(848)	$29	$(819)
Income tax expense (benefit)	$(323)	$7	$(316)
Net income (loss)	$(525)	$22	$(503)
Net income (loss) attributable to Hartford Life Insurance Company	$(521)	$22	$(499)

	Nine Months Ended September 30, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$542	$(121)	$421
Insurance operating costs and other expenses	$2,904	$111	$3,015
Income (loss) before income taxes	$(277)	$10	$(267)
Income tax expense (benefit)	$(315)	$(3)	$(318)
Net income	$38	$13	$51
Net income attributable to Hartford Life Insurance Company	$40	$13	$53
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
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Tax expense at the U.S. federal statutory rate	$92	$(287)	$250	$(93)
Dividends-received deduction	(26)	(40)	(87)	(165)
Foreign related investments	(5)	15	(11)	5
Valuation allowance	(4)	(5)	(17)	(65)
Other	2	1	2	—
Income tax expense (benefit)	$59	$(316)	$137	$(318)
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
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance, which related predominantly to foreign net operating losses, was $61 as of September 30, 2012 and $78 as of December 31, 2011. In evaluating the need for a valuation allowance, management considers many factors, including: future taxable temporary differences reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, and other tax planning strategies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

Net income (loss)	2012	2011	2012	2011
Individual Annuity	$158	$(335)	$396	$(57)
Individual Life	1	(25)	43	33
Retirement Plans	(7)	(23)	9	9
Mutual Funds	16	23	54	77
Runoff Operations	30	(108)	61	2
Other	5	(31)	16	(11)
Net income (loss) attributable to HLIC	$203	$(499)	$579	$53

The following table presents revenues by product line for each reporting segment, as well as the Other category.

	Three Months Ended September 30,		Nine Months Ended September 30,

Revenues	2012	2011	2012	2011
Earned premiums, fees, and other considerations
Individual Annuity
Variable annuity	$320	$384	$1,001	$1,244
Fixed / MVA and other annuity	—	20	23	31
Total Individual Annuity	320	404	1,024	1,275
Individual Life
Variable life	82	121	254	303
Universal life	106	104	341	305
Term / Other life	8	9	26	26
Total Individual Life	196	234	621	634
Retirement Plans
401(k)	79	82	244	254
Government plans	12	11	37	37
Total Retirement Plans	91	93	281	291
Mutual Funds
Non-Proprietary	115	119	348	401
Proprietary	15	15	44	45
Total Mutual Funds	130	134	392	446
Runoff Operations	64	49	173	159
Other	78	91	258	274
Total earned premiums, fees, and other considerations	879	1,005	2,749	3,079
Net investment income	697	505	2,083	1,874
Net realized capital gains (losses)	(167)	1,027	(705)	537
Total revenues	$1,409	$2,537	$4,127	$5,490

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. As of September 30, 2012, the amount of transfers from Level 1 to Level 2 was $1.2 billion , which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	September 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities (“ABS”)	$1,701	$—	$1,433	$268
Collateralized debt obligations ("CDOs")	2,188	—	1,478	710
Commercial mortgage-backed securities ("CMBS")	3,932	—	3,390	542
Corporate	30,361	—	29,015	1,346
Foreign government/government agencies	1,520	—	1,487	33
States, municipalities and political subdivisions (“Municipal”)	1,986	—	1,796	190
Residential mortgage-backed securities ("RMBS")	5,012	—	3,915	1,097
U.S. Treasuries	3,499	301	3,198	—
Total fixed maturities	50,199	301	45,712	4,186
Fixed maturities, FVO	1,343	—	829	514
Equity securities, trading	1,946	1,946	—	—
Equity securities, AFS	386	200	130	56
Derivative assets
Credit derivatives	1	—	(10)	11
Equity derivatives	41	—	—	41
Foreign exchange derivatives	278	—	278	—
Interest rate derivatives	54	—	114	(60)
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	192	—	11	181
U.S. macro hedge program	64	—	—	64
International program hedging instruments	260	—	264	(4)
Total derivative assets [1]	890	—	657	233
Short-term investments	2,568	223	2,345	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	1,911	—	—	1,911
Separate account assets [2]	142,370	102,872	38,119	1,379
Total assets accounted for at fair value on a recurring basis	$201,613	$105,542	$87,792	$8,279
Percentage of level to total	100%	52%	44%	4%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(4,108)	$—	$—	$(4,108)
Equity linked notes	(10)	—	—	(10)
Total other policyholder funds and benefits payable	(4,118)	—	—	(4,118)
Derivative liabilities
Credit derivatives	(313)	—	(22)	(291)
Equity derivatives	14	—	—	14
Foreign exchange derivatives	158	—	158	—
Interest rate derivatives	(293)	—	(295)	2
U.S. GMWB hedging instruments	482	—	47	435
U.S. macro hedge program	18	—	—	18
International program hedging instruments	(54)	—	44	(98)
Total derivative liabilities [3]	12	—	(68)	80
Other liabilities	(43)	—	—	(43)
Consumer notes [4]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(4,151)	$—	$(68)	$(4,083)

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

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At September 30, 2012 and December 31, 2011, $231 and $1.4 billion, respectively, was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	As of September 30, 2012 and December 31, 2011, excludes approximately $6.0 billion and $4.0 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2012 and December 31, 2011, 99% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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

	As of September 30, 2012
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$542	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	300bp	3,151bp	1,185bp	Decrease
Corporate [3]	354	Discounted cash flows	Spread	91bp	1,223bp	458bp	Decrease
Municipal	190	Discounted cash flows	Spread	118bp	371bp	260bp	Decrease
RMBS	1,097	Discounted cash flows	Spread	52bp	1,948bp	473bp	Decrease
			Constant prepayment rate	0.0%	12.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	28.0%	8.0%	Decrease
			Loss severity	45.0%	100.0%	79.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

	As of September 30, 2012
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$55	Option model	Equity volatility	14%	29%	Increase
Interest rate derivative
Interest rate swaps	(58)	Discounted cash flows	Swap curve beyond 30 years	2.6%	2.6%	Increase
U.S. GMWB hedging instruments
Equity options	347	Option model	Equity volatility	23%	36%	Increase
Customized swaps	269	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	82	Option model	Equity volatility	22%	33%	Increase
International hedging program
Equity options	(121)	Option model	Equity volatility	19%	27%	Increase

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, September 30, 2012, no significant adjustments were made by the Company to broker prices received.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the three months ended September 30, 2012 and 2011, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $192 and $(399), respectively. For the nine months ended September 30, 2012 and 2011, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $398 and $(279), respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $84 and $13 for the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011 the behavior risk margin was $74 and $103, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $7 and $(34) for the three months ended September 30, 2012 and 2011, respectively, and $9 and $(26) for the nine months ended September 30, 2012 and 2011.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ended September 30, 2012, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of June 30, 2012	$269	$685	$610	$1,221	$42	$506	$1,035	$4,368	$482
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1	(6)	(7)	(5)	—	(4)	(17)	(38)	32
Included in OCI [3]	8	37	17	(29)	—	13	145	191	—
Purchases	6	—	7	15	2	—	41	71	—
Settlements	(4)	(6)	(22)	(1)	(1)	—	(33)	(67)	—
Sales	(9)	—	(74)	(6)	(10)	(22)	(53)	(174)	—
Transfers into Level 3 [4]	9	—	11	179	—	—	2	201	—
Transfers out of Level 3 [4]	(12)	—	—	(28)	—	(303)	(23)	(366)	—
Fair value as of September 30, 2012	$268	$710	$542	$1,346	$33	$190	$1,097	$4,186	$514
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$1	$(6)	$(7)	$(4)	$—	$(4)	$(17)	$(37)	$32

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2012	$57	$(388)	$43	$(91)	$756	$180	$(55)	$445
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(2)	49	(12)	1	(159)	(98)	(79)	(298)
Included in OCI [3]	—	—	—	—	—	—	—	—
Purchases	2	—	24	1	19	—	15	59
Settlements	—	59	—	—	—	—	17	76
Sales	(1)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	31	—	—	—	31
Fair value as of September 30, 2012	$56	$(280)	$55	$(58)	$616	$82	$(102)	$313
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(2)	$25	$(10)	$1	$(159)	$(98)	$(51)	$(292)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of June 30, 2012	$2,662	$1,335
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(916)	(2)
Included in OCI [3]	67	—
Purchases	—	97
Settlements	98	—
Sales	—	(41)
Transfers into Level 3 [4]	—	(3)
Transfers out of Level 3 [4]	—	(7)
Fair value as of September 30, 2012	$1,911	$1,379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(916)	$8

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of June 30, 2012	$(5,143)	$(10)	$(5,153)	$(29)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1,176	—	1,176	(14)	2
Included in OCI [3]	(76)	—	(76)	—	—
Settlements	(65)	—	(65)	—	—
Fair value as of September 30, 2012	$(4,108)	$(10)	$(4,118)	$(43)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$1,176	$—	$1,176	$(14)	$2

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the nine months ended September 30, 2012, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2012	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(8)	(30)	(8)	—	(4)	(6)	(56)	53
Included in OCI [3]	39	98	57	(44)	1	31	193	375	—
Purchases	18	—	18	141	8	174	253	612	—
Settlements	(40)	(24)	(66)	(39)	(3)	—	(92)	(264)	—
Sales	(21)	(1)	(108)	(39)	(10)	(82)	(163)	(424)	(23)
Transfers into Level 3 [4]	9	317	398	438	—	—	2	1,164	—
Transfers out of Level 3 [4]	(54)	—	(75)	(600)	—	(311)	(23)	(1,063)	—
Fair value as of September 30, 2012	$268	$710	$542	$1,346	$33	$190	$1,097	$4,186	$514
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(1)	$(8)	$(3)	$(4)	$—	$(4)	$1	$(19)	$61

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	2	153	(24)	1	(332)	(275)	(64)	(541)
Included in OCI [3]	(2)	—	—	—	—	—	—	—
Purchases	10	—	59	1	42	—	(64)	38
Settlements	—	56	(16)	—	—	—	53	93
Sales	(10)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	31	23	—	8	62
Fair value as of September 30, 2012	$56	$(280)	$55	$(58)	$616	$82	$(102)	$313
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$2	$122	$(11)	$1	$(332)	$(274)	$(37)	$(531)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2012	$3,073	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1,429)	31
Included in OCI [3]	(23)	—
Purchases	—	336
Settlements	290	(1)
Sales	—	(442)
Transfers into Level 3 [4]	—	451
Transfers out of Level 3 [4]	—	(27)
Fair value as of September 30, 2012	$1,911	$1,379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(1,429)	$18

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(5,776)	$(9)	$(5,785)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1,847	(1)	1,846	(34)	2
Included in OCI [3]	26	—	26	—	—
Settlements	(205)	—	(205)	—	—
Fair value as of September 30, 2012	$(4,108)	$(10)	$(4,118)	$(43)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$1,847	$(1)	$1,846	$(34)	$2

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the three months ended September 30, 2011, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2011	$404	$1,877	$434	$1,457	$39	$266	$973	$5,450	$542
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(13)	(20)	1	(3)	—	—	—	(35)	(20)
Included in OCI [3]	(3)	(27)	(19)	(39)	(1)	45	(37)	(81)	—
Purchases	35	—	18	32	—	57	—	142	—
Settlements	(13)	(47)	(11)	(37)	(1)	—	(29)	(138)	—
Sales	(7)	—	(1)	(3)	—	—	—	(11)	—
Transfers into Level 3 [4]	10	—	20	180	25	—	62	297	(40)
Transfers out of Level 3 [4]	(13)	—	—	(68)	—	—	(1)	(82)	—
Fair value as of September 30, 2011	$400	$1,783	$442	$1,519	$62	$368	$968	$5,542	$482
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(13)	$(20)	$1	$(3)	$—	$—	$—	$(35)	$(20)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2011	$68	$(356)	$6	$(55)	$548	$251	$6	$400
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(122)	5	10	516	171	(6)	574
Included in OCI [3]	(4)	—	—	—	—	—	—	—
Purchases	—	—	25	—	—	—	—	25
Settlements	—	1	—	—	(3)	—	—	(2)
Sales	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—	—
Fair value as of September 30, 2011	$64	$(477)	$36	$(45)	$1,061	$422	$—	$997
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$—	$(120)	$5	$10	$510	$171	$(6)	$570

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of June 30, 2011	$1,668	$1,068
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1,107	11
Included in OCI [3]	105	—
Purchases	—	131
Settlements	116	—
Sales	—	(11)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	(16)
Fair value as of September 30, 2011	$2,996	$1,184
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$1,107	$8

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of June 30, 2011	$(3,783)	$(10)	$(3,793)	$(44)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1,895)	4	(1,891)	31	—
Included in OCI [3]	(118)	—	(118)	—	—
Settlements	(70)	—	(70)	—	—
Fair value as of September 30, 2011	$(5,866)	$(6)	$(5,872)	$(13)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(1,895)	$4	$(1,891)	$31	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the nine months ended September 30, 2011, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2011	$408	$1,869	$492	$1,486	$40	$258	$1,105	$5,658	$511
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(19)	(30)	13	(24)	—	—	(9)	(69)	13
Included in OCI [3]	32	78	74	(24)	(1)	53	(19)	193	—
Purchases	35	—	18	74	—	57	25	209	—
Settlements	(28)	(110)	(35)	(86)	(2)	—	(84)	(345)	(2)
Sales	(9)	(54)	(225)	(109)	—	—	(16)	(413)	(40)
Transfers into Level 3 [4]	79	30	105	396	29	—	69	708	—
Transfers out of Level 3 [4]	(98)	—	—	(194)	(4)	—	(103)	(399)	—
Fair value as of September 30, 2011	$400	$1,783	$442	$1,519	$62	$368	$968	$5,542	$482
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(19)	$(29)	$12	$(23)	$—	$—	$(9)	$(68)	$13

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2011	$47	$(344)	$4	$(53)	$600	$203	$5	$415
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(7)	(129)	7	7	457	74	(10)	406
Included in OCI [3]	(2)	—	—	—	—	—	—	—
Purchases	30	—	25	—	23	180	5	233
Settlements	—	(4)	—	1	(19)	(35)	—	(57)
Sales	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(4)	—	—	—	—	—	—	—
Fair value as of September 30, 2011	$64	$(477)	$36	$(45)	$1,061	$422	$—	$997
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(7)	$(128)	$7	$9	$449	$91	$(11)	$417

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2011	$2,002	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	550	35
Included in OCI [3]	105	—
Purchases	—	165
Settlements	339	—
Sales	—	(180)
Transfers into Level 3 [4]	—	13
Transfers out of Level 3 [4]	—	(96)
Fair value as of September 30, 2011	$2,996	$1,184
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$550	$9

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(4,258)	$(9)	$(4,267)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1,286)	3	(1,283)	24	1
Included in OCI [3]	(120)	—	(120)	—	—
Settlements	(202)	—	(202)	—	—
Fair value as of September 30, 2011	$(5,866)	$(6)	$(5,872)	$(13)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(1,286)	$3	$(1,283)	$24	$1

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

[6]
Includes fair value of reinsurance recoverables of approximately $1.7 billion and $2.5 billion as of September 30, 2012 and 2011, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Assets
Fixed maturities, FVO
Corporate	$6	$(3)	$6	$11
CRE CDOs	18	(60)	27	(41)
Foreign government	13	33	(16)	44
Other liabilities
Credit-linked notes	(14)	31	(34)	24
Total realized capital gains (losses)	$23	$1	$(17)	$38
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	September 30, 2012	December 31, 2011
Assets
Fixed maturities, FVO
ABS	$65	$65
Corporate	281	214
CRE CDOs	235	272
Foreign government	762	766
Total fixed maturities, FVO	$1,343	$1,317
Other liabilities
Credit-linked notes [1]	$43	$9

[1]	As of September 30, 2012 and December 31, 2011, the outstanding principal balance of the notes was $243 and $243, respectively.
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012			December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,952	2,120	1,952	2,099
Mortgage loans	Level 3	5,052	5,280	4,182	4,382
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	9,687	9,989	10,065	10,959
Consumer notes [2]	Level 3	188	189	310	305

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.

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

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.
4. Investments and Derivative Instruments
Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2012	2011	2012	2011
Gross gains on sales	$131	$116	$445	$317
Gross losses on sales	(83)	(26)	(245)	(159)
Net OTTI losses recognized in earnings	(13)	(42)	(77)	(92)
Valuation allowances on mortgage loans	—	—	—	25
Japanese fixed annuity contract hedges, net [1]	(24)	9	(42)	(2)
Periodic net coupon settlements on credit derivatives/Japan	4	4	4	—
Results of variable annuity hedge program
U.S. GMWB derivatives, net	381	(323)	451	(97)
U.S. macro hedge program	(109)	107	(292)	(222)
Total U.S. program	272	(216)	159	(319)
International Program	(112)	1,110	(459)	(107)
Total results of variable annuity hedge program	160	894	(300)	(426)
GMIB/GMAB/GMWB reinsurance	348	(548)	599	(212)
Coinsurance and modified coinsurance reinsurance contracts	(732)	866	(1,164)	370
Other, net [2]	42	(246)	75	716
Net realized capital gains (losses)	$(167)	$1,027	$(705)	$537

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

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $35 and $123, respectively, for the three and nine months ended September 30, 2012 and $48 and $66 for the three and nine months ended September 30, 2011, respectively. Proceeds from sales of AFS securities totaled $7.1 billion and $21.3 billion for the three and nine months ended September 30, 2012, respectively, and $4.4 billion and $14.4 billion for the three and nine months ended September 30, 2011, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2012	2011	2012	2011
Balance, beginning of period	$(1,158)	$(1,510)	$(1,319)	$(1,598)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(4)	(3)	(21)	(26)
Securities previously impaired	(7)	(26)	(15)	(42)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	96	121	279	243
Securities due to an increase in expected cash flows	1	1	4	6
Balance, end of period	$(1,072)	$(1,417)	$(1,072)	$(1,417)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,874	$40	$(213)	$1,701	$(3)	$2,361	$38	$(306)	$2,093	$(3)
CDOs [2]	2,331	50	(168)	2,188	(2)	2,055	15	(272)	1,798	(29)
CMBS	3,840	252	(160)	3,932	(9)	4,418	169	(318)	4,269	(19)
Corporate [2]	27,111	3,546	(296)	30,361	(22)	28,084	2,729	(539)	30,229	—
Foreign govt./govt. agencies	1,403	119	(2)	1,520	—	1,121	106	(3)	1,224	—
Municipal	1,812	192	(18)	1,986	—	1,504	104	(51)	1,557	—
RMBS	5,009	221	(218)	5,012	(42)	4,069	170	(416)	3,823	(97)
U.S. Treasuries	3,332	176	(9)	3,499	—	2,624	162	(1)	2,785	—
Total fixed maturities, AFS	46,712	4,596	(1,084)	50,199	(78)	46,236	3,493	(1,906)	47,778	(148)
Equity securities, AFS	399	30	(43)	386	—	443	21	(66)	398	—
Total AFS securities	$47,111	$4,626	$(1,127)	$50,585	$(78)	$46,679	$3,514	$(1,972)	$48,176	$(148)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2012 and December 31, 2011.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2012
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,444	$1,471
Over one year through five years	9,386	9,932
Over five years through ten years	8,905	9,761
Over ten years	13,923	16,202
Subtotal	33,658	37,366
Mortgage-backed and asset-backed securities	13,054	12,833
Total fixed maturities, AFS	$46,712	$50,199

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
Concentration of Credit Risk
As of September 30, 2012, the Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity, other than U.S. government and certain U.S. government securities, was the Government of Japan, which represented $1.1 billion, or 10.1% of stockholders' equity and 1.6% of total invested assets. As of December 31, 2011, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of the Notes to Consolidated Financial Statements in the Company’s 2011 Form 10-K Annual Report.
Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$1	$—	$(1)	$945	$733	$(212)	$946	$733	$(213)
CDOs [1]	20	19	(1)	2,230	2,038	(167)	2,250	2,057	(168)
CMBS	163	133	(30)	1,051	921	(130)	1,214	1,054	(160)
Corporate	941	901	(40)	1,706	1,450	(256)	2,647	2,351	(296)
Foreign govt./govt. agencies	34	33	(1)	7	6	(1)	41	39	(2)
Municipal	86	82	(4)	115	101	(14)	201	183	(18)
RMBS	135	133	(2)	1,021	805	(216)	1,156	938	(218)
U.S. Treasuries	584	575	(9)	—	—	—	584	575	(9)
Total fixed maturities	1,964	1,876	(88)	7,075	6,054	(996)	9,039	7,930	(1,084)
Equity securities	81	77	(4)	159	120	(39)	240	197	(43)
Total securities in an unrealized loss	$2,045	$1,953	$(92)	$7,234	$6,174	$(1,035)	$9,279	$8,127	$(1,127)

	December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$420	$385	$(35)	$1,002	$731	$(271)	$1,422	$1,116	$(306)
CDOs [1]	80	58	(22)	1,956	1,706	(250)	2,036	1,764	(272)
CMBS	911	830	(81)	1,303	1,066	(237)	2,214	1,896	(318)
Corporate [1]	2,942	2,823	(119)	2,353	1,889	(420)	5,295	4,712	(539)
Foreign govt./govt. agencies	24	23	(1)	40	38	(2)	64	61	(3)
Municipal	202	199	(3)	348	300	(48)	550	499	(51)
RMBS	355	271	(84)	1,060	728	(332)	1,415	999	(416)
U.S. Treasuries	185	184	(1)	—	—	—	185	184	(1)
Total fixed maturities	5,119	4,773	(346)	8,062	6,458	(1,560)	13,181	11,231	(1,906)
Equity securities	115	90	(25)	104	63	(41)	219	153	(66)
Total securities in an unrealized loss	$5,234	$4,863	$(371)	$8,166	$6,521	$(1,601)	$13,400	$11,384	$(1,972)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
As of September 30, 2012, AFS securities in an unrealized loss position, comprised of 1,498 securities, primarily related to commercial real estate, corporate securities within the financial services sector, RMBS and ABS which have experienced price deterioration. As of September 30, 2012, 82% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2012 was primarily attributable to credit spread tightening and declining interest rates.
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
Mortgage Loans

	September 30, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$5,071	$(19)	$5,052	$4,205	$(23)	$4,182
Total mortgage loans	$5,071	$(19)	$5,052	$4,205	$(23)	$4,182

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2012 and December 31, 2011, the carrying value of mortgage loans associated with the valuation allowance was $345 and $347, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, as of September 30, 2012 and $57 and $4, respectively, as of December 31, 2011. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2012	2011
Balance as of January 1	$(23)	$(62)
Additions	—	25
Deductions	4	13
Balance as of September 30	$(19)	$(24)

The current weighted-average loan-to-value ("LTV") ratio of the Company’s commercial mortgage loan portfolio was 63% as of September 30, 2012, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. Debt service coverage ratios ("DSCRs") compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.41x as of September 30, 2012. The Company held only one delinquent commercial mortgage loan past due by 90 days or more with a carrying value and valuation allowance of $32 and $0, respectively, as of September 30, 2012 and is not accruing income.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2012		December 31, 2011
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$240	1.84x	$422	1.67x
65% - 80%	1,998	2.23x	1,779	1.57x
Less than 65%	2,814	2.59x	1,981	2.45x
Total commercial mortgage loans	$5,052	2.41x	$4,182	1.99x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$98	1.9%	$59	1.4%
Middle Atlantic	391	7.7%	401	9.6%
Mountain	62	1.2%	61	1.5%
New England	227	4.5%	202	4.8%
Pacific	1,557	30.8%	1,268	30.3%
South Atlantic	1,022	20.2%	810	19.4%
West North Central	16	0.3%	16	0.4%
West South Central	249	4.9%	115	2.7%
Other [1]	1,430	28.5%	1,250	29.9%
Total mortgage loans	$5,052	100.0%	$4,182	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$107	2.1%	$127	3.0%
Industrial	1,521	30.1%	1,262	30.2%
Lodging	82	1.6%	84	2.0%
Multifamily	971	19.2%	734	17.6%
Office	1,126	22.3%	836	20.0%
Retail	1,046	20.7%	918	22.0%
Other	199	4.0%	221	5.2%
Total mortgage loans	$5,052	100.0%	$4,182	100.0%

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

	September 30, 2012			December 31, 2011
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$446	$420	$14	$491	$474	$25
Investment funds [4]	133	20	106	—	—	—
Limited partnerships	6	3	3	7	3	4
Total	$585	$443	$123	$498	$477	$29

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of September 30, 2012 and December 31, 2011.
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
Repurchase Agreements and Dollar Roll Agreements
The Company enters into repurchase agreements and dollar roll transactions to earn spread income, or to access liquidity relating to derivative instruments. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase transaction where a mortgage backed security is sold with an agreement to repurchase substantially the same security at specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase agreements and dollar roll transactions, the Company transfers U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $1.6 billion as of September 30, 2012. Securities sold under agreement to repurchase were $(1.6) billion as of September 30, 2012.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Derivative Instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, during the three months ended September 30, 2012, the Company entered into interest rate swaptions to hedge the interest rate risk of the securities being transferred related to the sale of the Retirement Plan business segment.
The Company also enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2012 and December 31, 2011, the notional amount of interest rate swaps in offsetting relationships was $5.1 billion.
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
The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Customized swaps	$8,153	$8,389	$269	$385
Equity swaps, options, and futures	6,330	5,320	308	498
Interest rate swaps and futures	5,330	2,697	97	11
Total	$19,813	$16,406	$674	$894

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
The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Equity futures	$—	$59	$—	$—
Equity options	5,583	6,760	82	357
Total	$5,583	$6,819	$82	$357
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
The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Credit derivatives	$50	$—	$6	$—
Currency forwards [1]	10,148	8,622	14	446
Currency options	9,088	7,038	107	72
Equity futures	2,356	2,691	—	—
Equity options	3,299	1,120	(151)	(3)
Equity swaps [2]	2,588	392	34	(8)
Interest rate futures	727	739	—	—
Interest rate swaps and swaptions	23,921	8,117	196	35
Total	$52,177	$28,719	$206	$542

[1]
 As of September 30, 2012 and December 31, 2011 net notional amounts are $1.9 billion and $7.2 billion, respectively, which include $6.0 billion and $7.9 billion, respectively, related to long positions and $4.1 billion and $0.7 billion, respectively, related to short positions.

[2]
As of September 30, 2012 the net notional amount is $0.8 billion which includes $1.7 billion related to long positions and $0.9 billion related to short positions. As of December 31, 2011 the net notional amount of $0.4 billion related to long positions only.

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Cash flow hedges
Interest rate swaps	$5,587	$6,339	$234	$276	$234	$276	$—	$—
Foreign currency swaps	164	229	(17)	(5)	4	17	(21)	(22)
Total cash flow hedges	5,751	6,568	217	271	238	293	(21)	(22)
Fair value hedges
Interest rate swaps	776	1,007	(61)	(78)	—	—	(61)	(78)
Foreign currency swaps	40	677	15	(39)	15	64	—	(103)
Total fair value hedges	816	1,684	(46)	(117)	15	64	(61)	(181)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	9,494	6,252	(412)	(435)	448	417	(860)	(852)
Foreign exchange contracts
Foreign currency swaps and forwards	224	208	(10)	(10)	5	3	(15)	(13)
Japan 3Win foreign currency swaps	2,054	2,054	78	184	78	184	—	—
Japanese fixed annuity hedging instruments	1,648	1,945	371	514	392	540	(21)	(26)
Credit contracts
Credit derivatives that purchase credit protection	679	1,134	(1)	23	10	35	(11)	(12)
Credit derivatives that assume credit risk [1]	2,596	2,212	(308)	(545)	12	2	(320)	(547)
Credit derivatives in offsetting positions	5,342	5,020	(28)	(43)	66	101	(94)	(144)
Equity contracts
Equity index swaps and options	748	1,433	42	23	55	36	(13)	(13)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	30,213	34,569	(1,413)	(2,538)	—	—	(1,413)	(2,538)
U.S. GMWB reinsurance contracts	6,116	7,193	199	443	199	443	—	—
U.S. GMWB hedging instruments	19,813	16,406	674	894	842	1,022	(168)	(128)
U.S. macro hedge program	5,583	6,819	82	357	82	357	—	—
International program product derivatives [2]	1,949	2,009	(22)	(30)	—	—	(22)	(30)
International program hedging instruments	52,177	28,719	206	542	695	672	(489)	(130)
Other
GMAB, GMWB, and GMIB reinsurance contracts	20,598	21,627	(2,673)	(3,207)	—	—	(2,673)	(3,207)
Coinsurance and modified coinsurance reinsurance contracts	47,871	50,756	1,712	2,630	2,370	2,901	(658)	(271)
Total non-qualifying strategies	207,105	188,356	(1,503)	(1,198)	5,254	6,713	(6,757)	(7,911)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$213,672	$196,608	$(1,332)	$(1,044)	$5,507	$7,070	$(6,839)	$(8,114)
Balance Sheet Location
Fixed maturities, available-for-sale	$416	$416	$(25)	$(45)	$—	$—	$(25)	$(45)
Other investments	59,244	51,231	890	1,971	1,651	2,745	(761)	(774)
Other liabilities	47,183	28,717	12	(254)	1,287	981	(1,275)	(1,235)
Consumer notes	27	35	(2)	(4)	—	—	(2)	(4)
Reinsurance recoverable	50,815	55,140	1,911	3,073	2,569	3,344	(658)	(271)
Other policyholder funds and benefits payable	55,987	61,069	(4,118)	(5,785)	—	—	(4,118)	(5,785)
Total derivatives	$213,672	$196,608	$(1,332)	$(1,044)	$5,507	$7,070	$(6,839)	$(8,114)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
 Change in Notional Amount
The net increase in notional amount of derivatives since December 31, 2011, was primarily due to the following:

•
The $52.2 billion notional amount related to the international program hedging instruments as of September 30, 2012, consisted of $47.2 billion of long positions and $5.0 billion of offsetting short positions, resulting in a net notional amount of $42.2 billion. The $28.7 billion notional amount as of December 31, 2011, consisted of $28.0 billion of long positions and $0.7 billion of offsetting short positions, resulting in a net notional amount of $27.3 billion. The increase in net notional of $14.9 billion primarily resulted from the Company increasing its hedging of interest rate exposure.

Change in Fair Value
The net decrease in the total fair value of derivative instruments since December 31, 2011, was primarily related to the following:

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to a liability model assumption update, favorable policyholder behavior, and lower equity market volatility.

•	The increase in fair value related to credit derivatives that assume credit risk was primarily due to credit spread tightening.

•
The fair value related to the international program hedging instruments decreased as a result of an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•	The fair value related to the U.S. macro hedge program decreased due to an improvement in domestic equity markets, passage of time, and lower equity volatility.

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to a decline in U.S. interest rates, depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

•
GMAB, GMWB and GMIB reinsurance contracts represent the guarantees that are internally reinsured from HLIKK.  The fair value of these liabilities has declined as a result of a sustained recovery in the equity markets and exchange rates, partially offset by decreases in interest rates and volatility.  For a discussion related to the reinsurance agreement refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on this transaction.

•
The Coinsurance and modified coinsurance reinsurance contracts represents U.S. and International guarantees that are ceded to an affiliate.  The primary driver of the decline in the fair value of these derivatives is a result of changes in the unrealized gains/losses of the underlying portfolios associated with these contract.  For a discussion related to the reinsurance agreement refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on this transaction.

Cash Flow Hedges
The following tables presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Interest rate swaps	$21	$211	$82	$253	$—	$(2)	$—	$(2)
Foreign currency swaps	(1)	(4)	(18)	(2)	—	—	—	—
Total	$20	$207	$64	$251	$—	$(2)	$—	$(2)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships (continued)

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2012	2011	2012	2011
Interest rate swaps	Net realized capital gain/(loss)	$1	$4	$5	$6
Interest rate swaps	Net investment income	26	20	77	59
Foreign currency swaps	Net realized capital gain/(loss)	1	(9)	(7)	2
Total		$28	$15	$75	$67
As of September 30, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $83. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecast transactions, excluding interest payments on existing variable-rate financial instruments) is less than one year.
 During the three months ended September 30, 2012, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the nine months ended September 30, 2012, the Company had $7 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the three and nine months ended September 30, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$(2)	$1	$(42)	$43	$(8)	$4	$(57)	$57
Foreign currency swaps
Net realized capital gain/(loss)	(6)	6	(28)	28	(8)	8	8	(8)
Benefits, losses and loss adjustment expenses	—	—	(5)	5	(6)	6	(14)	14
Total	$(8)	$7	$(75)	$76	$(22)	$18	$(63)	$63

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies

Gain or (Loss) Recognized within Net Realized Capital Gains and Losses
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(4)	$9	$(6)	$16
Foreign exchange contracts
Foreign currency swaps and forwards	(1)	11	12	4
Japan 3Win foreign currency swaps [1]	15	39	(106)	14
Japanese fixed annuity hedging instruments [2]	24	103	(46)	98
Credit contracts
Credit derivatives that purchase credit protection	4	18	(15)	5
Credit derivatives that assume credit risk	61	(146)	194	(143)
Equity contracts
Equity index swaps and options	(9)	(40)	(22)	(38)
Variable annuity hedge program
U.S. GMWB product derivatives	823	(1,315)	1,235	(1,047)
U.S. GMWB reinsurance contracts	(184)	241	(265)	180
U.S. GMWB hedging instruments	(258)	751	(519)	567
U.S. macro hedge program	(109)	107	(292)	6
International program product derivatives	5	(32)	13	(27)
International program hedging instruments	(117)	1,142	(472)	857
Other
GMAB, GMWB, and GMIB reinsurance contracts	348	(548)	599	(212)
Coinsurance and modified coinsurance reinsurance contracts	(732)	866	(1,164)	370
Total	$(134)	$1,206	$(854)	$650

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(46) and $(93) for the three months ended September 30, 2012 and 2011, respectively, and $19 and $(100) for the nine months ended September 30, 2012 and 2011, respectively.

[2]
 The associated liability is adjusted for changes in spot rates through realized capital gains and was $(54) and $(115) for the three months ended September 30, 2012 and 2011, respectively and $33 and $(125) for the nine months ended September 30, 2012 and 2011, respectively.

 For the three and nine months ended September 30, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss for the three months ended September 30, 2012, associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets, partially offset by appreciation of the Japanese yen in relation to the euro and the U.S. dollar. The net loss for the nine months ended September 30, 2012, was primarily driven by an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decrease in interest rates.

•
The net gain for the three and nine months ended September 30, 2012, on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an improvement in global and domestic equity markets and a decrease in currency volatility.

•
The net loss for the nine and nine months ended September 30, 2012 on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 10 for more information on this transaction.

•
For the nine months ended September 30, 2012, the net loss related to the Japan 3Win foreign currency swaps was primarily due to a decline in U.S. interest rates, depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)

•	The net gain for the nine months ended September 30, 2012 on the credit derivatives that assume credit risk was primarily driven by credit spread tightening.

•
For the three and nine months ended September 30, 2012 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of a liability model assumption update, a decrease in domestic equity volatility and outperformance of the underlying actively managed funds as compared to their respective indices.

For the three and nine months ended September 30, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain associated with the international program hedging instruments was primarily due to a decrease in equity markets and foreign currency movements, primarily the Japanese yen strengthening in comparison to the euro.

•
For the three months ended September 30, 2011, the net loss associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decrease in the equity markets and the strengthening of the Japanese yen in comparison to the euro. For the nine months ended September 30, 2011, the net loss associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decrease in equity markets and an increase in Japan currency volatility.

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
 As of September 30, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,864	$(4)	3 years	Corporate Credit/ Foreign Gov.	A	$899	$(23)
Below investment grade risk exposure	114	(1)	1 year	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,259	3	3 years	Corporate Credit	BBB+	1,306	(1)
Investment grade risk exposure	238	(18)	4 years	CMBS Credit	A	237	18
Below investment grade risk exposure	352	(282)	3 years	Corporate Credit	BB	—	—
Below investment grade risk exposure	115	(31)	4 years	CMBS Credit	B+	115	31
Embedded credit derivatives
Investment grade risk exposure	125	114	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	200	176	4 years	Corporate Credit	BB+	—	—
Total	$5,267	$(43)				$2,671	$22
 As of December 31, 2011

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,067	$(18)	3 years	Corporate Credit/ Foreign Gov.	A+	$915	$(19)
Below investment grade risk exposure	125	(7)	2 years	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,375	(71)	3 years	Corporate Credit	BBB+	1,128	17
Investment grade risk exposure	353	(63)	5 years	CMBS Credit	BBB+	353	62
Below investment grade risk exposure	477	(441)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	245	5 years	Corporate Credit	BB+	—	—
Total	$4,722	$(331)				$2,510	$57

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

[4]
Includes $2.6 billion and $2.7 billion as of September 30, 2012 and December 31, 2011, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $353 and $478 as of September 30, 2012 and December 31, 2011, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

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

Changes in the DAC balance are as follows:	Nine Months Ended September 30,

	2012	2011
Balance, beginning of period, as currently reported	$3,448	$3,694
Deferred costs	253	274
Amortization — DAC	(260)	(278)
Amortization — Unlock benefit, pre-tax	(2)	(143)
Adjustments to unrealized gains and losses on securities available-for-sale and other [1]	(345)	(189)
Effect of currency translation	—	1
Balance, end of period	$3,094	$3,359
[1] Other includes a $16 reduction of the DAC asset as a result of the sale of assets used to administer the Company's PPLI business in 2012. The reduction is directly attributable to this transaction as it results in lower future estimated gross profits than originally estimated on these products. For further information regarding this transaction see Note 13 of the Notes to Condensed Consolidated Financial Statements.

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,158	$228
Incurred	162	84
Paid	(196)	—
Unlock	(165)	21
Currency Translation Adjustment	(1)	—
Liability balance as of September 30, 2012	$958	$333
Reinsurance recoverable asset, as of January 1, 2012	$724	$22
Incurred	90	(2)
Paid	(90)	—
Unlock	(108)	—
Reinsurance recoverable asset, as of September 30, 2012	$616	$20

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2011	$1,115	$113
Incurred	205	29
Paid	(200)	—
Unlock	168	66
Currency Translation Adjustment	8	—
Liability balance as of September 30, 2011	$1,296	$208
Reinsurance recoverable asset, as of January 1, 2011	$686	$30
Incurred	99	(10)
Paid	(101)	—
Unlock	113	—
Reinsurance recoverable asset, as of September 30, 2011	$797	$20

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table presents details concerning GMDB and GMIB exposure as of September 30, 2012:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$20,175	$4,204	$285	69
With 5% rollup [2]	1,484	392	27	69
With Earnings Protection Benefit Rider (“EPB”) [3]	5,159	619	18	66
With 5% rollup & EPB	576	131	27	69
Total MAV	27,394	5,346	357
Asset Protection Benefit (APB) [4]	20,816	1,282	249	67
Lifetime Income Benefit (LIB) – Death Benefit [5]	1,085	42	12	65
Reset [6] (5-7 years)	3,165	158	83	69
Return of Premium [7] /Other	22,147	381	82	66
Subtotal U.S. GMDB	74,607	$7,209	$783	67
Less: General Account Value with U.S. GMBD	7,380
Subtotal Separate Account Liabilities with GMDB	67,227
Separate Account Liabilities without U.S. GMDB	81,130
Total Separate Account Liabilities	$148,357
Japan GMDB [10], [11]	$16,883	$4,231	$—	68
Japan GMIB [10], [11]	$16,179	$3,904	$—	68

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $20.1 billion and $21.1 billion as of September 30, 2012 and December 31, 2011, respectively. The GRB related to the Japan GMAB and GMWB was $531 and $567 as of September 30, 2012 and December 31, 2011, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of September 30, 2012, 100% of RNAR is reinsured to an affiliate. See Note 10 of the Notes to Condensed Consolidated Financial statements.

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
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	September 30, 2012	December 31, 2011
Equity securities (including mutual funds)	$60,631	$61,472
Cash and cash equivalents	6,596	7,516
Total	$67,227	$68,988
As of September 30, 2012 and December 31, 2011, approximately 17% and 17%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 18% and 83%, respectively, were invested in equity securities through these funds.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Sales Inducements

Changes in sales inducement activity are as follows:	Nine Months Ended September 30,

	2012	2011
Balance, beginning of period	$186	$197
Sales inducements deferred	3	5
Amortization – Unlock	(57)	(5)
Amortization charged to income	(11)	(10)
Balance, end of period	$121	$187

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
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2012, is $296. Of this $296 the legal entities have posted collateral of $310 in the normal course of business. Based on derivative market values as of September 30, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $21 to be posted as collateral. Based on derivative market values as of September 30, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $25 to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted. The Company has re-negotiated the rating triggers with two of the counterparties and is in the process of re-negotiating the rating triggers with the remaining counterparty. As of September 30, 2012 the notional amount and fair value related to the one counterparty in which the rating trigger is still in process of re-negotiation is $1.0 billion and $35, respectively. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of September 30, 2012, this counterparty would owe the Company the derivatives fair value of $35. The counterparty has not exercised this termination right.
9. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated the following compensation expense and income tax benefit.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Stock-based compensation plans (benefit)/expense	$7	$(6)	$24	$8
Income tax (benefit)/expense	(2)	2	(8)	(3)
Total stock-based compensation plans (benefit)/expense, net of tax	$5	$(4)	$16	$5
The Company did not capitalize any cost of stock-based compensation.
10. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2012 and December 31, 2011, the Company had $53 and $54 of reserves for claim annuities purchased by affiliated entities. The Company recorded earned premiums of $2 for the three months ended September 30, 2012 and 2011 and $26 and $6 for the nine months ended September 30, 2012 and 2011, respectively, for these intercompany claim annuities. In the fourth quarter of 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of September 30, 2012 and December 31, 2011, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK, a wholly owned Japanese subsidiary of Hartford Life, Inc., subsequently reinsured in-force and prospective MVA annuities to the Company effective September 1, 2004. As of September 30, 2012 and December 31, 2011, $2.3 billion and $2.6 billion, respectively, of the account value had been assumed by the Company.
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
HLAI entered into three additional reinsurance agreements with HLIKK under which HLIKK agreed to cede and HLAI agreed to reinsure certain variable annuity contracts. Effective September 30, 2007, HLAI assumed in-force and prospective GMAB, GMIB and GMDB riders issued by HLIKK on certain variable annuity business. Effective February 29, 2008, HLAI assumed in-force and prospective GMIB and GMDB riders issued on or after February 1, 2008 by HLIKK on certain variable annuity business. Effective October 1, 2008, HLAI assumed in-force and prospective GMDB riders issued on or after April 1, 2005 by HLIKK on certain variable annuity business. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserve which is not reported at fair value. The liability for the assumed GMDB reinsurance was $29 and $50 and the net amount at risk for the assumed GMDB reinsurance was $4.2 billion and $5.0 billion at September 30, 2012 and December 31, 2011, respectively.
While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $2.7 billion and $3.2 billion at September 30, 2012 and December 31, 2011, respectively.
Effective November 1, 2010, HLAI entered into a reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly owned UK subsidiary of HLAI. Through this agreement, HLL agreed to cede, and HLAI agreed to reinsure, GMDB and GMWB risks issued by HLL on its variable annuity business. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $6 and $5 and the net amount at risk for the assumed GMDB reinsurance was $48 and $80 at September 30, 2012 and December 31, 2011, respectively.
While the form of the agreements between HLAI and HLIKK, and HLAI and HLL for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability was $28 and $37 at September 30, 2012 and December 31, 2011, respectively.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Transactions with Affiliates (continued)
The impact of this transaction on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Earned premiums	$(18)	$(19)	$(53)	$(50)
Net realized gains (losses) [1]	(664)	977	(1,192)	484
Total revenues	(682)	958	(1,245)	434
Benefits, losses and loss adjustment expenses	(14)	(12)	(42)	(37)
Insurance operating costs and other expenses	(317)	1,821	(822)	1,445
Total expenses	(331)	1,809	(864)	1,408
Income (loss) before income taxes	(351)	(851)	(381)	(974)
Income tax expense (benefit)	$(123)	$(298)	$(133)	$(336)
Net loss	(228)	(553)	(248)	(638)
[1] Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Condensed Consolidated Balance Sheets include a modco reinsurance (payable)/recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $(2.1) billion , $323, $1.7 billion, respectively at September 30, 2012 and $(2.9) billion, $0, $2.6 billion , respectively at December 31, 2011.

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
11. Goodwill
The carrying value of goodwill allocated to reporting units as of September 30, 2012 and December 31, 2011 is as follows:

	Gross	Accumulated Impairments	Carrying Value
Individual Life	$224	$—	$224
Retirement Plans	87	—	87
Mutual Funds	159	—	159
Total Goodwill	$470	$—	$470
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed interim impairment tests during each of the first three quarters of 2012 for these two reporting units which resulted in no impairment of goodwill. Both reporting units passed the first step of the interim goodwill impairment test with a significant margin.
The fair value of the Retirement Plans and Individual Life reporting units for the third quarter is based on a negotiated transaction price. There could be a positive or negative impact on the result of step one in future periods based on ultimate transaction prices, market conditions and business operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Restructuring and Other Costs
As a result of a strategic business evaluation, The Hartford is currently focusing on its Property and Casualty, Group Benefits and Mutual Fund businesses. In the third quarter of 2012, The Hartford entered into definitive agreements to sell its Individual Life and Retirement Plans businesses and Woodbury Financial Services. In addition, The Hartford's existing Individual Annuity business has been placed into runoff. For further discussion of The Hartford's strategic business evaluation and these transactions, see Note 1 of the Notes to Condensed Consolidated Financial Statements.
These actions, in addition to previously disclosed restructuring activities aimed at reducing overall expense levels, will result in termination benefits to current employees not transitioned to the buyers whose roles are impacted by the Hartford's continued alignment with its current business plans, costs to terminate leases and other contracts and asset impairment charges. The Hartford intends to complete much of these restructuring activities over the next 12-18 months.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through September 30, 2012. Additional costs are expected to be incurred in subsequent quarters and such costs will be accrued when appropriate. Asset impairment charges were recorded in the nine months ended September 30, 2012 and will be recorded in subsequent quarters, as appropriate.
The total costs associated with restructuring and other are currently expected to be approximately $154, pre-tax, with the additional costs attributable mainly to severance and other related costs and consulting. Actual costs associated with restructuring may differ from these estimates as The Hartford executes on its operational and strategic initiatives.
Restructuring and other costs, pre-tax incurred by the Company in connection with these activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Severance benefits and related costs	$32	$—	$50	$—
Professional fees	6	—	14	—
Asset impairment charges	—	—	3	—
Total restructuring and other costs	$38	$—	$67	$—
The following table presents restructuring and other costs, included in insurance operating costs and other expenses in the Company's Condensed Consolidated Statements of Operations for each reporting segment, as well as the Other category.

	Three Months Ended September 30,		Nine Months Ended September 30,		Total Estimated Costs
	2012	2011	2012	2011
Individual Life	$18	$—	$25	$—	$30
Retirement Plans	10	—	14	—	16
Mutual Funds	1	—	2	—	4
Runoff Operations	5	—	8	—	12
Other	4	—	18	—	92
Total restructuring and other costs	$38	$—	$67	$—	$154
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Condensed Consolidated Balance Sheets are as follows:

	Nine Months Ended September 30, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$—	$—	$—	$—
Accruals/provisions	50	14	3	67
Payments/write-offs	(39)	(7)	(3)	(49)
Balance, end of period	$11	$7	$—	$18

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Sale of Assets
Servicing Agreement of Hartford Life Private Placement LLC
On July 13, 2012, The Hartford closed a sale transaction with Philadelphia Financial Group, Inc. (“Philadelphia Financial”) whereby Philadelphia Financial acquired certain assets used to administer the Company's private placement life insurance (“PPLI”) businesses and will service the PPLI businesses. The Company retained certain corporate functions associated with this business as well as the mortality risk on the insurance policies. Upon closing, the Company recorded a deferred gain of $61 after-tax, which will be amortized over the estimated life of the underlying insurance policies. The PPLI business is included in the Runoff Operations reporting segment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of September 30, 2012, and its results of operations for the three and nine months ended September 30, 2012 compared to the equivalent 2011 period. This discussion should be read in conjunction with the MD&A in Hartford Life Insurance Company’s 2011 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,

	2012	2011	Change	2012	2011	Change
Fee income and other	$878	$945	(7%)	$2,680	$2,899	(8%)
Earned premiums	1	60	(98%)	69	180	(62%)
Net investment income:
Securities available-for-sale and other	622	652	(5%)	1,927	1,977	(3%)
Equity securities, trading [1]	75	(147)	NM	156	(103)	NM
Total net investment income	697	505	38%	2,083	1,874	11%
Net realized capital gains (losses)	(167)	1,027	NM	(705)	537	NM
Total revenues	1,409	2,537	(44%)	4,127	5,490	(25%)
Benefits, losses and loss adjustment expenses	762	938	(19%)	2,198	2,414	(9%)
Benefits, losses and loss adjustment expenses – returns credited on international unit – linked bonds and pension products [1]	75	(146)	NM	155	(103)	NM
Amortization of deferred policy acquisition costs and present value of future profits	91	213	(57%)	262	421	(38%)
Insurance operating costs and other expenses	215	2,346	(91%)	782	3,015	(74%)
Dividends to policyholders	4	5	(20%)	15	10	50%
Total benefits, losses and expenses	1,147	3,356	(66%)	3,412	5,757	(41%)
Income (loss) before income taxes	262	(819)	NM	715	(267)	NM
Income tax expense (benefit)	59	(316)	NM	137	(318)	NM
Net income (loss)	203	(503)	NM	578	51	NM
Net income (loss) attributable to noncontrolling interest	—	(4)	100%	(1)	(2)	50%
Net income (loss) attributable to HLIC	$203	$(499)	NM	$579	$53	NM

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting international unit – linked bonds and pension products business, which are classified in net investment income with corresponding amounts credited to policyholders.

Three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011
Net income increased for the three and nine months ended September 30, 2012 primarily due to decreased losses from the affiliate modco reinsurance agreement and lower Unlock charges. These increases were partially offset by increased net realized capital losses in both periods. For further discussion of Unlocks see MD&A - Critical Accounting Estimates.
The affiliate modco reinsurance agreement increased earnings by $325 and $390, respectively, for the three and nine months ended September 30, 2012 as compared to 2011 for modco net losses of $228 and $248, respectively, for the three and nine months ended September 30, 2012. The most significant fluctuations of the modco agreement were within net realized capital gains (losses) and insurance operating costs and other expenses, which are primarily due to changes in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 10 of the Notes to Condensed Consolidated Financial Statements.
Net realized capital gains (losses), excluding the impacts of the affiliate modco reinsurance agreement, increased by $447 and $434, respectively, for the three and nine months ended September 30, 2012 as compared to the prior year periods to net realized capital gains of $497 and $487, respectively, for the three and nine months ended September 30, 2012. For further discussion of net realized capital gains (losses), see MD&A - Net Realized Capital Gains (Losses).
The Company's effective tax rate for 2012 and 2011 differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD and the utilization of foreign net operating losses. Income tax expense for the three and nine months ended September 30, 2012 includes an income tax benefit of $26 and $87, respectively, compared to an income tax benefit of $40 and $165, respectively, for the three and nine months ended September 30, 2011 related to permanent differences for the separate account DRD. The utilization of foreign net operating losses resulted in the release of $4 and $17, respectively, of the deferred tax asset valuation allowance for the three and nine months ended September 30, 2012 and the release of $5 and $65, respectively, of the deferred tax asset valuation allowance for the three and nine months ended September 30, 2011. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

Investment Results
Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2012	2011	2012	2011
Gross gains on sales	$131	$116	$445	$317
Gross losses on sales	(83)	(26)	(245)	(159)
Net OTTI losses recognized in earnings	(13)	(42)	(77)	(92)
Valuation allowances on mortgage loans	—	—	—	25
Japanese fixed annuity contract hedges, net [1]	(24)	9	(42)	(2)
Periodic net coupon settlements on credit derivatives/Japan	4	4	4	—
Results of variable annuity hedge program
U.S. GMWB derivatives, net	381	(323)	451	(97)
U.S. macro hedge program	(109)	107	(292)	(222)
Total U.S. program	272	(216)	159	(319)
International Program	(112)	1,110	(459)	(107)
Total results of variable annuity hedge program	160	894	(300)	(426)
GMIB/GMAB/GMWB reinsurance	348	(548)	599	(212)
Coinsurance and modified coinsurance reinsurance contracts	(732)	866	(1,164)	370
Other, net [2]	42	(246)	75	716
Net realized capital gains (losses)	$(167)	$1,027	$(705)	$537

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
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Gross gains and losses on sales

•
Gross gains and losses on sales for the three and nine months ended September 30, 2012 were predominately from investment grade corporate securities and U.S. treasuries due to tactical repositioning of the portfolio.

•
Gross gains and losses on sales for the three and nine months ended September 30, 2011 were predominately from sales of investment grade corporate securities and CMBS as the Company reduced its commercial real estate exposure.

Variable annuity hedge program

•
For the three and nine months ended September 30, 2012, the gain on U.S. GMWB related derivatives, net, was primarily due to liability model assumption updates of $301 and decreased domestic equity volatility of $42 and $73, respectively, and outperformance of the underlying actively managed funds as compared to their respective indices of $25 and $34, respectively.

•
For the three and nine months ended September 30, 2012 the loss on the U.S. macro hedge program was primarily due to losses of $47 and $124, respectively, related to an increase in domestic equity markets, losses of $49 and $121, respectively, related to the passage of time, and losses of $16 and $56, respectively, related to a decrease in equity volatility.

•
For the three months ended September 30, 2012, the loss associated with the international program was primarily driven by an improvement in global and domestic equity markets, partially offset by gains due to an appreciation of the Japanese yen in relation to the euro and the U.S. dollar. For the nine months ended September 30, 2012 the loss associated with the international program was primarily driven by an improvement in global and domestic equity markets, depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by gains driven by a decline in interest rates.

•
The loss on GMWB related derivatives, net, for the three and nine months ended September 30, 2011 was primarily due to a decrease in long-term interest rates that resulted in a charge of $247 and $261, respectively, and a higher interest rate volatility that resulted in a charge of $72 and $76, respectively. The gain on the U.S. macro hedge program for the three months ended September 30, 2011 was primarily due to a decrease in domestic equity markets. The gain on the international program for the three and nine months ended September 30, 2011 was primarily the result of a decrease in global and domestic equity markets, and the appreciation of the Japanese yen in relation to the euro.

Other, net

•
Other, net gain for the three and nine months ended September 30, 2012, was primarily due to gains of $76 and $187, respectively, on credit derivatives driven by credit spread tightening, partially offset by losses of $31 and $87, respectively, related to Japan 3Win foreign currency swaps primarily driven by the strengthening of the currency basis swap spread between U.S. dollar and Japanese yen and the decline in U.S. interest rates.

•
Other, net loss for the three and nine months ended September 30, 2011 was primarily due to losses of $152 and $125 on credit derivatives and fair value option securities driven by credit spread widening and losses of $54 and $86, respectively, on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S. interest rates. In addition, losses of $42 for the three and nine months ended September 30, 2011 resulted from equity futures and options used to hedge equity market risk in the investment portfolio due to an increase in the equity market during the hedged period.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2011 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for September 30, 2012 results.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of the DAC asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 1 and Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information on DAC. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on death and other insurance benefit feature reserves.
In the third quarter of 2012, the Company completed its annual comprehensive non-market related policyholder behavior assumption study and incorporated the results of the study into its projections of future gross profits. All assumptions changes are considered an Unlock in the period of revision. The Company will continue to evaluate our assumptions related to policyholder behavior as we begin to implement initiatives to reduce the size of the variable annuity business.
The after-tax (charge) benefit to net income (loss) by asset and liability as a result of the Unlock is as follows:
For the three months ended September 30, 2012 and 2011

	Individual Annuity		Individual Life		Retirement Plans		Runoff Operations		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$(8)	$(41)	$11	$(26)	$(9)	$(27)	$—	$6	$(6)	$(88)
SIA	(37)	(2)	—	—	—	(1)	—	1	(37)	(2)
URR	—	—	(8)	11	—	—	6	—	(2)	11
Death and Other Insurance Benefit Reserves	23	(59)	(9)	(43)	—	—	(7)	1	7	(101)
Total	$(22)	$(102)	$(6)	$(58)	$(9)	$(28)	$(1)	$8	$(38)	$(180)

For the nine months ended September 30, 2012 and 2011

	Individual Annuity		Individual Life		Retirement Plans		Runoff Operations		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$(3)	$(35)	$7	$(29)	$(5)	$(27)	$—	$2	$(1)	$(89)
SIA	(37)	(2)	—	—	—	(1)	—	1	(37)	(2)
URR	1	—	(6)	12	—	—	6	—	1	12
Death and Other Insurance Benefit Reserves	57	(36)	(14)	(43)	—	—	(7)	—	36	(79)
Total	$18	$(73)	$(13)	$(60)	$(5)	$(28)	$(1)	$3	$(1)	$(158)
The Unlock charge, after-tax for the three and nine months ended September 30, 2012 and 2011 was primarily due to the annual policyholder assumption update, partially offset by actual separate account returns being above our aggregated estimated returns in 2012.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of September 30, 2012, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 21%, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Goodwill Impairment
The carrying value of goodwill allocated to reporting units as of September 30, 2012 and December 31, 2011 is as follows:

Individual Life	$224
Retirement Plans	87
Mutual Funds	159
Total	$470
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed interim impairment tests during each of the first three quarters of 2012 for these two reporting units which resulted in no impairment of goodwill. Both reporting units passed the first step of the interim goodwill impairment test with a significant margin.
The fair value of the Retirement Plans and Individual Life reporting units for the third quarter is based on a negotiated transaction price. There could be a positive or negative impact on the result of step one in future periods based on ultimate transaction prices, market conditions and business operations.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2012, is $296. Of this $296 the legal entities have posted collateral of $310 in the normal course of business. Based on derivative market values as of September 30, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $21 to be posted as collateral. Based on derivative market values as of September 30, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $25 collateral to be posted. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted. The Company has re-negotiated the rating triggers with two of the counterparties and is in the process of re-negotiating the rating triggers with the remaining counterparty. As of September 30, 2012 the notional amount and fair value related to the one counterparty in which the rating trigger is still in process of re-negotiation is $1.0 billion and $35, respectively. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of September 30, 2012, this counterparty would owe the Company the derivatives fair value of $35. The counterparty has not exercised this termination right.
As September 30, 2012, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $5.0 billion and $170, respectively, or (2) both BBB+ and Baa1 was $12.4 billion and $401, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.1 billion and a fair value of $149, for which the Company has a contractual right to make a collateral payment in the amount of approximately $41 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded one or more levels below the current rating by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of September 30, 2012, the gross fair value of all affected derivative contracts is $150, which would approximate the settlement value.
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
The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the third quarter of 2012, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.
As of September 30, 2012, the Company’s cash and short-term investments of $4.1 billion, included $1.1 billion of collateral received from, and held on behalf of, derivative counterparties and $68 of collateral pledged to derivative counterparties. The Company also held $3.5 billion of treasury securities, of which $293 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $65 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.

The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of September 30, 2012:

Fixed maturities	$51,542
Short-term investments	2,568
Cash	1,552
Less: Derivative collateral	(1,433)
Total	$54,229
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

Contractholder Obligations	September 30, 2012
Total Contractholder obligations	$204,298
Less: Separate account assets [1]	(148,357)
International statutory separate accounts [1]	(1,905)
General account contractholder obligations	$54,036
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$19,535
Fixed MVA annuities [3]	9,037
International fixed MVA annuities	2,327
Guaranteed investment contracts (“GIC”) [4]	252
Other [5]	22,885
General account contractholder obligations	$54,036

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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $399 in dividends in 2012 without prior approval from the applicable insurance commissioner. For the nine months ended September 30, 2012, the Company received no dividends from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $592 in 2012. However, because the Company’s earned statutory surplus was negative as of December 31, 2011, the Company is not permitted to pay any dividends to its parent in 2012 without prior approval from the Connecticut Insurance Commissioner until such time as earned surplus becomes positive. For the nine months ended September 30, 2012, the Company did not pay dividends to its parent company.
Cash Flows

	Nine Months Ended September 30,

	2012	2011
Net cash provided by operating activities	$1,510	$1,832
Net cash used for investing activities	$(1,468)	$(1,012)
Net cash provided by (used for) financing activities	$327	$(293)
Cash – end of period	$1,552	$1,057
Net cash provided by operating activities decreased due to settlements of a modified coinsurance agreement, partially offset by an increase in income taxes received of $275 in 2012, as compared to $73 in 2011.
Net cash used for investing activities in 2012 primarily relates to net payments on derivatives of $1.2 billion, net purchases of mortgage loans of of $871, and net purchases of partnerships of $312, partially offset by net proceeds of available-for-sale securities of $991. Net cash used for investing activities in 2011 primarily relates to net purchases of available-for-sale securities of $936, net purchases of mortgage loans of $718 and net purchases of fixed maturities, fair value option, of $621, partially offset by net receipts on derivatives of $1.7 billion.
Net cash provided by financing activities in 2012 relates to net increase in securities loaned or sold of $1.6 billion, partially offset by net outflows on investment and universal life-type contracts of $1.1 billion and repayments of consumer notes of $124. Net cash used for financing activities in 2011 relates to net outflows on investment and universal life-type contracts and repayments of consumer notes.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 26, 2012:

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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $6.0 billion as of September 30, 2012 and $5.9 billion as of December 31, 2011, respectively. The statutory surplus amount as of December 31, 2011 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of September 30, 2012, is an estimate, as the third quarter 2012 statutory filings have not yet been made.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2012.
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
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.

Item 6. EXHIBITS

See Exhibits Index on page	69

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
November 1, 2012

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012
EXHIBITS INDEX

Exhibit No.

12.01	Computation of Ratio of Earnings to Fixed Charges **

15.01	Deloitte & Touche LLP Letter of Awareness **

31.01	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.02	Certification of Peter F. Sannizzaro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.01	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.02	Certification of Peter F. Sannizzaro pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

** Filed with the Securities and Exchange Commission as an Exhibit to this report.