Form 10-K
period 2012-12-31
HARTFORD LIFE INSURANCE CO
filed 2013-03-13
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2012 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
As of March 13, 2013, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission. These important risks and uncertainties include:

•	the risks, challenges and uncertainties associated with the realignment of The Hartford's businesses;

•	execution risk related to the continued reinvestment of our investment portfolios and refinement of our hedge program for our run-off annuity block;

•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, and implied volatility levels, as well as continuing uncertainty in key sectors such as the global real estate market;

•	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	volatility in our earnings and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of economic value;

•
the impact on our statutory capital of various factors, including many that are outside the Company’s control, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

•	risk associated with the use of analytical models in making decisions in key areas such as underwriting, capital, reserving, and hedging;

•
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations;

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;

•	losses due to nonperformance or defaults by others;

•	the potential for further acceleration of deferred policy acquisition cost amortization;

•	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;

•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;

•	the possibility of a pandemic, or other natural or man-made disaster that may adversely affect our businesses;

•	the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which, among other effects, vests a Financial Services Oversight Council with the power to designate “systemically important” institutions, will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, and created a new “Federal Insurance Office” within the U.S. Department of the Treasury (“Treasury”);

•	unfavorable judicial or legislative developments;

•	the potential effect of other domestic and foreign regulatory developments, including those that could adversely impact the Company’s operating costs and required capital levels;

•
the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber or other information security incident or other unanticipated event;

•	the risk that our framework for managing operational risks may not be effective in mitigating material risk and loss to the Company;

•	the potential for difficulties arising from outsourcing relationships;

•	the impact of changes in federal or state tax laws;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the impact of any future errors in financial reporting;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and

•	other factors described in such forward-looking statements.
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

PART I
Item 1. Business
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “the Company”, “we” or “our”), is an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), an insurance and financial services company. Total assets and total stockholder’s equity were $215.9 billion and $10.4 billion, respectively, at December 31, 2012.
On January 1, 2013, The Hartford completed the sale of the Company's Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 The Hartford completed the sale of the Company's Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. In 2012, The Hartford completed the sale of the Company's U.S. individual annuities new business capabilities to Forethought Financial Group, Inc. ("Forethought Financial Group"), the sale of the administration and operating assets of its private placement life insurance business to Philadelphia Financial Group, Inc. (“Philadelphia Financial Group”) and the sale of Woodbury Financial Services, Inc. ("Woodbury Financial Services", "WFS") to American International Group, Inc. ("AIG Advisor Group"). For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Reporting Segment
In 2012, the Company made changes to its reporting segments to reflect the manner in which it is currently organized for purposes of making operating decisions and assessing performance. Currently, the Company conducts business in a single reporting segment comprised of business from the Company's U.S. annuity, international annuity, and institutional and private-placement life insurance businesses, as well as the Retirement Plans and Individual Life businesses that were sold in January 2013. In addition, the Company no longer has a Mutual Funds reporting segment following the reorganization of its Mutual Funds business effective December 31, 2012. For further discussion of the Mutual Funds reorganization, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements.
The Company's mission is to pursue opportunities to reduce the size and risk of the annuity book of business while honoring the Company's obligations to its annuity contract holders. The Company manages approximately 1.7 million annuity contracts with account values of approximately $163 billion as of December 31, 2012.
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
Reinsurance
The Company cedes insurance to affiliated and unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and concentrations of credit risk. Reinsurance accounting is followed for ceded transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). If the ceded transactions do not provide risk transfer, the Company accounts for these transactions as financing transactions. The Company’s procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. The Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses in January 2013. See Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions. For further discussion of reinsurance, see Note 5 - Reinsurance of Notes to Consolidated Financial Statements.

Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio limits for below investment grade holdings and foreign currency exposure limits. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A – Enterprise Risk Management – Credit Risk.
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
Enterprise Risk Management Structure and Governance
At The Hartford, the Board of Directors (“the Board”) has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. In addition, the Finance, Investment and Risk Management Committee (“FIRMCo”), which is comprised of all members of the Board, has responsibility for overseeing the investment activities, financial management, and risk management activities of the Company and its subsidiaries, and all risks that do not fall within the oversight responsibility of any other standing committee. The Audit Committee is responsible for discussing with management risk assessment policies and overseeing enterprise operational risk.
At the corporate level, the Company's Enterprise Chief Risk Officer (“ECRO” or “Chief Risk Officer”) leads ERM. The Chief Risk Officer reports directly to the Company's Chief Executive Officer (“CEO”). Reporting to the ECRO are the Chief Insurance Risk Officer (“CIRO”), Chief Operational Risk Officer (“CORO”), Chief Market Risk Officer (“CMRO”), Head of Asset Liability Management, and HIMCO Chief Risk Officer The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company's CEO, Chief Financial Officer (“CFO”), Chief Investment Officer (“CIO”), Chief Risk Officer, the divisional Presidents and the General Counsel. The ERCC is responsible for managing the Company's risks and overseeing the enterprise risk management program. The ERCC also manages the capital structure of the enterprise and is responsible the attribution of capital to the lines of business. The ERCC reports to the Board primarily through FIRMCo and through interactions with the Audit Committee.
The Company also has committees that manage specific risks and recommend risk mitigation strategies to the ERCC. These committees include, but are not limited to, the Company and Division Asset Liability Committees, Catastrophe Risk Committee, Emerging Risk Committees, Model Oversight Committee (“MOC”) and Operational Risk Committee (“ORC”).

Risk Management Framework
At The Hartford, risk is managed at multiple levels. The first line of risk management is generally the responsibility of the lines of business. Senior business leaders are responsible for identifying and managing risks specific to their business objectives and business environment. In many cases, the second line of risk management is the principal responsibility of ERM. ERM has the responsibility to ensure The Hartford has insight into its aggregate risk and that risks are managed within The Hartford's overall risk tolerance. Internal Audit forms the third line of risk management by helping assess and ensure that risk controls are present and effective.
The Hartford’s Risk Management Framework consists of four core elements:

1.
Risk Culture and Governance: The Hartford has established policies for its major risks and a formal governance structure with leadership oversight and an assignment of accountability and authority. The governance structure starts at the Board and cascades to a the ERCC and then to individual risk committees across The Hartford. In addition, The Hartford promotes a strong risk management culture and high expectations around ethical behavior.

2.
Risk Identification and Assessment: Through its ERM organization, The Hartford has developed processes for the identification, assessment, and, when appropriate, response to internal and external risks to The Hartford’s operations and business objectives. Risk identification and prioritization has been established within each area, including processes around emerging risks.

3.
Risk Appetite and Limits: The Hartford has a formal risk appetite framework that is approved by The Hartford's ERCC and reviewed by the Board. The risk appetite framework includes risk appetite statements, risk preferences, risk tolerances and an associated limit structure for each of its major financial and insurance risks. These formal limits are encapsulated in formal risk policies that are reviewed at least annually by the ERCC.

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
The Company and certain of its subsidiaries sold variable life insurance, variable annuity, and some fixed guaranteed products that are “securities” registered with the SEC under the Securities Act of 1933, as amended. Some of the products have separate accounts that are registered as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act”) and/or are regulated by state law. Separate account investment products are also subject to state insurance regulation. Moreover, each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is also registered as an investment company under the 1940 Act (“Underlying Funds”). The Hartford offers certain of these Underlying Funds and retail mutual funds that are registered with and regulated by the SEC.

In addition, other subsidiaries of the Company sold and distributed the Company’s variable insurance products as broker dealers and are subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority (“FINRA”), the SEC and/or in, some instances, state securities administrators. Other entities operate as investment advisers registered with the SEC under the Investment Advisers Act of 1940 and are registered as investment advisers under certain state laws, as applicable. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include among other things regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, record keeping, and reporting requirements.
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

Item 1A. RISK FACTORS
In deciding whether to invest in securities of the Company, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, results of operations, or liquidity of the Company. However, the risks and uncertainties described below are not the only ones related to our business and the Company may also be subject to other general risks that are not specifically enumerated which may have a significant or material adverse effect on the business, financial condition, results of operations or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the Securities and Exchange Commission (“SEC”). The following risk factors are not necessarily listed in order of importance.
The success of the realignment of The Hartford's businesses is subject to material challenges, uncertainties and risks, which could adversely affect our business, financial condition, results of operations and liquidity.
The success of the realignment of The Hartford's businesses remains subject to material challenges, uncertainties and risks. The Company may be adversely affected by The Hartford's decision to focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its Individual Annuity business into runoff and sell the Individual Life, Woodbury Financial Services and Retirement Plans businesses. The Hartford may take further actions which may include acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity. In addition, we are exposed to execution risk relating to the continued reinvestment of our investment portfolios and the continuing refinement of our hedge programs for our runoff annuity block. If our actions are not adequate, our ability to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our financial condition, results of operations and liquidity.
Our results, financial condition and statutory capital remain sensitive to equity and credit market performance and effects of interest rates and foreign currency, and we expect that market conditions will put pressure on returns in our investment portfolios and that our hedging costs (in particular with respect to our in-force variable annuity blocks) will remain higher than historical levels. Interest rates in recent periods continue to be at or near historically low levels. A sustained low interest rate environment would continue to pressure our net investment income and could result in lower margins, increased pension expense and lower estimated gross profits on certain products. Further, if global economic conditions worsen and real estate valuations drop to new cycle lows, we may experience additional realized and unrealized investment losses, particularly in the real estate and financial services sectors. Negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.
Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program to protect economic value, while being mindful of statutory surplus, may result in greater earnings volatility under generally accepted accounting principles in the U.S. (“U.S. GAAP”). We could be required to consider actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur losses or lose the potential for market upside on those assets in a market recovery.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, market volatility, foreign exchange rates and global real estate market deterioration that may have a material adverse effect on our business, financial condition, results of operations, and liquidity.
One important exposure to equity risk relates to the potential for lower earnings associated with our operations in Talcott Resolution, such as U.S. and international variable annuities, where fee income is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. Such a decline could result in a need for significant additional allocated capital to certain insurance companies due to rating agency and regulatory requirements, including with respect to stress scenarios. Furthermore, certain of our products have guaranteed benefits that increase our potential obligation and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products and adversely affect our ability to support our other businesses.

Interest rates in recent periods continue to be at or near historically low levels. As noted above, a sustained low interest rate environment would continue to pressure our net investment income and could result in lower margins, increased pension expense and lower estimated gross profits on certain products. In addition, due to the long-term nature of the liabilities within our Talcott Resolution operations, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates subjects us to reinvestment risks, increased hedging costs, spread compression and capital volatility. A rise in interest rates, in the absence of other countervailing changes, will reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically within a six-to-twelve month time period, certain products within our Talcott Resolution division might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Although our products have features such as surrender charges and market-value adjustments, we are subject to disintermediation risk. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and decreases in the market value of our investment portfolio will likely result. In addition, losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company's net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
Our primary foreign currency exchange risk is related to certain guaranteed benefits associated with the reinsurance of Japan and direct U.K. variable annuities. The strengthening of the yen compared with other currencies would substantially increase our exposure to pay yen-denominated obligations. In addition, our foreign currency exchange risk relates to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, and our yen-denominated individual fixed annuity product. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated annuity products. A strengthening of the U.S. dollar compared to foreign currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds, generating losses and statutory surplus strain.
Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. Deterioration in the real estate market in the recent past has adversely affected our business, financial condition, results of operations and liquidity. Significant further deterioration in the real estate market, including increases in property vacancy rates, delinquencies and foreclosures, could result in new cycle lows for market values and have a negative impact on sources of refinancing resulting in reduced market liquidity and higher risk premiums. This could result in impairments of real estate backed securities, a reduction in net investment income associated with real estate partnerships, and increases in our valuation allowance for mortgage loans.
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
Our adjustment of our risk management program relating to products we offered with guaranteed benefits to emphasize protection of economic value will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income (loss) in periods of rising equity market pricing levels.
Some of the in-force business within our operations, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) associated with in-force variable annuities. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions experienced in recent years, we adjusted our risk management program to place greater relative emphasis on the protection economic value. This shift in relative emphasis has resulted in greater U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, lower interest rates, rises in volatility and weakening of the yen against other currencies. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay and in turn may need additional capital to support in-force business. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
We conduct the vast majority of our business as a licensed insurance company and through our licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for licensed insurance companies are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. Our international operations are subject to regulation in the relevant jurisdiction in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us and our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we and our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolios, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by our statutory surplus amounts and RBC ratios and that of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase. This may be offset, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could also increase, lowering RBC ratios. For example, our statutory surplus, excluding the statutory surplus gain from the dispositions of Individual Life and Retirement Plans, is expected to be flat to positive in 2013, which while an improvement over 2012 is challenged due to continued low interest rates. Due to these factors, projecting statutory capital and the related RBC ratios is complex. Rating agency downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, financial condition, results of operations and liquidity. For a further discussion of potential impacts of ratings downgrades on derivative instruments, including potential collateral calls, see Part II, Item 7, MD&A - Capital Resources and Liquidity - Derivative Commitments.
Actual results could materially differ from the analytical models we use to assist our decision making in key areas such as capital, reserving, and hedging, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
We employ various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making related to capital allocation, reserving, hedging and reinsurance. Both proprietary and third party models we use incorporate numerous assumptions and forecasts about the future level and variability of interest rates, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, equity markets and inflation, among others. The modeled outputs and related analyses are subject to the inherent limitations of any statistical analysis, including the use of historical internal and industry data and assumptions. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, our estimates of capital adequacy or the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity.
The following financial instruments are carried at fair value in the Company's consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing or unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Evaluation of available-for-sale securities for other-than-temporary impairment involves subjective determinations and could materially impact our business, financial condition, results of operations and liquidity.
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether a credit and/or non-credit impairment exists and whether an impairment should be recognized in current period earnings or in other comprehensive income. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company currently uses its best estimate of cash flows over the life of the security. In addition, estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to:

•	the length of time and the extent to which the fair value has been less than cost or amortized cost;

•	changes in the financial condition, credit rating and near-term prospects of the issuer;

•	whether the issuer is current on contractually obligated interest and principal payments;

•	changes in the financial condition of the security's underlying collateral;

•	the payment structure of the security;

•	the potential for impairments in an entire industry sector or sub-sector;

•	the potential for impairments in certain economically depressed geographic locations;

•	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

•	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities;

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
Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention or other reasons. Such defaults could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity. Additionally, the underlying assets supporting our structured securities or loans may deteriorate causing these securities or loans to incur losses.

Our investment portfolio includes securities backed by real estate assets the value of which have been adversely impacted by the recent recessionary period, high unemployment rates and the associated property value declines, ultimately resulting in a reduction in expected future cash flows for certain securities. The Company also has exposure to European based issuers of securities and providers of reinsurance, as well as indirect European exposure resulting from the variable annuity products that it has sold in Japan and the United Kingdom. Further details of the European private and sovereign issuers held within the investment portfolio and indirect variable annuity exposures can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management. The Company's European based reinsurance arrangements are further described in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management - European Exposure.
Further property value declines and loss rates that exceed our current estimates, as outlined in Part II, Item 7, MD&A - Enterprise Risk Management - Other-Than-Temporary Impairments, or a worsening of global economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.
To the extent the investment portfolio is not adequately diversified, concentrations of credit risk may exist which could negatively impact the Company if significant adverse events or developments occur in any particular industry, group of related industries or geographic regions. The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government, and the Government of Japan. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, the Company's credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.
If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company deferred acquisition costs associated with the prior sales of its universal and variable life and variable annuity products. These costs are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB and GMIB using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity and variable universal life contracts, and increase reserves for GMDB and GMIB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.
If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts made by the Company to limit risk. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write downs could have a material adverse effect on our results of operations or financial condition.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the business including the ability to generate capital gains, to offset previously recognized capital losses, from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on realized capital losses, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.

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
We may incur losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the effect of losses that may arise from catastrophes, to transfer other risks that can cause unfavorable results of operations, or to effect the sale of one line of business to an independent company through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we regularly evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our results of operations. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop to the extent possible other alternatives to reinsurance. Further, due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.

The impact of regulatory initiatives, including the enactment of the Dodd-Frank Act, could have a material adverse impact on our business, financial condition, results of operations and liquidity.
Regulatory developments relating to the recent financial crisis may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (“FDIC”), the NYSE and the Financial Industry Regulatory Authority, Inc. (“FINRA”) are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.
Certain provisions of the Dodd-Frank Act will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program. Other provisions in the Dodd-Frank Act that may impact The Hartford include: the new “Federal Insurance Office” within Treasury; the possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; the possible prohibition of certain asset-backed securities transactions that could adversely impact our ability to offer insurance-linked securities; and enhancements to corporate governance, especially regarding risk management.
The Dodd-Frank Act vests the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC published a final rule setting forth the process they propose to follow when designating systemically important nonbank financial companies in April 2012. Based on its most current financial data, The Hartford is below the initial quantitative thresholds that will be used to determine which nonbank companies merit consideration. The FSOC has indicted it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review.
If The Hartford is designated as a systemically important institution, it could be subject to higher capital requirements and additional regulatory oversight imposed by the Federal Reserve, as well as to post-event assessments imposed by the FDIC to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, in certain circumstances the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer's state regulator fails to act. If designated, The Hartford could also be subject to increased capital requirements or quantitative limits with respect to our sponsorship of and investments in private equity and hedge funds, which could limit our discretion in managing our general account. The Federal Reserve issued a proposed rule in December 2011 that would apply capital and liquidity requirements, single-counterparty credit limits, and stress testing and risk management requirements to systemically important institutions, and subject such institutions to an early remediation regime based on these requirements. The Federal Reserve has noted that they may tailor the application of the proposed rule to the particular attributes of systemically important nonbank financial companies. If The Hartford were to be designated as systemically important by the FSOC, these requirements could apply to The Hartford. However, it is not yet clear how or to what extent these requirements would be applied to systemically important nonbank financial companies.
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
In addition, future regulatory initiatives could be adopted at the federal or state level that could impact the profitability of our businesses. Because these laws and regulations are complex and sometimes inexact, there is also a risk that any particular regulator's or enforcement authority's interpretation of a legal, accounting, or reserving issue may change over time to our detriment, or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may not be consistent with the opinion of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating and/or tax costs.
In addition, our international operations are subject to regulation in the relevant jurisdictions in which they operate (primarily the Japan Financial Services Agency, the Central Bank of Ireland and the United Kingdom Financial Services Authority), which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate.
These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations and liquidity. See the risk factor, “The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), could have a material adverse impact on our business, financial condition, results of operations and liquidity.”

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
We use computer systems to process, store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems or third-parties firms to maintain our systems. Our business is highly dependent on our ability, and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, conducting our financial reporting and analysis, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products, providing customer support and managing our investment portfolios and hedging programs.
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
Moreover, our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. While, to date, The Hartford has not experienced a material breach of cybersecurity, administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or other security breaches to our computer systems. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.
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
Our framework for managing operational risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.
Our business performance is highly dependent on our ability to manage operational risks that arise from a large number of day-to-day business activities, including claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities, many of which are very complex and for some of which we rely on third parties. We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of operational risks can fail for a number of reasons, including design failure, systems failure, failures to perform, cyber security attacks, human error, or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.

If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised, which may have an adverse effect on our business and results of operations.
As we continue to focus on reducing the expense necessary to support our operations, we have become increasingly committed to outsourcing strategies for certain technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the risk factor, “If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operation and liquidity.”
Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity. Many of the products that the Company previously sold benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company previously sold individual life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders' beneficiaries. We also sold annuity contracts that allowed policyholders to defer the recognition of taxable income earned within the contract. The Company also benefits from certain tax items, including but not limited to, tax-exempt bond interest, dividends received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.
Because the Company no longer sells individual life insurance, changes in the future taxation of life insurance and/or annuity contracts will not adversely impact future sales. If, however, the treatment of earnings accrued inside a life or annuity contract was changed prospectively, and the taxation of current contracts was grandfathered, it would make running off our existing annuity business more difficult. Furthermore, changes to the taxation of tax exempt bonds could limit our investment choices and depress portfolio yields.
Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. For example, the Obama Administration proposed federal budget released in February 2012 entitled FY 2013, Budget of the United States Government included among many other proposals, a proposal which, if enacted, would have adversely affected the amount of the dividends received deduction the Company currently enjoys. If this proposal were included in the federal budget proposal for FY 2014 and subsequently enacted, the Company's actual tax expense could increase, reducing earnings. Although the specific form of FY 2014 budget and any related legislation is uncertain, any such legislation could include provisions that lessen or eliminate some or all of the tax advantages currently benefiting the Company and/or its policyholders or not provide for grandfathering the current tax treatment of existing life and annuity products. This could occur in the context of deficit reduction or other tax reform. The effects of any such changes could have a material adverse effect on our profitability and financial condition, and could result in lapses of policies currently held, and/or our incurrence of materially higher corporate taxes. Conversely, if income tax rates decline it could adversely affect the Company's ability to realize the benefits of its deferred tax assets
Changes in accounting principles and financial reporting requirements could result in material changes to our reported results and financial condition.
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

In connection with the financial reporting and close process for the fourth quarter of 2012 and subsequent to the filing of the Third Quarter 2012 Form 10-Q, we identified a material weakness, since remediated, in our internal control over financial reporting and an ineffectiveness in our disclosure controls and procedures. Future material weaknesses could lead to errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information.

In connection with the financial reporting and close process for the fourth quarter of 2012 and subsequent to the filing of the Third Quarter 2012 Form 10-Q, we identified a material weakness in our internal control over financial reporting and that our disclosure controls for that same period were ineffective. We have since remediated such material weakness in internal control over financial reporting and in our disclosure controls and procedures, and as of December 31, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective within the meaning of Exchange Act Rule 13a-15(e) and that our internal control over financial reporting was effective, taking into account the steps taken to address such material weakness. Further material weaknesses in internal control over financial reporting or ineffectiveness in disclosure controls and procedures could result in errors in our financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information.
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
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party's intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Company has operations located throughout the U.S. and Europe, with its principal executive offices located in Simsbury, Connecticut. The executive offices are owned by our parent company, Hartford Life and Accident Insurance Company (“HLA”). The Company owns the facilities located in Windsor, Connecticut. The Company believes its properties and facilities are suitable and adequate for current operations. The Company also owns a facility located in Woodbury, Minnesota used in the operations of various business of The Hartford.
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

The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others and in addition to, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of certain life insurance products and improper claim practices with respect to certain group benefits claims. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is a subsidiary of The Hartford. As of March 13, 2013, the Company had issued and outstanding 1,000 shares of common stock, $5,690 par value per share. There is no established public trading market for the Company’s common stock.
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
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the year ended December 31, 2012 compared with the comparable 2011 periods. Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I (2) (a) of Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
The Company no longer has a Mutual Funds reporting segment following the reorganization of its Mutual Funds business effective December 31, 2012. Accordingly, segment data has not been presented. Additionally, certain reclassifications have been made to prior year financial information to conform to the current year presentation. For further discussion of the reorganization of the Mutual Funds business, see Note 1 - Basis of Presentation and Significant Accounting Policies, Note 7 - Goodwill, and Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	2012	2011
Fee income and other	$3,002	$3,233
Earned premiums	84	234
Net investment income:
Securities available-for-sale and other	2,545	2,579
Equity securities, trading [1]	202	(14)
Total net investment income	2,747	2,565
Net realized capital losses	(1,413)	—
Total revenues	4,420	6,032
Benefits, losses and loss adjustment expenses	2,900	3,107
Benefits, losses and loss adjustment expenses – returns credited on International unit – linked bonds and pension products [1]	201	(14)
Amortization of deferred policy acquisition costs and present value of future profits	324	427
Insurance operating costs and other expenses	294	2,674
Reinsurance loss on disposition (including goodwill impairment of $61)	61	—
Dividends to policyholders	20	17
Total benefits, losses and expenses	3,800	6,211
Income (loss) from continuing operations before income taxes	620	(179)
Income tax expense (benefit)	35	(325)
Income from continuing operations, net of tax	585	146
Income (loss) from discontinued operations, net of tax	(29)	98
Net income	556	244
Net income attributable to the noncontrolling interest	2	—
Net income attributable to Hartford Life Insurance Company	$554	$244

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting international unit – linked bonds and pension products business, which are classified in net investment income with corresponding amounts credited to policyholders.

Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income increased for the year ended December 31, 2012 primarily due to higher net realized capital gains and lower Unlock charges. For further discussion of Unlocks see MD&A - Critical Accounting Estimates. For further discussion of the reinsurance loss on disposition see Note 2 - Business Dispositions.
Hartford Life and Annuity Insurance Company, a subsidiary of the Company, has a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with White River Life Reinsurance, an affiliated captive insurance company ("affiliate modco reinsurance agreement"). The affiliate modco reinsurance agreement decreased earnings by $110 for the year ended December 31, 2012 for a net loss of $433 compared to modco net losses of $323 for the year ended December 31, 2011. The most significant fluctuations of the modco agreement were within net realized capital gains (losses) and insurance operating costs and other expenses, which are primarily due to changes in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
Net realized capital gains, excluding the impacts of the affiliate modco reinsurance agreement, increased by $1,189 for the year ended December 31, 2012 as compared to 2011 to net realized capital gains of $503. For further discussion of net realized capital gains (losses), see MD&A - Net Realized Capital Gains (Losses).

Income Taxes
The Company's effective tax rate differs from the U.S. statutory rate of 35% for 2012 and 2011 primarily due to the separate account dividends received deduction (“DRD”). The 2012 and 2011 effective tax rates also include a deferred tax asset valuation allowance decrease. See Note 11 - Income Taxes of Notes to Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.
The separate account DRD is estimated for the current year using information from the most recent return, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received in the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $140 and $201 related to the separate account DRD for the years ended December 31, 2012 and 2011, respectively. These amounts included benefits (charges) related to prior years’ tax returns of $(4) and $3 in 2012 and 2011, respectively. In addition, during 2011 the Company settled the separate account dividends received deduction (DRD) issue related to prior periods and recorded a $52 tax benefit.
The Company receives a foreign tax credit for foreign taxes paid including payments from its separate account assets. This credit reduces the company’s U.S. tax liability. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through from the mutual funds. The Company recorded benefits of $9 and $11 related to separate account foreign tax credit for the years ended December 31, 2012 and 2011, respectively.

INVESTMENT RESULTS
Composition of Invested Assets

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	49,404	79.8%	47,778	76.2%
Fixed maturities, at fair value using the fair value option	1,010	1.6%	1,317	2.1%
Equity securities, AFS, at fair value	400	0.6%	398	0.6%
Mortgage loans	4,935	8.0%	4,182	6.7%
Policy loans, at outstanding balance	1,951	3.1%	1,952	3.1%
Limited partnerships and other alternative investments	1,372	2.2%	1,376	2.2%
Other investments [1]	582	0.9%	1,974	3.1%
Short-term investments	2,354	3.8%	3,882	6.2%
Total investments excluding equity securities, trading	62,008	100.0%	62,859	100%
Equity securities, trading, at fair value [2]	1,847		1,967
Total investments [3]	$63,855		$64,826

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the European variable annuity business. Changes in these balances are also reflected in the respective liabilities.

[3]
Includes investments relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements for further discussion of this transaction.

Total investments decreased since December 31, 2011 primarily due to decreases in short-term investments, other investments and equity securities trading, partially offset by an increase in fixed maturities, AFS, and mortgage loans. The decline in short-term investments primarily relates to a decline in derivative collateral held due to decreases in derivative market values, as well as reinvesting into longer duration investments. The decline in other investments was primarily due to a decline in derivative market values, primarily related to the variable annuity hedge program. The decrease in equity securities, trading was largely due to variable annuity policy surrenders, partially offset by market appreciation in the underlying investment funds supporting the variable annuity products and the euro and pound sterling strengthening versus the U.S. dollar. The increase in fixed maturities, AFS, was primarily due to improved valuations as a result of credit spread tightening and declining interest rates. The increase in mortgage loans related to the funding of commercial whole loans.
Net Investment Income (Loss)

	For the years ended December 31,
	2012		2011
	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,964	4.4%	$1,940	4.3%
Equity securities, AFS	11	2.7%	10	2.6%
Mortgage loans	248	5.2%	206	5.5%
Policy loans	116	6.0%	128	6.1%
Limited partnerships and other alternative investments	85	6.3%	143	15.1%
Other [3]	198		226
Investment expense	(77)		(74)
Total securities AFS and other	$2,545	4.4%	$2,579	4.6%
Equity securities, trading	202		(14)
Total net investment income (loss), before-tax	$2,747		$2,565
Total securities, AFS and other excluding limited partnerships and other alternative investments	$2,460	4.4%	$2,436	4.4%

[1]
Yields calculated using annualized investment income (excluding income related to equity securities, trading) before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding equity securities, trading, repurchase agreement and dollar roll collateral, and consolidated variable interest entity non-controlling interests.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.

Year ended December 31, 2012 compared to the year ended December 31, 2011
Total net investment income increased largely due to equity securities, trading, resulting from market appreciation of the underlying investment funds supporting variable annuity products. Total net investment income, excluding equity securities, trading, declined primarily due to lower returns on limited partnerships and other alternative investments. This decline was partially offset by the Company reallocating assets from fixed maturities to higher yielding assets, such as mortgage loans and limited partnerships and other alternative investments. The Company’s expectation for 2013, based on the current interest rate and credit environment, is that portfolio yield will decline slightly as a result of reinvestment rates that are lower than the yield on maturing securities as well as the impact of the sales of the Retirement Plans and Individual Life businesses. However, the Company has increased its investment in certain higher yielding asset classes, such as commercial whole loans and a modest amount of emerging markets and high-yield securities.
Net Realized Capital Gains (Losses)

	For the years ended December 31,
	2012	2011
Gross gains on sales	$532	$405
Gross losses on sales	(278)	(200)
Net OTTI losses recognized in earnings [1]	(255)	(125)
Valuation allowances on mortgage loans	4	25
Japanese fixed annuity contract hedges, net [2]	(36)	3
Periodic net coupon settlements on credit derivatives/Japan	(8)	—
Results of variable annuity hedge program
U.S. GMWB derivatives, net	519	(397)
U.S. macro hedge program	(340)	(216)
Total U.S. program	179	(613)
International program	(1,167)	723
Total results of variable annuity hedge program	(988)	110
GMAB/GMWB/GMIB reinsurance	1,233	(326)
Coinsurance and modified coinsurance reinsurance contracts	(1,862)	373
Other, net [3]	245	(265)
Net realized capital losses, before-tax	$(1,413)	$—

[1]	Includes $173 of intent-to-sell impairments for the year ended December 31, 2012 relating to the sales of the Retirement Plans and Individual Life businesses in 2013.

[2]
Relates to the Japanese fixed annuity products (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[3]
Primarily consists of non-qualifying derivatives, transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and Japan 3Win related foreign currency swaps.

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains and losses on sales for the year ended December 31, 2012 were predominately from investment grade corporate securities, municipal bonds, mortgage backed securities and U.S. Treasuries. These sales were the result of tactical portfolio management in order to increase allocations to higher yielding securities as well as to maintain duration targets.

•
Gross gains and losses on sales for the year ended December 31, 2011 were predominately from investment grade corporate securities, U.S. Treasuries and commercial real estate related securities. These sales were the result of reinvestment into spread product well-positioned for modest economic growth, as well as the purposeful reduction of certain exposures.

Net OTTI loses

•
Includes $173 million of intent-to-sell impairments relating to the sales of the Retirement Plans and Individual Life businesses. For further information, see MD&A - Investment Portfolio Risks and Risk Management - Other-Than-Temporary Impairments.

Valuation allowances on mortgage loans

•	For further information, see MD&A - Investment Portfolio Risks and Risk Management - Valuation Allowances on Mortgage Loans.

Variable annuity hedge program

•
For the year ended December 31, 2012 the gain on U.S. GMWB related derivatives, net, was primarily driven by liability model assumption updates of $274, gains of $106 related to outperformance of underlying actively managed funds compared to their respective indices, and gains of $83 driven by lower equity market volatility. The loss on the U.S. macro hedge program for the year ended December 31, 2012 was primarily driven by losses of $167 related to the passage of time, losses of $118 due to an improvement in domestic equity markets, and losses of $60 related to a decrease in equity market volatility. The loss on the international program for the year ended December 31, 2012 was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
For the year ended December 31, 2011 the loss on U.S. GMWB related derivatives, net, was primarily due to a decrease in long-term interest rates that resulted in a charge of $283 and a higher interest rate volatility that resulted in a charge of $84. The loss on the U.S. macro hedge program for the year ended December 31, 2011 was primarily driven by the passage of time and a decrease in equity market volatility since the purchase date of certain options during the fourth quarter. The gain associated with the international program for the year ended December 31, 2011 was primarily driven by the Japanese yen strengthening, a decline in global equity markets, and a decrease in interest rates.

Other, net

•
Other, net gain for the year ended December 31, 2012 was primarily related to gains of $249 on credit derivatives due to credit spread tightening, and gains of $104 on interest derivatives largely driven by the de-designation of the cash flow hedges associated with bonds included in the sale of Individual Life and Retirement Plans businesses. For further information on the business dispositions, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements. These gains were partially offset by losses of $111 related to Japan 3Win foreign currency swaps primarily driven by the strengthening of the currency basis swap spread between the U.S. dollar and Japanese yen and the decline in U.S. interest rates.

•
Other, net loss for the year ended December 31, 2011 was primarily due to losses of $123 on credit derivatives driven by credit spread widening and losses of $73 on equity futures and options used to hedge equity market risk in the investment portfolio due to an increase in the equity market during the hedged period. Also included were losses of $69 on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S. interest rates.

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
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: the Company’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 1, Note 2 and Note 6 of Notes to Consolidated Financial Statements for additional information on DAC. See Note 9 of Notes to Consolidated Financial Statements for additional information on SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 8 of Notes to Consolidated Financial Statements for additional information on death and other insurance benefit feature reserves.
Unlocks
The (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks is as follows:

	For the years ended December 31,
	2012	2011	2010
DAC	$(44)	$(137)	$134
SIA	(59)	(2)	3
URR	2	31	8
Death and Other Insurance Benefit Reserves	52	(52)	58
Total (pre-tax)	(49)	(160)	203
Income tax effect	(18)	(56)	71
Total (after-tax)	$(31)	$(104)	$132

The Unlock charge, after-tax for the year ended December 31, 2012 was driven primarily by policyholder assumption updates including additional costs associated with the U.S. variable annuity macro hedge program which reduced expected future gross profits, partially offset by actual separate account returns above our aggregated estimated return.
The Unlock charge, after-tax for the year ended December 31, 2011 was driven primarily by assumption changes which reduced expected future gross profits including additional costs associated with implementing the U.S. variable annuity macro hedge program, as well as actual separate account returns below our aggregated estimated return.

The Unlock benefit, after-tax for the year ended December 31, 2010 was driven primarily by actual separate account returns above our aggregated estimated return and the impacts of assumption updates.
For most life insurance product contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs. Changes in these assumptions and, in addition, changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations causes EGPs to fluctuate which impacts earnings.
The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This Unlock, for future separate account returns, is determined each quarter. Under RTM, the expected long term rate of return is 8.3%.
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
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of December 31, 2012, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 21%, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for direct, assumed and ceded GMWB, GMIB and GMAB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of those guaranteed benefit liabilities classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Costs; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of each of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, or receive, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. For further discussion on the impact of fair value changes from living benefits see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements and for a discussion on the sensitivities of certain living benefits due to capital market factors see Variable Product Guarantee Risks and Risk Management.
Valuation of Investments and Derivative Instruments
The fair value of AFS securities, fixed maturities, at fair value using the fair value option (“FVO”), equity securities, trading, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Available-for-Sale, Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments Section in Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
The Company has analyzed the third-party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance related derivatives
Derivative instruments are reported on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. The fair value of derivative instruments is determined using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2012 and 2011, 98% and 98%, respectively, of derivatives based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers. For further discussion, see the Derivative Instruments, including embedded derivatives within the investments section in Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.

Limited partnerships and other alternative investments
Limited partnerships and other alternative investments are comprised of hedge funds where investment company accounting has been applied to a wholly-owned fund of funds whose assets are measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”). The NAV is calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed, and includes an assessment of current market conditions and the investee's liquidity. For further discussion of fair value measurement, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
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
The reporting units of the Company for which goodwill has been allocated include Mutual Funds, Retirement Plans and Individual Life.
During the fourth quarter of 2012, the Company wrote off $159 of goodwill associated with the Mutual Funds reporting unit including goodwill of $10 due to the sale of Woodbury Financial Services and $149 of remaining goodwill as a result of the Mutual Funds reorganization. The Mutual Funds business is reported within discontinued operations in the Company's Consolidated Statements of Operations. For further information on the reorganization of the Mutual Funds business, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements.
During the first quarter of 2012, the Company determined that a triggering event requiring an interim impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Retirement Plans and Individual Life reporting units.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Retirement Plans reporting unit which resulted in no impairment of goodwill. The annual goodwill assessment for Retirement Plans was completed as of October 31, 2012 and an additional impairment test was completed as of December 31, 2012 as a result of the anticipated sale of this business unit. No write-down of goodwill resulted for the year ended December 31, 2012. Retirement Plans passed step one of the goodwill impairment tests with a margin of less than 10% between fair value and book value of the reporting unit as of both dates. The fair value of the Retirement Plans reporting unit as of October 31, 2012 and December 31, 2012 was based on a negotiated transaction price. The carrying amount of goodwill allocated to the Retirement Plans reporting units was $87 as of December 31, 2012 and 2011.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Individual Life reporting unit which resulted in no impairment of goodwill as the Company anticipated a gain on the sale of the Individual Life reporting unit. Upon closing the fourth quarter of 2012, the Company uncovered an error in its calculation of the transaction gain that resulted in the transaction generating a modest loss. This loss would have resulted in a goodwill impairment in the third quarter, however, this loss was recognized in the fourth quarter as it was immaterial to the respective quarter's financial statements taken as a whole. Accordingly, an impairment loss of $61 was recognized in the fourth quarter of 2012. An additional impairment test was completed for the Individual Life reporting unit as of December 31, 2012 as a result of the anticipated sale of this business unit. No additional write-down of goodwill resulted for the year ended December 31, 2012 as fair value approximated the remaining book value of the reporting unit as of December 31, 2012. The fair value of the Individual Life reporting unit as of October 31, 2012 and December 31, 2012 was based on a negotiated transaction price. The carrying amount of goodwill allocated to the Individual Life reporting unit was $163 and $224 as of December 31, 2012 and 2011, respectively.
For information on the results of goodwill impairment tests performed in 2011 and 2010, see Note 7 - Goodwill of Notes to Consolidated Financial Statements. For further information on the disposition of the Retirement Plans and Individual Life businesses, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities and Valuation Allowances on Mortgage Loans
The Company has a monitoring process overseen by a committee of investment and accounting professionals that identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. For a discussion of impairments recorded, see the Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2012 including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $53, relating mostly to foreign net operating losses, as of December 31, 2012 and $78 as of December 31, 2011. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carryback years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible and will implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $56, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
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
A decline in interest rates results in certain mortgage-backed and municipal securities being more susceptible to paydowns and prepayments or calls. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
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
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of these investments was $49.4 billion and $49.1 billion at December 31, 2012 and 2011, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the portfolio, including fixed maturities, commercial mortgage loans, and cash equivalents, was approximately 5.9 years and 5.4 years as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the weight average duration of the portfolio, excluding the Retirement Plans and Individual Life businesses, is approximately 5.5 years.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time, such as fixed rate annuities with a market value adjustment feature. The term to maturity of these contracts generally range from less than one year to ten years. In addition, certain products such as corporate owned life insurance contracts and the general account portion of variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of the asset portfolio supporting these products may range from short to intermediate.
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
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the interest rate risk profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration.
At December 31, 2012 and 2011, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $18.0 billion and $13.6 billion, respectively ($17.8 billion and $13.3 billion, respectively, related to investments and $0.2 billion and $0.3 billion, respectively, related liabilities). The fair value of these derivatives was $(251) and $(237) as of December 31, 2012 and 2011, respectively.

Interest Rate Sensitivity
The before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) and certain insurance product liabilities for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets are included in the following table. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as whole and term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments generally lack sensitivity to interest rate changes. Separate account assets and liabilities, equity securities, trading and the corresponding liabilities associated with the variable annuity products sold in Europe are excluded from the analysis because gains and losses in separate accounts accrue to policyholders.
The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value as of December 31,
	2012		2011
Basis point shift	-100	+100	-100	+100
Amount	$(255)	$141	$(460)	$266
The fixed liabilities included above represented approximately 52% of the Company’s general account liabilities as of December 31, 2012 and 2011. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, not included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2012 and 2011. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value as of December 31,
	2012		2011
Basis point shift	-100	+100	-100	+100
Amount	$1,968	$(1,765)	$1,669	$(1,476)
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

Variable Product Guarantee Risks and Risk Management
The Company’s equity product risk is managed at the Life Operations level of The Hartford. The disclosures in the following equity product risk section are reflective of the risk management program, including reinsurance with third parties and the dynamic and macro derivative hedging programs which are structured at the parent company level. The following disclosures are also reflective of the Company’s reinsurance of the majority of variable annuities with living and death benefit riders to an affiliated captive reinsurer. For further information on the affiliate reinsurance transaction, see Note 5 - Reinsurance of Notes to the Consolidated Financial Statements
The Company’s variable products are significantly influenced by the U.S., Japanese, and other equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company's variable products currently include variable annuity contracts and mutual funds.
Generally, declines in equity markets will:
•  reduce the value of assets under management and the amount of fee income generated from those assets;

•
reduce the value of equity securities trading supporting the international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those variable annuities;

•	increase the liability for direct GMWB benefits, and reinsured GMWB and GMIB benefits, resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk for GMDB and GMIB benefits;

•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;

•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios; and

•
decrease the Company’s estimated future gross profits. for further information, see Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within the Critical Accounting Estimates section of the MD&A.

Generally, increases in equity markets will reduce the value of the dynamic hedge program and macro hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed above. For more information, see the section that follows on Risk Hedging - Variable Annuity Hedging Program.
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
The majority of the Company’s variable annuity contracts include optional living benefit and guaranteed minimum death benefit features. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer and an external reinsurer. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $82.8 billion and $87.5 billion as of December 31, 2012 and December 31, 2011, respectively.

The following tables summarize the account values of the Company’s U.S. and U.K. direct variable annuities with guarantee features and Japan assumed guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place):

Total Variable Annuity Guarantees
As of December 31, 2012
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[4]	% In the Money[5]
U. S. Variable Annuity [1]
GMDB [2]	$64.8	6.6	$0.7	47%	13%
GMWB	34.2	0.7	0.1	9%	27%
Japan Variable Annuity [1]
GMDB	16.1	2.6	—	97%	14%
GMIB [3]	15.9	2.4	—	99%	14%
U.K. Variable Annuity [1]
GMDB	1.9	0.04	—	100%	2%
GMWB	1.7	0.03	—	24%	7%

Total Variable Annuity Guarantees
As of December 31, 2011
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[4]	% In the Money[5]
U. S. Variable Annuity [1]
GMDB [2]	$68.7	$12.0	$1.6	78%	15%
GMWB	36.6	1.9	0.4	53%	11%
Japan Variable Annuity [1]
GMDB	17.0	5.2	—	99%	24%
GMIB [3]	16.3	4.8	—	99%	23%
U.K. Variable Annuity [1]
GMDB	1.8	0.08	—	100%	4%
GMWB	1.8	0.07	—	57%	3%

[1]
Policies with a guaranteed living benefit (a GMWB in the US or UK, or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or, by contract, the GMDB NAR is reduced to zero. When a policy goes into benefit status on a GMIB, its GMDB NAR is released.

[2]	Excludes group annuity contracts with GMDB benefits.

[3]	Includes small amount of GMWB and GMAB.

[4]	Excludes contracts that are fully reinsured.

[5]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. The GMDB NAR disclosed in the tables above is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company's GMDB liability, see Note 8 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.

The Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the guaranteed remaining benefit (“GRB”). For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contract holder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of December 31, 2012, substantially all of the Japan GMIB contracts were “in the money”. For additional information on the Company’s GMIB liability, see Note 8 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.
The following table represents the timing of account values eligible for annuitization under the assumed Japan GMIB as well as the NAR. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

GMIB [1]	As of December 31, 2012
($ in billions)	Account Value	Net Amount at Risk
2013	$—	$—
2014	—	—
2015	5.0	0.6
2016	2.3	0.4
2017	2.6	0.5
2018 & beyond [2]	5.6	0.9
Total	$15.5	$2.4

[1]	Excludes certain non-GMIB living benefits of $0.4 billion of account value and $0.0 billion of NAR.

[2]	In 2018 & beyond, $2.5 billion of the $5.6 billion is associated with account value that is eligible in 2021.

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

Macro Hedge Program
The Company’s macro hedging program uses derivative instruments such as options and futures on equities and interest rates to provide protection against the statutory tail scenario risk arising from U.S., GMWB and GMDB liabilities, on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
U.K Macro Hedge Program
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
Equity Risk on Statutory Capital and Risked Based Capital
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory surplus or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be varied and in some instances counterintuitive. Factors include:

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

The Company has reinsured approximately 19% of its risk associated with GMWB with a third party and 16% of its risk associated with GMWB with an affiliated captive reinsurer. The Company has also reinsured 67% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the equity markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, migrating towards a more statutory based hedging program, changes in product design, increasing pricing and expense management.

Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its reinsurance of Japan variable annuities and direct U.K. variable annuities, the investment in and net income of the Japanese and U.K. operations, non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated individual fixed annuity product. In addition, the Company’s issued non-U.S. dollar denominated funding agreement liability contracts. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
The company manages the market risk, including foreign currency exchange risk, associated with the guaranteed benefits related to the Japan and U.K. variable annuities through its comprehensive International Hedge Program. For more information on the International Hedge Program, including the foreign currency exchange risk sensitivity analysis, see the Variable Product Guarantee Risks and Risk Management section.
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
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2012 and 2011, were approximately $1.5 billion and $1.6 billion, respectively. Included in these amounts are $1.4 billion and $1.3 billion at December 31, 2012 and 2011, respectively, related to non-U.S. dollar denominated fixed maturity securities that directly support liabilities denominated in the same currencies. At December 31, 2012 and 2011, the derivatives used to hedge currency exchange risk related to the remaining non-U.S. dollar denominated fixed maturities had a total notional amount of $161 and $252, respectively, and total fair value of $(10) and $3, respectively.

Based on the fair values of the Company’s non-U.S. dollar denominated securities, including the associated yen denominated fixed annuity product liabilities, and derivative instruments as of December 31, 2012 and 2011, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $67 and $58, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
Liabilities
The Company issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2012 and 2011, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $134 and $771 and a total fair value of less than $1 and $(57), respectively.
The Company uses currency swaps to manage the foreign currency risk associated with the yen denominated individual fixed annuity product. As of December 31, 2012 and 2011, the notional value of the currency swaps was $1.7 billion and $1.9 billion and the fair value was $224 and $514, respectively. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A before-tax net loss of $(36) and net gain of $3 for the years ended December 31, 2012, and 2011, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. The majority of the Company’s credit risk is concentrated in its investment holdings but is also present in reinsurance and insurance portfolios. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value of a financial instrument due to changes in credit spread that are unrelated to changes in obligor credit quality. A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale.
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

The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through the use of derivative instruments or asset sales. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see Investment Management section and Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. See Reinsurance section for further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process.
As of December 31, 2012, the Company had no exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
Derivative Instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties becoming unwilling to engage in additional over-the-counter (“OTC”) derivatives requiring greater collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using a combination of cash and exchange-traded instruments, in addition to using the available OTC derivatives.
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

For the company's domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in two legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2012, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For the year ended December 31, 2012, the Company has incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 10 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
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
As of December 31, 2012 and 2011, the notional amount related to credit derivatives that purchase credit protection was $1.9 billion and $1.1 billion, respectively, while the fair value was $23. As of December 31, 2012 and 2011, the notional amount related to credit derivatives that assume credit risk was $2.0 billion and $2.2 billion, respectively, while the fair value was $(8) and $(545), respectively. For further information on credit derivatives, see Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	December 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$6,312	6,659	13.5%	$5,687	$6,018	12.6%
AAA	4,126	4,393	8.9%	4,807	5,065	10.6%
AA	5,283	5,618	11.4%	6,246	6,196	13.0%
A	13,466	15,061	30.4%	12,659	13,805	28.9%
BBB	13,521	14,769	29.9%	13,549	14,066	29.4%
BB & below	3,045	2,904	5.9%	3,288	2,628	5.5%
Total fixed maturities	$45,753	49,404	100.0%	$46,236	$47,778	100.0%
The movement in the overall credit quality of the Company’s portfolio was primarily attributable to an increase in U.S. Government/Government agencies, which increased largely due to collateral associated with repurchase agreements and dollar roll transactions. For further information on repurchase and dollar roll agreements, see Note 4 - Investments and Derivative Instruments of Notes to the Consolidated Financial Statements. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	December 31, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value
Asset-backed securities (“ABS”)
Consumer loans	1,331	11	(114)	1,228	2.5%	1,767	18	(193)	1,592	3.3%
Small business	276	4	(58)	222	0.4%	345	2	(112)	235	0.5%
Other [1]	200	23	—	223	0.5%	249	18	(1)	266	0.6%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	1,513	—	(43)	1,470	3.0%	1,630	1	(129)	1,502	3.1%
Commercial real estate ("CREs")	370	44	(69)	345	0.7%	425	14	(143)	296	0.6%
Other	353	17	(5)	345	0.7%	—	—	—	—	—%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	492	45	—	537	1.1%	345	23	—	368	0.8%
Bonds	2,920	189	(96)	3,013	6.1%	3,747	118	(303)	3,562	7.5%
Interest only (“IOs”)	345	28	(11)	362	0.7%	326	28	(15)	339	0.7%
Corporate
Basic industry [1]	2,627	263	(5)	2,885	5.8%	2,499	222	(15)	2,705	5.7%
Capital goods	2,182	281	(1)	2,462	5.0%	2,217	241	(21)	2,437	5.1%
Consumer cyclical	1,695	197	(3)	1,889	3.8%	1,518	149	(5)	1,662	3.5%
Consumer non-cyclical	4,199	567	(4)	4,761	9.6%	4,182	483	(11)	4,654	9.6%
Energy	2,758	395	(2)	3,152	6.4%	2,389	307	(10)	2,686	5.6%
Financial services	4,856	440	(166)	5,130	10.4%	5,385	263	(393)	5,255	11.0%
Tech./comm.	2,692	372	(12)	3,052	6.2%	2,861	313	(40)	3,134	6.6%
Transportation	1,068	135	(1)	1,202	2.4%	963	100	(4)	1,059	2.2%
Utilities	5,477	743	(27)	6,193	12.6%	5,507	622	(28)	6,101	12.7%
Other [1]	220	33	—	253	0.5%	563	29	(12)	536	1.2%
Foreign govt./govt. agencies	1,369	120	(29)	1,460	3.0%	1,121	106	(3)	1,224	2.6%
Municipal – Taxable	1,808	204	(14)	1,998	4.0%	1,504	104	(51)	1,557	3.3%
Residential mortgage-backed securities (“RMBS”)
Agency	3,408	164	(1)	3,571	7.2%	2,718	147	—	2,865	6.0%
Non-agency	—	—	—	—	—%	51	—	(2)	49	0.1%
Alt-A	39	—	(1)	38	0.1%	105	3	(21)	87	0.2%
Sub-prime	1,143	32	(113)	1,062	2.1%	1,195	20	(393)	822	1.7%
U.S. Treasuries	2,412	151	(12)	2,551	5.2%	2,624	162	(1)	2,785	5.8%
Fixed maturities, AFS	45,753	4,458	(787)	49,404	100.0%	46,236	3,493	(1,906)	47,778	100.0%
Equity securities
Financial services	143	8	(25)	126		129	—	(54)	75
Other	265	20	(11)	274		314	21	(12)	323
Equity securities, AFS [3]	408	28	(36)	400		443	21	(66)	398
Total AFS securities	$46,161	$4,486	$(823)	$49,804		$46,679	$3,514	$(1,972)	$48,176
Fixed maturities, FVO [3]				$1,010					$1,317

[1]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]
Includes investments relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements for further discussion of this transaction.

The Company continues to invest in a diversified portfolio with purchases focused on investment grade corporate bonds and additional investments into RMBS agencies and U.S. Treasuries as a part of repurchase and dollar roll transactions. For further information on repurchase and dollar roll agreements, see Note 4 - Investments and Derivative Instruments of Notes to the Consolidated Financial Statements. The Company also reinvested short-term investments into foreign government securities to generate an additional return in support of Japan-related liabilities. In addition, the Company continued to prudently manage exposure to riskier assets through selective sales of CMBS, financial and European exposures. The Company's AFS net unrealized position improved primarily as a result of improved security valuations largely due to credit spread tightening and declining interest rates. Fixed maturities, FVO, primarily represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily investment grade CRE CDOs. For further discussion on fair value option securities, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
European Exposure
Many economies within Europe continue to experience significant adverse economic conditions which have been precipitated in part by high unemployment rates and government debt levels. As a result, issuers in several European countries have experienced credit deterioration and rating downgrades and a reduced ability to access capital markets and/or higher borrowing costs. The concerns regarding the European countries have impacted the capital markets which, in turn, has made it more difficult to contain the European financial crisis. Austerity measures aimed at reducing sovereign debt levels, along with steps taken by the European Central Bank to provide liquidity and credit support to certain countries issuing debt, have helped to stabilize markets to a degree recently. However, core issues still remain. Further contraction of gross domestic product along with elevated unemployment levels may continue to put pressure on sovereign debt.
The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company periodically considers alternate scenarios, including a base-case and both a positive and negative “tail” scenario that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential for the spread of sovereign debt contagion, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company has been focused on controlling both absolute levels of exposure and the composition of that exposure through both bond and derivative transactions.
The Company has limited direct European exposure, totaling only 7% of total invested assets as of December 31, 2012. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, specifically, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes credit default spreads that exceed the iTraxx SovX index level and an S&P credit quality rating lower than BBB and a gross domestic product ("GDP") greater than $200 billion.
The following tables present the Company’s European securities included in the Securities by Type table above.

December 31, 2012
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$2	$2	$—	$—	$—	$—	$2	$2
Spain [3]	37	35	20	20	—	—	57	55
Ireland	125	125	—	—	—	—	125	125
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Higher risk	164	162	20	20	—	—	184	182
Europe excluding higher risk	2,687	3,057	671	682	478	535	3,836	4,274
Total Europe	$2,851	$3,219	$691	702	$478	$535	$4,020	$4,456
Europe exposure net of credit default swap protection [2]							$3,750	$4,455

December 31, 2011
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$185	$149	$—	$—	$—	$—	$185	$149
Spain [3]	150	148	20	19	—	—	170	167
Ireland	120	119	—	—	—	—	120	119
Portugal	15	15	—	—	—	—	15	15
Greece	—	—	—	—	—	—	—	—
Higher risk	470	431	20	19	—	—	490	450
Europe excluding higher risk	2,771	3,081	828	758	613	681	4,212	4,520
Total Europe	$3,241	$3,512	$848	777	$613	$681	$4,702	$4,970
Europe exposure net of credit default swap protection [2]							$4,261	$4,987

[1]
Includes amortized cost and fair value of $38 as of December 31, 2012 and $42, respectively, as of December 31, 2011 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $270 and $(1), respectively, as of December 31, 2012 and $441 and $17, respectively, as of December 31, 2011 related to credit default swap protection. This includes a notional amount of $41 and $66 as of December 31, 2012 and 2011, respectively, related to single name corporate issuers in the financial services sector.

[3]	The Company has credit default swap protection with a notional amount of $20 related to the Corporate and Equity, AFS Financial Services.
The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of December 31, 2012 and 2011 exposure to the United Kingdom totals less than 3% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the higher risk countries and does not hold any exposure to issuers in Greece. As of December 31, 2012 and 2011, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A respectively.
As of December 31, 2012 and 2011, the Company’s total credit default swaps that provide credit protection on European issuers had a notional amount of $270 and $441, respectively, and a fair value of $(1) and $17, respectively. Included in those notional amounts as of December 31, 2012 and 2011were $270 and $250, respectively, on credit default swaps referencing single name corporate and financial European issuers, of which $23 and $88, respectively, related to the higher risk countries. The maturity dates of the credit defaults swaps are primarily consistent with the hedged bonds. Also included are credit default swaps with a notional amount of $191 as of December 31, 2011 which reference a standard basket of European corporate and financial issuers. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section in this MD&A.
Included in the Company’s equity securities, trading portfolio are certain investments in European sovereign debt totaling $378. These investments do not include any holdings in GIIPS nations. These assets support the U.K. variable annuity business and, therefore, changes in the fair value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies.
Also included in The Hartford's equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poor's or Baa3 or higher by Moody's. Should an issuer's credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Hartford's indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies. The Company has entered into credit default swaps with a notional amount and fair value of $350 and $28, respectively, to hedge certain sovereign credit risks.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	December 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$29	$31	$2	$162	$165	$3
AA	806	875	69	1,259	1,244	(15)
A	2,382	2,548	166	2,557	2,583	26
BBB	1,568	1,571	3	1,377	1,197	(180)
BB & below	214	231	17	159	141	(18)
Total	$4,999	$5,256	$257	$5,514	$5,330	$(184)
Domestic financial companies continued to stabilize throughout 2012 due to improved earnings performance, strengthening of asset quality and capital generation. However, spread volatility remains high due to capital market and economic uncertainty surrounding debt ceiling and sequestration issues, as well as lingering concerns related to the Eurozone. Financial institutions remain vulnerable to these concerns, as well as ongoing stress in the real estate markets which could adversely impact the Company’s net unrealized position.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals such as spread tightening, firming property prices, increases in transaction volume and modestly easing financing conditions. While delinquencies still remain at elevated levels, they have improved throughout 2012.
The following tables present the Company’s exposure to CMBS bonds by current credit quality and vintage year, included in the Securities by Type table above. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS – Bonds [1]

December 31, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$83	$87	$24	$25	$26	$26	$5	$5	$28	$28	$166	$171
2004	100	104	59	68	26	26	24	24	6	5	215	227
2005	249	273	59	59	46	46	88	79	54	44	496	501
2006	512	571	129	136	109	114	170	168	226	200	1,146	1,189
2007	274	298	215	217	94	95	31	31	94	81	708	722
2008	30	35	—	—	—	—	—	—	—	—	30	35
2009	28	30	—	—	—	—	—	—	—	—	28	30
2010	—	—	—	—	16	17	—	—	—	—	16	17
2011	57	61	—	—	—	—	—	—	—	—	57	61
2012	58	60	—	—	—	—	—	—	—	—	58	60
Total	$1,391	$1,519	$486	$505	$317	$324	$318	$307	$408	$358	$2,920	$3,013
Credit protection	29.7%		24.6%		25.7%		18.2%		8.5%		24.2%

December 31, 2011
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$225	$229	$54	$53	$36	$35	$10	$9	$22	$20	$347	$346
2004	191	200	59	67	30	27	30	28	6	4	316	326
2005	287	311	43	41	93	80	120	92	30	23	573	547
2006	541	579	410	389	173	153	187	153	299	214	1,610	1,488
2007	160	173	184	162	45	36	116	91	97	79	602	541
2008	30	32	—	—	—	—	—	—	—	—	30	32
2009	28	29	—	—	—	—	—	—	—	—	28	29
2010	6	7	—	—	—	—	—	—	—	—	6	7
2011	235	246	—	—	—	—	—	—	—	—	235	246
2012	—	—	—	—	—	—	—	—	—	—	—	—
Total	$1,703	$1,806	$750	$712	$377	$331	$463	$373	$454	$340	$3,747	$3,562
Credit protection	27.5%		24.0%		20.4%		13.6%		6.8%		21.9%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to CRE CDOs with an amortized cost and fair value of $370 and $345, respectively, as of December 31, 2012 and $425 and $296, respectively, as of December 31, 2011. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
Commercial Mortgage Loans

	December 31, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$114	$(5)	$109	$132	$(5)	$127
Whole loans	4,391	(9)	4,382	3,575	(13)	3,562
A-Note participations	235	—	235	236	—	236
B-Note participations	140	—	140	173	(5)	168
Mezzanine loans	69	—	69	89	—	89
Total [2]	$4,949	$(14)	$4,935	$4,205	$(23)	$4,182

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
Includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements for further discussion of this transaction.

Since December 31, 2011 the Company funded $1.1 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 3.8%. The Company continues to originate commercial whole loans in primary markets, such as multi-family and retail, focusing on loans with strong LTV ratios and high quality property collateral. The Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, as of December 31, 2012, and $57 and $4, respectively, as of December 31, 2011.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. These hedge funds invest in a variety of strategies including global macro and long/short credit and equity. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporate equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential.

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Hedge funds	$501	36.5%	$514	37.4%
Mortgage and real estate funds	185	13.5%	189	13.7%
Mezzanine debt funds	56	4.1%	60	4.4%
Private equity and other funds	630	45.9%	613	44.5%
Total	$1,372	100.0%	$1,376	100.0%
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $823 million as of December 31, 2012, which have improved $1.1 billion, or 58%, from December 31, 2011 due to credit spread tightening and lower interest rates. As of December 31, 2012, $412 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $411 of gross unrealized losses were associated with securities depressed greater than 20%, which includes $68.0 associated with securities depressed over 50% for twelve months or more. The securities depressed more than 20% are primarily corporate financial services, commercial and residential real estate, as well as ABS backed by student loans that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding financial services residential and certain commercial real estate and ABS student loans. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of December 31, 2012 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	December 31, 2012				December 31, 2011
	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	423	$1,268	$1,219	$(49)	628	$2,815	$2,572	$(243)
Greater than three to six months	165	579	550	(29)	357	1,606	1,537	(69)
Greater than six to nine months	63	112	99	(13)	168	755	702	(53)
Greater than nine to eleven months	45	27	24	(3)	22	58	52	(6)
Greater than twelve months	548	5,588	4,851	(729)	747	8,166	6,521	(1,601)
Total	1,244	$7,574	$6,743	$(823)	1,922	$13,400	$11,384	$(1,972)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	December 31, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	48	$35	$26	$(9)	$174	$1,498	$1,045	$(428)
Greater than three to six months	14	21	16	(5)	106	955	674	(281)
Greater than six to nine months	15	69	53	(16)	36	348	232	(116)
Greater than nine to eleven months	7	29	22	(6)	—	—	—	—
Greater than twelve months	130	1,114	739	(375)	203	1,521	894	(627)
Total	214	$1,268	$856	$(411)	519	$4,322	$2,845	$(1,452)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	December 31, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	12	$22	$10	$(12)	39	$139	$49	$(90)
Greater than three to six months	1	—	—	—	18	66	27	(39)
Greater than six to nine months	4	1	—	(1)	7	33	11	(22)
Greater than nine to eleven months	5	—	—	—	3	5	1	(4)
Greater than twelve months	20	107	39	(68)	51	202	64	(138)
Total	42	$130	$49	$(81)	118	$445	$152	$(293)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type excluding intent-to-sell impairments relating to the sales of Retirement Plans and Individual Life businesses.

	For the years ended December 31,
	2012	2011
ABS	$24	$24
CDOs	9	30
CMBS
Bonds	4	5
IOs	1	3
Corporate	18	33
Equity	15	13

RMBS
Non-agency	—	—
Alt-A	1	1
Sub-prime	10	15
U.S. Treasuries	—	1
Total	$82	$125
The following table presents the Company's intent-to-sell impairments recognized in earnings relating to the sales of the Retirement Plans and Individual Life businesses by security type. The Company recognized impairments in the amount of the gross unrealized loss as of December 31, 2012 on the securities that were transferred.

For the year ended December 31, 2012
ABS	$21
CDO
CRE CDOs	7
Other CDOs	15
CMBS
Bonds	12
IOs	1
Corporate	48
Equity	4
Municipal	1
RMBS Alt-A	5
RMBS sub-prime	57
Other	2
Total	$173
Year ended December 31, 2012
For the year ended December 31, 2012, impairments recognized in earnings were comprised of credit impairments of $42, securities that the Company intends to sell of $25, excluding the securities included in the sales of the Retirement Plans and Individual Life businesses, and impairments on equity securities of $15. In addition to the intent-to-sell impairments of $25 were impairments on available-for-sale debt and equity securities of $173 related to the sale of the Retirement Plans and Individual Life businesses.

Impairments on equity securities were largely comprised of downgraded preferred equity securities of financial institutions. Impairments on securities for which the Company has the intent-to-sell, excluding the securities included in the sales of the Retirement Plan and Individual Life businesses, primarily related to European corporate debt where the Company would like the ability to reduce certain exposures, as well as high risk CMBS bonds and ABS collateralized by student loans.
Credit impairments were primarily concentrated in structured securities associated with commercial real estate, as well as ABS small business. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, delinquency levels and service behavior, and severity rates. The macroeconomic assumptions considered by the Company did not materially change during 2012 and, as such, the credit impairments recognized for the year ended December 31, 2012 were primarily driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.
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
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $38 for the year ended December 31, 2012, predominantly concentrated in corporate financial services and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations. Ultimate loss formation will be a function of macroeconomic factors and idiosyncratic security-specific performance. As a consequence, it is difficult to predict with accuracy future impairments.
Year ended December 31, 2011
For the year ended December 31, 2011, impairments recognized in earnings were comprised of credit impairments of $88 primarily concentrated in structured securities associated with commercial real estate, as well as direct private investments. Also included were impairments on securities for which the Company intended to sell of $24, mainly comprised of corporate bonds, certain ABS aircrafts bonds and CMBS, as well as impairments on equity securities of $13 primarily on below investment grade securities depressed 20% for more than six months.

Valuation Allowances on Mortgage Loans
The following table presents (additions)/reversals to valuation allowances on mortgage loans.

	For the years ended December 31,
	2012	2011
Credit-related concerns	$4	$27
Held for sale
Agricultural loans	—	(2)
B-note participations	—	—
Mezzanine loans	—	—
Total	$4	$25
Year ended December 31, 2012
For the year ended December 31, 2012, valuation allowances on mortgage loan reversals of $4 were largely driven by recovery of property collateralizing a B-Note. The valuation allowance was reversed due to an increase in the valuation of the underlying collateral as a result of improved occupancy rates and performance of the property. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2012, is $365. Of this $365, the legal entities have posted collateral of $345 in the normal course of business. Based on derivative market values as of December 31, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require an additional $29 to be posted as collateral. Based on derivative market values as of December 31, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $33 of assets to be posted as collateral.These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
As of December 31, 2012, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $4.7 billion and $124, respectively, or (2) both BBB+ and Baa1 was $6.3 billion and $186, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $3.9 billion and a fair value of $133, for which the Company has a contractual right to make a collateral payment in the amount of approximately $45 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded one or more levels below the current rating by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of December 31, 2012, the gross fair value of all affected derivative contracts is $160, which would approximate the settlement value.
On February 5, 2013 Moody's lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to Baa2. Given this downgrade action, termination rating triggers of seven derivative counterparty relationships were impacted. The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete. Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company. As of December 31, 2012, the notional amount and fair value related to these counterparties is $18.8 billion and $331, respectively. These counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. As of December 31, 2012 five of these counterparties combined would owe the Company the derivatives fair value of $375 and the Company would owe two counterparties combined $44. Of this $44, the legal entities have posted collateral of $33 in the normal course of business. The counterparties have not exercised this termination right. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $3.9 billion and a fair value of $133, for which the Company has a contractual right to make a collateral payment in the amount of approximately $45 to prevent its termination.
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
The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the fourth quarter quarter of 2012, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.

As of December 31, 2012, the Company’s cash and short-term investments of $3.7 billion, included $607 of collateral received from, and held on behalf of, derivative counterparties and $70 of collateral pledged to derivative counterparties. The Company also held $2.6 billion of treasury securities, of which $285 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $63 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
As of December 31, 2012, the Company’s fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$50,414
Short-term investments	2,354
Cash	1,342
Less: Derivative collateral	962
Total	$53,148
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
The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2012, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of December 31, 2012
Total Contractholder obligations	$195,973
Less: Separate account assets [1]	141,558
International statutory separate accounts [1]	1,837
General account contractholder obligations	$52,578
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$18,296
Fixed MVA annuities [3]	8,879
International fixed MVA annuities	2,054
Guaranteed investment contracts (“GIC”) [4]	158
Other [5]	23,191
General account contractholder obligations	$52,578

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

[3]
Relates to annuities that are recorded in the general account (under U.S. GAAP), although these annuities are held in a statutory separate account, as the contractholders are subject to the Company's credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuity individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. See Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.

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
As of December 31, 2012, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2012 rates, either consumer price index 100 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $78 in 2013, $13 in 2014, $30 in 2015, $18 in 2016, $12 in 2017 and $8 thereafter. For 2012, 2011 and 2010, interest credited to holders of consumer notes was $10, $15 and $25, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table identifies the Company’s contractual obligations as of December 31, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life and annuity obligations [1]	$280,241	$21,204	$39,001	$33,348	$186,688
Operating lease obligations [2]	34	11	13	7	3
Consumer notes [3]	176	85	51	32	8
Purchase obligations [4]	595	524	71	—	—
Other long-term liabilities	2,317	2,229	88	—	—
Total	$283,363	$24,053	$39,224	$33,387	$186,699

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

[2]
Includes future minimum lease payments on operating lease agreements. See Note 10 - Commitments and Contingencies of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[3]
Consumer notes include principal payments, contractual interest for fixed rate notes and, interest based on current rates for floating rate notes. See Note 12 - Debt of Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[4]
Included in purchase obligations is $133 relating to contractual commitments to purchase various goods and services such as maintenance and information technology in the normal course of business.
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

The Company’s subsidiaries are permitted to pay up to a maximum of approximately $82 in dividends in 2013 without prior approval from the applicable insurance commissioner. In 2012, the Company received no dividends from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $515 in 2013. However, because the Company’s earned surplus is negative as of December 31, 2012, the Company will not be permitted to pay any dividends to its parent in 2013 without prior approval from the Connecticut Insurance Commissioner. In 2012, the Company paid no dividends to its parent company. On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department to receive a $1.1 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries, and to pay a $1.2 billion extraordinary dividend to its parent company. These dividends were received and paid on February 22, 2013.

Cash Flows

	2012	2011
Net cash provided by operating activities	$2,027	$3,008
Net cash used for investing activities	$(1,922)	$(2,128)
Net cash used for financing activities	$54	$(225)
Cash — End of Year	$1,342	$1,183
Year ended December 31, 2012 compared to Year-ended December 31, 2011
Net cash provided by operating activities decreased due to settlements of a modified coinsurance agreement, partially offset by an increase in income taxes received of $395 in 2012, as compared to $105 in 2011.
Net cash used for investing activities in 2012 primarily relates to net payments on derivatives of $2.2 billion, net purchases of mortgage loans of of $750, and net purchases of partnerships of $307, partially offset by net proceeds of available-for-sale securities of $1.2 billion. Net cash used for investing activities in 2011 primarily relates to net payments of available-for-sale securities of $1.4 billion, net payments of mortgage loans of $914, partially offset by net receipts on derivatives of $938.
Net cash provided by financing activities in 2012 relates to net increase in securities loaned or sold of $1.6 billion, partially offset by net outflows on investment and universal life-type contracts of $1.4 billion and repayments of consumer notes of $153. Net cash used for financing activities in 2011 primarily relates to net outflows on investment and universal life-type contracts of $157 and repayments of consumer notes of $68.
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
On February 5, 2013, Moody's Investors Service affirmed the insurance financial strength ratings of the Company.  Moody's downgraded the insurance financial strength ratings of Hartford Life and Annuity Insurance Company to Baa2 from A3.  The outlook for all of the ratings is stable.
On March 1, 2013 A.M. Best downgraded the financial strength ratings of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company to A- from A and changed outlook to stable.
On March 8, 2013 Standard & Poor's revised the outlook on Hartford Life and Annuity Insurance Company to stable from negative.

The following table summarizes Hartford Life Insurance Company’s and its wholly-owned subsidiary Hartford Life and Annuity Insurance Company’s financial ratings from the major independent rating organizations as of March 8, 2013:

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Life Insurance Company	A-	A-	A-	A3
Hartford Life and Annuity Insurance Company	A-	A-	BBB+	Baa2
These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. See Part I, Item 1A. Risk Factors – “Downgrades in our financial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.”
Statutory Capital
The Company’s stockholder’s equity, as prepared using U.S. GAAP, was $10.4 billion as of December 31, 2012. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”), was $5.0 billion as of December 31, 2012.
Significant differences between U.S. GAAP stockholder’s equity and aggregate statutory capital and surplus prepared in accordance with U.S. STAT include the following:

•	U.S. STAT excludes equity of non insurance and foreign insurance subsidiaries not held by U.S. insurance subsidiaries.

•	Costs incurred by the Company to acquire insurance policies are deferred under US GAAP while those costs are expensed immediately under US STAT.

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

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under U.S.STAT. U.S.GAAP generally evaluates assets based on their recoverability.
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

Risk-based Capital
The Company's and its U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is two times the ACL RBC (“Company Action Level”). The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level (known as the RBC ratio). The Company and all of its operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations.
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which the Company operates generally establish minimum solvency requirements for insurance companies. All of the Company's international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities.
Contingencies
Legal Proceedings
For further information on other contingencies, see Note 10 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
Legislative Initiatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.
The Dodd-Frank Act vests the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” financial institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC finalized its rule for designating systemically important nonbank financial institutions in April 2012.  Based on its most current financial data, The Hartford is below the quantitative thresholds that will be used to determine which nonbank companies merit consideration. The FSOC has indicated it will review on a quarterly basis whether non-bank financial institutions meet the metrics for further review.
If The Hartford is designated as a systemically important institution, it could be subject to higher capital requirements and additional regulatory oversight imposed by the Federal Reserve, as well as to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, in certain circumstances, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer's state regulator fails to act. If designated, The Hartford could also be subject to increased capital requirements or quantitative limits with respect to our sponsorship of and investments in private equity and hedge funds, which could limit our discretion in managing our general account.
Other provisions in the Dodd-Frank Act that may impact us include: the requirement for central clearing of, and/or new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program; the new “Federal Insurance Office” within Treasury; the possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; the possible prohibition of certain asset-backed securities transactions that could adversely impact our ability to offer insurance-linked securities; and enhancements to corporate governance, especially regarding risk management.

Budget of the United States Government
The Obama Administration has not yet released its proposed federal budget for FY 2014. Last year's proposal, entitled “FY 2013, Budget of the United States Government” (the “Budget”) includes proposals that if enacted, would have affected the taxation of life insurance companies and certain life insurance products. In particular, the proposals would have changed the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company's actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If this proposal is included in the proposed federal budget for FY 2014 and subsequently enacted, the Company's actual tax expense could increase, reducing earnings.
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 10 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
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
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), including the steps taken to address the material weakness described below, have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2012.
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
The Company’s management assessed its internal controls over financial reporting as of December 31, 2012 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.
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
Changes in internal control over financial reporting
The circumstances described below constituted a material weakness in internal control over financial reporting as of September 30, 2012 that has been remediated as of December 31, 2012.

Based on accounting review and validation procedures performed in connection with the financial reporting and close process for the fourth quarter of 2012 and subsequent to the filing of the Third Quarter 2012 Form 10-Q, the Company identified that the impact of certain reinsurance recoverable balances associated with the sale of the Individual Life business (the “Transaction”) was incorrectly omitted in determining the estimated impact of the Transaction. As a result of such identification, the Company concluded that the omission constituted a material weakness and that an estimated loss on the Transaction, comprised of the impairment of goodwill attributed to the Individual Life business should have been recorded in the third quarter of 2012. Management performed additional procedures in order to confirm the extent of the impact of the error and recognized the estimated pre-tax loss on the Transaction in the fourth quarter of 2012. The amount of such estimated loss of $61 was immaterial to the respective quarter's financial statements taken as a whole.
The Company performed its planned year-end procedures, which included accounting review and validation procedures performed by management and accounting operations professionals. These procedures included a detailed evaluation of the impact to general ledger accounts associated with the Transaction to ensure the accuracy of the reinsurance loss on disposition of business calculation associated with the Transaction and resulted in the identification of the error described above. For future transactions involving the purchase or sale of a business, the Company will perform these accounting review and validation procedures upon signing of a purchase or sale agreement. We believe the actions described above remediated the material weakness.
Other than the steps taken to address the material weakness described above, there was no change in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
(1) Audit fees	$10,181,610	$10,384,856
(2) Audit-related fees (a)	362,806	424,198
(3) All other fees (b)	177,467	270,000
Total	$10,721,883	$11,079,054

(a)	Fees for the year ended December 31, 2012 principally consisted of divestiture related services. Fees for the year ended December 31, 2011 principally consisted of an internal control review.

(b)
Fees for the year ended December 31, 2012 principally consisted of an enterprise risk management project. Fees for the year ended December 31, 2011 principally consisted of an enterprise risk management project and an investment related controls project.

The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2012 and 2011 was compatible with maintaining the Deloitte Entities’ independence.
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
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 13, 2013

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
(In millions)	2012	2011	2010
Revenues
Fee income and other	$3,002	$3,233	$3,226
Earned premiums	84	234	260
Net investment income (loss):
Securities available-for-sale and other	2,545	2,579	2,622
Equity securities, trading	202	(14)	238
Total net investment income	2,747	2,565	2,860
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(293)	(196)	(712)
OTTI losses recognized in other comprehensive income	38	71	376
Net OTTI losses recognized in earnings	(255)	(125)	(336)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(1,158)	125	(608)
Total net realized capital losses	(1,413)	—	(944)
Total revenues	4,420	6,032	5,402
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	2,900	3,107	2,948
Benefits, loss and loss adjustment expenses – returns credited on international unit-linked bonds and pension products	201	(14)	238
Amortization of deferred policy acquisition costs and present value of future profits	324	427	110
Insurance operating costs and other expenses	294	2,674	1,365
Reinsurance loss on disposition (including goodwill impairment of $61)	61	—	—
Dividends to policyholders	20	17	21
Total benefits, losses and expenses	3,800	6,211	4,682
Income (loss) from continuing operations before income taxes	620	(179)	720
Income tax expense (benefit)	35	(325)	136
Income from continuing operations, net of tax	585	146	584
Income (loss) from discontinued operations, net of tax	(29)	98	123
Net income	556	244	707
Net income attributable to the noncontrolling interest	2	—	8
Net income attributable to Hartford Life Insurance Company	$554	$244	$699
See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,

(In millions)	2012	2011	2010

Comprehensive Income
Net income	$556	$244	$707
Other comprehensive income (loss):
Change in net unrealized gain/loss on securities [1] [2]	1,120	1,174	1,473
Change in net gain/loss on cash-flow hedging instruments [1]	(110)	103	117
Change in foreign currency translation adjustments [1]	24	(2)	(17)
Total other comprehensive income	1,034	1,275	1,573
Total comprehensive income	1,590	1,519	2,280
Less: Comprehensive income attributable to noncontrolling interest	2	—	8
Total comprehensive income attributable to Hartford Life Insurance Company	$1,588	$1,519	$2,272

[1]
Net change in unrealized capital gain on securities is reflected net of tax benefit and other items of $1,001, $636 and $(793) for the years ended December 31, 2012, 2011 and 2010, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $59, $(55) and $(63) for the years ended December 31, 2012, 2011 and 2010, respectively. There is no tax effect on cumulative translation adjustments.

[2]	There were reclassification adjustments for after-tax gains (losses) realized in net income of $(1), $52 and $(121) for the years ended December 31, 2012, 2011 and 2010, respectively.
 See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2012	2011
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $45,753 and $46,236) (includes variable interest entity assets, at fair value, of $89 and $153)	$49,404	$47,778
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $132 and $338)	1,010	1,317
Equity securities, trading, at fair value (cost of $1,614 and $1,860)	1,847	1,967
Equity securities, available for sale, at fair value (cost of $408 and $443)	400	398
Mortgage loans (net of allowances for loan losses of $14 and $23)	4,935	4,182
Policy loans, at outstanding balance	1,951	1,952
Limited partnership and other alternative investments (includes variable interest entity assets of $6 and $7)	1,372	1,376
Other investments	582	1,974
Short-term investments	2,354	3,882
Total investments	63,855	64,826
Cash	1,342	1,183
Premiums receivable and agents’ balances	58	64
Reinsurance recoverables	2,893	5,006
Deferred policy acquisition costs and present value of future profits	3,072	3,448
Deferred income taxes, net	1,557	2,006
Goodwill	250	470
Other assets	1,306	925
Separate account assets	141,558	143,859
Total assets	$215,891	$221,787
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$11,916	$11,831
Other policyholder funds and benefits payable	40,501	45,016
Other policyholder funds and benefits payable – international unit-linked bonds and pension products	1,837	1,929
Consumer notes	161	314
Other liabilities (includes variable interest entity liabilities of $111 and $477 )	9,535	9,927
Separate account liabilities	141,558	143,859
Total liabilities	205,508	212,876
Commitments and Contingencies (Note 10)
Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	8,155	8,271
Accumulated other comprehensive income, net of tax	1,987	953
Retained earnings (deficit)	235	(319)
Total stockholder’s equity	10,383	8,911
Total liabilities and stockholder’s equity	$215,891	$221,787
See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest	Total Stockholder’s Equity
Balance, December 31, 2011	$6	$8,271	$953	$(319)	$—	$8,911
Capital contributions (to) from parent	—	(116)	—	—	—	(116)
Dividends declared	—	—	—	—	—	—
Net income	—	—	—	554	2	556
Change in noncontrolling interest ownership	—	—	—	—	(2)	(2)
Total other comprehensive income	—	—	1,034	—	—	1,034
Balance, December 31, 2012	$6	$8,155	$1,987	$235	$—	$10,383
Balance, December 31, 2010	$6	$8,265	$(322)	$(562)	$—	$7,387
Capital contributions from parent	—	6	—	—	—	6
Dividends declared	—	—	—	(1)	—	(1)
Net income	—	—	—	244	—	244
Total other comprehensive income	—	—	1,275	—	—	1,275
Balance, December 31, 2011	$6	$8,271	$953	$(319)	$—	$8,911
Balance, December 31, 2009	$6	$8,457	$(2,070)	$(1,113)	$61	$5,341
Capital contributions (to) from parent	—	(192)	—	—	—	(192)
Dividends declared	—	—	—	1	—	1
Cumulative effect of accounting changes, net of DAC and tax	—	—	175	(149)	—	26
Change in noncontrolling interest ownership	—	—	—	—	(69)	(69)
Net income	—	—	—	699	8	707
Total other comprehensive income	—	—	1,573	—	—	1,573
Balance, December 31, 2010	$6	$8,265	$(322)	$(562)	$—	$7,387

See Notes to Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2012	2011	2010
Operating Activities
Net income (loss)	$556	$244	$707
Adjustments to reconcile net income(loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	359	474	178
Additions to deferred policy acquisition costs and present value of future profits	(329)	(381)	(381)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	(44)	252	13
Reinsurance recoverables	(47)	57	26
Receivables and other assets	158	9	(112)
Payables and accruals	(1,035)	2,402	295
Accrued and deferred income taxes	392	(125)	(131)
Net realized capital losses	1,413	1	882
Net receipts (disbursements) from investment contracts related to policyholder funds – international unit-linked bonds and pension products	(92)	(323)	(167)
Net (increase) decrease in equity securities, trading	120	312	164
Goodwill Impairment	149	—	—
Depreciation and amortization	164	194	207
Reinsurance loss on disposition, including goodwill impairment of $61	61	—	—
Other, net	202	(108)	201
Net cash provided by operating activities	2,027	3,008	1,882
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	25,163	19,203	28,581
Fixed maturities, fair value option	283	37	20
Equity securities, available-for-sale	133	147	171
Mortgage loans	306	332	1,288
Partnerships	110	128	151
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(23,949)	(20,517)	(28,871)
Fixed maturities, fair value option	(182)	(661)	(74)
Equity securities, available-for-sale	(97)	(230)	(122)
Mortgage loans	(1,056)	(1,246)	(189)
Partnerships	(417)	(436)	(172)
Proceeds from business sold	58	—	241
Change in derivatives, net	(2,275)	938	(644)
Change in policy loans, net	1	176	(8)
Change in payables for collateral under securities lending, net	—	—	(46)
Change in all other, net	—	1	(117)
Net cash provided by (used for) investing activities	(1,922)	(2,128)	209
Financing Activities
Deposits and other additions to investment and universal life-type contracts	10,004	12,124	15,405
Withdrawals and other deductions from investment and universal life-type contracts	(24,608)	(22,720)	(25,030)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	13,196	10,439	8,211
Net increase in securities loaned or sold under agreements to repurchase	1,615	—	—
Capital contributions (to) from parent	—	—	(195)
Net repayments at maturity or settlement of consumer notes	(153)	(68)	(754)
Net cash used for financing activities	54	(225)	(2,363)
Foreign exchange rate effect on cash	—	(3)	10
Net increase (decrease) in cash	159	652	(262)
Cash — beginning of year	1,183	531	793
Cash — end of year	$1,342	$1,183	$531
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the year for income taxes	(395)	(105)	354
Noncash return of capital	(126)	—	—
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	43	—	—

See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “Company”, “we” or “our”) is a provider of insurance and investment products in the United States (“U.S.”) and is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”). Hartford Life, Inc., a Delaware corporation ("HLI") is the parent of HLA. The Hartford Financial Services Group, Inc. (“The Hartford”) is the ultimate parent of the Company.
On January 1, 2013, HLI completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 HLI completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. ("Prudential"). For further discussion of these and other such transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
On December 10, 2012, HLA received regulatory approval to reorganize its Mutual Funds business for the purpose of streamlining the business by consolidating the entities that provide services to the Mutual Funds business under Hartford Funds Management Group, Inc., also a subsidiary of HLI, thereby separating its Mutual Funds business from its insurance business. The Company effected the reorganization by distributing certain Mutual Funds subsidiaries to HLA in the form of a return of capital effective December 31, 2012. The reorganization was accounted for by the Company as a transfer of net assets at book value between entities under common control.
In connection with the reorganization of the Mutual Funds business, investment advisory agreements between the Company's Mutual Funds subsidiaries and HL Investment Advisors, LLC, an indirect subsidiary of the Company, were terminated effective December 31, 2012. Following the reorganization, Hartford Funds Management Company, LLC, an indirect subsidiary of HLI, will replace HL Investment Advisors, LLC as the investment advisor for The Hartford's mutual funds. The Mutual Funds reporting segment contributed less than 10% of the net income attributable to HLIC for the year ended December 31, 2012. The carrying value of the subsidiaries distributed was $203 and $116 as of December 31, 2012 and 2011, respectively. For further discussion of the reorganization of the Mutual Funds business, see Note 7 - Goodwill and Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements.
The Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
On January 1, 2012, the Company retrospectively adopted Accounting Standards Update No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which clarifies the definition of policy acquisition costs that are eligible for deferral. As a result of this accounting change, stockholder’s equity as of January 1, 2010, decreased by approximately $1.0 billion, after-tax from $6.3 billion to $5.3 billion due to a reduction of the Company’s deferred acquisition cost asset balance related to certain costs that do not meet the provisions of the revised standard.
Consolidation
The Consolidated Financial Statements include the accounts of HLIC, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. For further discussions on VIEs, see Note 4 of Notes to Consolidated Financial Statements. Material intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.
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
The Company is presenting the operations of certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. For information on the specific businesses and related impacts, see Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements
Use of Estimates
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
The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters (see Note 10). The related accounting policies are summarized in the Significant Accounting Policies section of this footnote unless indicated otherwise herein. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Segment Information
The Company currently conducts business in a single reporting segment comprised of business from the Company's U.S. annuity, international annuity, and institutional and private-placement life insurance businesses, as well as the Retirement Plans and Individual Life businesses that were sold in January 2013. In addition, the Company no longer has a Mutual Funds reporting segment following the reorganization of its Mutual Funds business effective December 31, 2012. For further discussion of the Retirement Plans and Individual Life transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements. For further discussion of the reorganization of the Mutual Funds business, see the Basis of Presentation section of this footnote. The Company's determination that it operates in a single reporting segment is based on the fact that the Company's chief operating decision maker reviews the Company's financial performance at a consolidated level.
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
Participating policies were 5%, 2% and 3% of the total life insurance policies as of December 31, 2012, 2011, and 2010, respectively. Dividends to policyholders were $20, $17 and $21 for the years ended December 31, 2012, 2011, and 2010, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Fair Value
The following financial instruments are carried at fair value in the Company’s Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”), fixed maturities at fair value using fair value option (“FVO”); equity securities, trading; short-term investments; freestanding and embedded derivatives; limited partnerships and other alternative investments measured at fair value; separate account assets; and certain other liabilities.
Investments
Overview
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss) (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value primarily accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. In addition, investment fund accounting is applied to a wholly-owned fund of funds. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2012, 2011 and 2010 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
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
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis, as well as changes in value associated with fixed maturities for which the fair value option was elected. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of derivatives in certain fair-value hedge relationships and their associated hedged asset. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s policies previously discussed. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings, as well as investment fund accounting applied to a wholly-owned fund of funds. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2012, 2011 and 2010.
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
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivative instruments are recognized on the Consolidated Balance Sheets at fair value. For balance sheet presentation purposes, the Company offsets the fair value amounts, income accruals, and cash collateral, related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset.
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
Reinsurance
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
The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. As of December 31, 2012, 2011 and 2010, there were no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity. As of December 31, 2012, 2011 and 2010, the Company’s policy for the largest amount retained on any one life by the Life Insurance segment was $10.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Deferred Policy Acquisition Costs and Present Value of Future Profits
Deferred policy acquisition costs represent costs that are directly related to the successful acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees. The Company’s DAC asset, which includes the present value of future profits, is related to most universal life-type contracts (including variable annuities) and is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits. EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets such as, sales inducement assets and unearned revenue reserves. Components of EGPs are used to determine reserves for universal life type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, guaranteed minimum income and universal life secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
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
The Company determines EGPs from a single deterministic reversion to mean separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through a consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This Unlock for future separate account returns is determined each quarter.
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
Goodwill
Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. During the fourth quarter of 2011, the Company changed the date of its annual impairment test for all reporting units to October 31st from January 1st. As a result, all reporting units performed an impairment test on October 31, 2011 in addition to the annual impairment test performed on January 1, 2011. The change was made to be consistent across all of the parent company’s reporting units and to more closely align the impairment testing date with the long-range planning and forecasting process. The Company determined that this change in accounting principle is preferable under the circumstances and does not result in any delay, acceleration or avoidance of impairment. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each October 31 for periods prior to October 31, 2011 without applying information that has been learned since those periods, the Company prospectively applied the change in the annual goodwill impairment testing date from October 31, 2011.
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
Consistent with the Company’s policy on DAC Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the DAC Unlock, see Note 6 - Deferred Policy Acquisition Costs and Present Value of Future Benefits.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

2. Business Dispositions
Sale of Retirement Plans
On January 1, 2013, HLI completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The sale was structured as a reinsurance transaction and is estimated to result in an after tax gain consisting of a reinsurance loss, offset by realized capital gains. Upon closing, in the first quarter of 2013 the Company reinsured $9.2 billion of policyholder liabilities and $26.3 billion of separate account liabilities under indemnity reinsurance arrangements. The Company also transferred invested assets with a carrying value of $9.3 billion, net of the ceding commission, to MassMutual and wrote off $100 of deferred acquisition costs, deferred income taxes, goodwill, and other assets associated with the disposition. These amounts are subject to change pending final determination of the net assets sold, transaction costs and other adjustments.
Sale of Individual Life
On January 2, 2013 HLI completed the sale of its Individual Life insurance business to Prudential for consideration of $615, consisting primarily of a ceding commission, of which $590 is attributable to the Company. The sale was structured as a reinsurance transaction and is estimated to result in a loss on business disposition consisting of a reinsurance loss offset by realized capital gains. Upon closing, in the first quarter of 2013 the Company reinsured $8.3 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The Company also transferred invested assets with a carrying value of $7.6 billion, exclusive of $1.4 billion assets supporting the modified coinsurance agreement, net of cash transferred in place of short-term investments, to Prudential and wrote off $1.8 billion of deferred acquisition costs, deferred income taxes, goodwill and other assets, and $1.9 billion of other liabilities associated with the disposition. These amounts are subject to change pending final determination of the net assets sold, transaction costs and other adjustments.
The estimated reinsurance loss on business disposition of $61, pre tax, for the year ended December 31, 2012 includes a goodwill impairment charge of the same amount. This estimate reflects management's best estimate of the potential loss from this transaction. For further information regarding the Company's 2012 goodwill impairment testing, see Note 7- Goodwill of Notes to Consolidated Financial Statements. The estimated reinsurance loss on business disposition is subject to change pending final determination of the net assets sold, transaction costs and other adjustments.
Composition of Invested Assets Transferred
The following table presents invested assets transferred by the Company in connection with the sale of the Retirement Plans and Individual Life businesses in January 2013. In December 2012, the Company recognized intent-to-sell impairments of $173 and gains on derivatives hedging of $108 associated with the sale of these assets.

As of December 31, 2012
Carrying Value
Asset-backed securities ("ABS")	$289
Collateralized debt obligations ("CDOs") [1]	474
Commercial mortgage-backed securities ("CMBS")	940
Corporate	11,330
Foreign govt./govt. agencies	263
Municipal	899
Residential mortgage-backed securities ("RMBS")	705
U.S. Treasuries	115
Total fixed maturities, AFS, at fair value (amortized cost of $13,596) [2]	15,015
Equity securities, AFS, at fair value (cost of $27) [3]	28
Fixed maturities, at fair value using the FVO [4]	16
Mortgage loans (net of allowances for loan losses of $1)	1,288
Policy loans, at outstanding balance	542
Total invested assets transferred	$16,889

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions (continued)

Composition of Invested Assets Transferred (continued)
[1] The market value includes the fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in the net unrealized capital gains (losses).
[2] Includes $14.4 billion and $657 of securities in level 2 and 3 of the fair value hierarchy, respectively.
[3] All equity securities transferred are included in level 2 of the fair value hierarchy.
[4] All FVO securities transferred are included in level 3 of the fair value hierarchy.

Purchase Agreement with Forethought Financial Group, Inc.
On December 31, 2012, The Hartford completed the sale of its U.S. individual annuity new business capabilities to Forethought Financial Group. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012 and the impact of this transaction was not material to the Company's results of operations, financial position or liquidity.
Sale of Woodbury Financial Services, Inc.
On November 30, 2012, The Hartford completed the sale of Woodbury Financial Services, an indirect wholly-owned subsidiary, to AIG Advisor Group, a subsidiary of American International Group, Inc. The impact of the disposition of this business was not material to the Company's results of operations, financial position or liquidity.
Servicing Agreement of Hartford Life Private Placement LLC
On July 13, 2012, The Hartford closed a sale transaction with Philadelphia Financial Group whereby Philadelphia Financial Group acquired certain assets used to administer the Company's private placement life insurance (“PPLI”) businesses and will service the PPLI businesses. The Company retained certain corporate functions associated with this business as well as the mortality risk on the insurance policies. Upon closing, the Company recorded a deferred gain of $61 after-tax, which will be amortized over the estimated life of the underlying insurance policies.
See Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements for the Mutual Funds reorganization and sale of certain subsidiaries that are being reported as discontinued operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements
The following section applies the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds reported in separate account assets and exchange-traded derivative securities.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included are limited partnerships and other alternative assets measured at fair value where an investment can be redeemed, or substantially redeemed, at the NAV at the measurement date or in the near-term, not to exceed 90 days.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative securities, as well as limited partnerships and other alternative investments carried at fair value that cannot be redeemed in the near-term at the NAV. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. As of December 31, 2012, the amount of transfers from Level 1 to Level 2 was $1.5 billion, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The following tables present assets and (liabilities) carried at fair value by hierarchy level. These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following table presents assets and (liabilities) carried at fair value by hierarchy level.

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,673	$—	$1,435	$238
CDOs	2,160	—	1,437	723
CMBS	3,912	—	3,380	532
Corporate	30,979	—	29,639	1,340
Foreign government/government agencies	1,460	—	1,426	34
States, municipalities and political subdivisions (“Municipal”)	1,998	—	1,829	169
RMBS	4,671	—	3,538	1,133
U.S. Treasuries	2,551	78	2,473	—
Total fixed maturities	49,404	78	45,157	4,169
Fixed maturities, FVO	1,010	6	805	199
Equity securities, trading	1,847	1,847	—	—
Equity securities, AFS	400	203	142	55
Derivative assets
Credit derivatives	(10)	—	—	(10)
Equity derivatives	30	—	—	30
Foreign exchange derivatives	104	—	104	—
Interest rate derivatives	108	—	144	(36)
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	36	—	(53)	89
U.S. macro hedge program	186	—	—	186
International program hedging instruments	127	—	142	(15)
Total derivative assets [1]	581	—	337	244
Short-term investments	2,354	242	2,112	—
Limited partnerships and other alternative investments [2]	414	—	264	150
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	1,081	—	—	1,081
Separate account assets [3]	138,497	97,976	39,938	583
Total assets accounted for at fair value on a recurring basis	$195,588	$100,352	$88,755	$6,481
Percentage of level to total	100%	52%	45%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,119)	$—	$—	$(3,119)
Equity linked notes	(8)	—	—	(8)
Total other policyholder funds and benefits payable	(3,127)	—	—	(3,127)
Derivative liabilities
Credit derivatives	(6)	—	(20)	14
Equity derivatives	15	—	—	15
Foreign exchange derivatives	(17)	—	(17)	—
Interest rate derivatives	(359)	—	(338)	(21)
U.S. GMWB hedging instruments	536	—	106	430
U.S. macro hedge program	100	—	—	100
International program hedging instruments	(231)	—	(171)	(60)
Total derivative liabilities [4]	38	—	(440)	478
Other liabilities	—	—	—	—
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(3,091)	$—	$(440)	$(2,651)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,093	$—	$1,776	$317
CDOs	1,798	—	1,470	328
CMBS	4,269	—	3,921	348
Corporate	30,229	—	28,732	1,497
Foreign government/government agencies	1,224	—	1,187	37
States, municipalities and political subdivisions (“Municipal”)	1,557	—	1,175	382
RMBS	3,823	—	2,890	933
U.S. Treasuries	2,785	487	2,298	—
Total fixed maturities	47,778	487	43,449	3,842
Fixed maturities, FVO	1,317	—	833	484
Equity securities, trading	1,967	1,967	—	—
Equity securities, AFS	398	227	115	56
Derivative assets
Credit derivatives	(27)	—	(6)	(21)
Equity derivatives	31	—	—	31
Foreign exchange derivatives	505	—	505	—
Interest rate derivatives	78	—	38	40
U.S. GMWB hedging instruments	494	—	11	483
U.S. macro hedge program	357	—	—	357
International program hedging instruments	533	—	567	(34)
Total derivative assets [1]	1,971	—	1,115	856
Short-term investments	3,882	520	3,362	—
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	3,073	—	—	3,073
Separate account assets [3]	139,421	101,633	36,757	1,031
Total assets accounted for at fair value on a recurring basis	$199,807	$104,834	$85,631	$9,342
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(5,776)	$—	$—	$(5,776)
Equity linked notes	(9)	—	—	(9)
Total other policyholder funds and benefits payable	(5,785)	—	—	(5,785)
Derivative liabilities
Credit derivatives	(493)	—	(25)	(468)
Equity derivatives	5	—	—	5
Foreign exchange derivatives	140	—	140	—
Interest rate derivatives	(315)	—	(184)	(131)
U.S. GMWB hedging instruments	400	—	—	400
International program hedging instruments	9	—	10	(1)
Total derivative liabilities [4]	(254)	—	(59)	(195)
Other liabilities	(9)	—	—	(9)
Consumer notes [5]	(4)	—	—	(4)
Total liabilities accounted for at fair value on a recurring basis	$(6,052)	$—	$(59)	$(5,993)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At December 31, 2012 and December 31, 2011, $92 million and $1.4 billion, respectively, was the amount of cash collateral liability that was netted against the derivative asset value on the Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at value.

[3]	As of December 31, 2012 and December 31, 2011, excludes approximately $3.1 billion and $4.0 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

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
AFS, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayments speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2012 and December 31, 2011, 98% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice may be required and the notice period may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company will assess impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others will be classified as Level 2.
Valuation Techniques and Inputs for Investments
Generally, the Company determines the estimated fair value of its AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. Certain limited partnerships and other alternative investments are measured at fair value using a NAV as a practical expedient. For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, exchange-traded equity securities, short-term investments, exchange traded futures, and option and swap contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
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
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets, as well as certain limited partnerships and other alternative investments.

•
ABS, CDOs, CMBS and RMBS – Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for ABS and RMBS, estimated prepayment rates.

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies—Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading – Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

•	Limited partnerships and other alternative investments — Primary inputs include a NAV for investment companies with no redemption restrictions as reported on their U.S. GAAP financial statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by below-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include certain limited partnerships and other alternative investments measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:

•	Credit derivatives — Significant unobservable inputs may include credit correlation and swap yield curve and credit curve extrapolation beyond observable limits.

•	Equity derivatives — Significant unobservable inputs may include equity volatility.

•	Interest rate contracts — Significant unobservable inputs may include swap yield curve extrapolation beyond observable limits and interest rate volatility.
Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value.

	As of December 31, 2012
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$532	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320bps	3,615bps	1,013bps	Decrease
Corporate [3]	888	Discounted cash flows	Spread	145bps	900bps	333bps	Decrease
Municipal	169	Discounted cash flows	Spread	227bps	344bps	254bps	Decrease
RMBS	1,133	Discounted cash flows	Spread	54bps	1,689bps	379bps	Decrease
			Constant prepayment rate	0.0%	12.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	24.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	As of December 31, 2012
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$45	Option model	Equity volatility	13%	24%	Increase
Interest rate derivative
Interest rate swaps	(57)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International hedging program
Equity options	44	Option model	Equity volatility	22%	33%	Increase
Long interest rate	(119)	Option model	Interest rate volatility	—%	1%	Increase

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the year ended, December 31, 2012, no significant adjustments were made by the Company to broker prices received.
Excluded from the tables above are limited partnerships and other alternative investments which total $150 of Level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
Product Derivatives
The Company currently offers and subsequently reinsures certain variable annuity products with GMWB riders in the U.S., and formerly offered GMWBs in the U.K. The Company has also assumed, through reinsurance from Hartford Life Insurance KK (“HLIKK”), a Japanese affiliate of the Company, guaranteed minimum income benefit (‘GMIB”), GMWB and guaranteed minimum accumulation benefit (“GMAB”) riders. The Company has subsequently ceded certain GMWB rider liabilities and the assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contract holder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds. The notional value of the embedded derivative is the GRB.

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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the years ended December 31, 2012, 2011 and 2010, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $499, $(156) and $(8), respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $76, $13 and $45 for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012 and December 31, 2011 the behavior risk margin was $77 and $103, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $29, $(18) and $31 for the years ended December 31, 2012, 2011 and 2010, respectively.
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

	Unobservable Inputs
Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization[2]	20%	100%	Increase
Withdrawal Rates [2]	0%	8%	Increase
Annuitization utilization [3]	0%	100%	Increase
Lapse Rates [4]	0%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	10%	50%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Ranges represent assumed cumulative percentages of policyholders taking withdrawals and the annual amounts withdrawn.

[3]	For reinsurance associated with Japan GMIB, range represents assumed cumulative percentages of policyholders annuitizing variable annuity contracts.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the years ended December 31, 2012 and 2011, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2012	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(2)	(19)	(41)	2	—	(5)	(68)	(133)	106
Included in OCI [3]	45	134	89	(38)	1	34	298	563	—
Purchases	18	—	18	169	9	174	289	677	1
Settlements	(58)	(36)	(111)	(98)	(4)	—	(125)	(432)	(1)
Sales	(34)	(1)	(109)	(74)	(11)	(91)	(173)	(493)	(391)
Transfers into Level 3 [4]	12	317	422	538	2	—	2	1,293	—
Transfers out of Level 3 [4]	(60)	—	(84)	(656)	—	(325)	(23)	(1,148)	—
Fair value as of December 31, 2012	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$(1)	$(11)	$(17)	$(7)	$—	$(5)	$(11)	$(52)	$(7)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Total realized/unrealized gains (losses)
Included in net income [1], [2]	3	155	(32)	2	(431)	(323)	(83)	(712)
Included in OCI [3]	(3)	—	—	—	—	—	—	—
Purchases	11	—	57	1	56	252	(60)	306
Settlements	—	338	(16)	—	(12)	—	95	405
Sales	(12)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	31	23	—	8	62
Fair value as of December 31, 2012	$55	$4	$45	$(57)	$519	$286	$(75)	$722
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$2	$126	$(8)	$(1)	$(425)	$(322)	$(85)	$(715)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2012	$—	$3,073	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(11)	(2,142)	37
Included in OCI [3]	—	(231)	—
Purchases	26	—	252
Settlements	—	381	(1)
Sales	—	—	(476)
Transfers into Level 3 [4]	135	—	443
Transfers out of Level 3 [4]	—	—	(703)
Fair value as of December 31, 2012	$150	$1,081	$583
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$(11)	$(2,142)	$28

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(5,776)	$(9)	$(5,785)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	2,656	1	2,657	(34)	2
Included in OCI [3]	264	—	264	—	—
Settlements [8]	(263)	—	(263)	43	—
Fair value as of December 31, 2012	$(3,119)	$(8)	$(3,127)	$—	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$2,656	$1	$2,657	$—	$2

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The tables below provide a fair value roll forward for the year ended December 31, 2011 for the financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2011	$408	$1,869	$492	$1,486	$40	$258	$1,105	$5,658	$511
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(26)	(30)	13	(27)	—	—	(21)	(91)	23
Included in OCI [3]	18	112	41	(14)	—	46	(3)	200	—
Purchases	35	—	18	83	—	87	25	248	—
Settlements	(32)	(129)	(72)	(92)	(3)	—	(111)	(439)	(2)
Sales	(9)	(54)	(225)	(122)	—	—	(16)	(426)	(43)
Transfers into Level 3 [4]	79	30	131	498	29	—	69	836	—
Transfers out of Level 3 [4]	(156)	(1,470)	(50)	(315)	(29)	(9)	(115)	(2,144)	(5)
Fair value as of December 31, 2011	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2] [7]	$(14)	$(29)	$(5)	$(11)	$—	$—	$(15)	$(74)	$19

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2011	$47	$(344)	$4	$(53)	$600	$203	$5	$415
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(11)	(144)	(8)	9	279	(128)	3	11
Included in OCI [3]	(3)	—	—	—	—	—	—	—
Purchases	31	20	40	—	23	347	(43)	387
Settlements	—	(21)	—	(47)	(19)	(65)	—	(152)
Sales	(4)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(4)	—	—	—	—	—	—	—
Fair value as of December 31, 2011	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2] [7]	$(9)	$(137)	$(8)	$10	$278	$(107)	$(4)	$32

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2011	$2,002	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2]	504	25
Included in OCI [3]	111	—
Purchases	—	292
Settlements	456	—
Sales	—	(171)
Transfers into Level 3 [4]	—	14
Transfers out of Level 3 [4]	—	(376)
Fair value as of December 31, 2011	$3,073	$1,031
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2] [7]	$504	$(1)

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(4,258)	$(9)	$(4,267)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,118)	—	(1,118)	28	1
Included in OCI [3]	(126)	—	(126)	—	—
Settlements	(274)	—	(274)	—	—
Fair value as of December 31, 2011	$(5,776)	$(9)	$(5,785)	$(9)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2] [7]	$(1,118)	$—	$(1,118)	$28	$1

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

[6]
Includes fair value of reinsurance recoverables of approximately $0.9 billion and $2.6 billion as of December 31, 2012 and 2011, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information.

[7]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[8]
Settlements of other liabilities reflect the removal of liabilities carried at fair value upon the deconsolidation of a variable interest entity. See Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements for additional information.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Fair Value Option
The Company holds fair value option investments that contain an embedded credit derivative with underlying credit risk primarily related to commercial real estate. Also included are foreign government securities that align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.
In 2012, the Company disposed of substantially all of its interest in a consolidated VIE, resulting in its deconsolidation. See Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements, for additional information related to the deconsolidation of this VIE. The Company previously elected the fair value option for this consolidated VIE in order to apply a consistent accounting model for the VIE’s assets and liabilities. The VIE is an investment vehicle that holds high quality investments, derivative instruments that reference third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The risks and rewards associated with the assets of the VIE inure to the investors. The investors have no recourse against the Company. As a result, there was no adjustment to the market value of the notes for the Company’s own credit risk.
The Company elected the fair value option for consolidated VIE investment funds that were established in 2012. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, consistent with Investment Company accounting. The investment funds hold fixed income securities and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Consolidated Statements of Operations.

	Year Ended December 31,
	2012	2011
Assets
Fixed maturities, FVO
Corporate	$9	$10
CRE CDOs	64	(33)
CMBS	(2)	—
Foreign government	(88)	45
RMBS	5	—
Other liabilities
Credit-linked notes	(34)	28
Total realized capital gains (losses)	$(46)	$50

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Consolidated Balance Sheets.

	December 31, 2012	December 31, 2011
Assets
Fixed maturities, FVO
ABS	$—	$65
Corporate	108	214
CRE CDOs	193	272
CMBS	4	—
Foreign government	699	766
Municipals	1	—
RMBS	3	—
U.S. government	2	—
Total fixed maturities, FVO	$1,010	$1,317
Other liabilities
Credit-linked notes [1]	$—	$9

[1]	As of December 31, 2011, the outstanding principal balance of the notes was $243.
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012			December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,951	2,112	1,952	2,099
Mortgage loans	Level 3	4,935	5,109	4,182	4,382
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	9,318	9,668	10,065	10,959
Consumer notes [2]	Level 3	159	159	310	305

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The Company has not made any changes in its valuation methodologies for the following assets and liabilities during the years ended December 31, 2012 or December 31, 2011.

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

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.

4. Investments and Derivative Instruments
Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2012	2011	2010
Fixed maturities [1]	1,964	1,940	1,978
Equity securities, AFS	11	10	14
Mortgage loans	248	206	199
Policy loans	116	128	129
Limited partnerships and other alternative investments	85	143	121
Other investments [2]	198	226	253
Investment expenses	(77)	(74)	(72)
Total securities AFS and other	2,545	2,579	2,622
Equity securities, trading	202	(14)	238
Total net investment income (loss)	2,747	$2,565	$2,860

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
The net unrealized gain (loss) on equity securities, trading, included in net investment income during the years ended December 31, 2012, 2011 and 2010, was $113, $(111) and $160, respectively, substantially all of which have corresponding amounts credited to policyholders. These amounts were not included in gross unrealized gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2012	2011	2010
Gross gains on sales	$532	$405	$486
Gross losses on sales	(278)	(200)	(336)
Net OTTI losses recognized in earnings [1]	(255)	(125)	(336)
Valuation allowances on mortgage loans	4	25	(108)
Japanese fixed annuity contract hedges, net [2]	(36)	3	27
Periodic net coupon settlements on credit derivatives/Japan	(8)	—	(3)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	519	(397)	89
U.S. macro hedge program	(340)	(216)	(445)
Total U.S. program	179	(613)	(356)
International Program	(1,167)	723	(13)
Total results of variable annuity hedge program	(988)	110	(369)
GMIB/GMAB/GMWB reinsurance	1,233	(326)	(769)
Coinsurance and modified coinsurance reinsurance contracts	(1,862)	373	284
Other, net [3]	245	(265)	180
Net realized capital (losses)	$(1,413)	$—	$(944)

[1]	Includes $173 of intent-to-sell impairments relating to the sale of the Retirement Plans and Individual Life businesses.

[2]
Relates to the Japanese fixed annuity products (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[3]
Primarily consists of non-qualifying derivatives, transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and Japan 3Win related foreign currency swaps.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders' share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $(1), $80 and $(186) for the years ended December 31, 2012, 2011 and 2010, respectively.

Sales of Available-for-Sale Securities

	For the years ended December 31,
	2012	2011	2010
Fixed maturities, AFS
Sale proceeds	$23,555	$19,861	$27,739
Gross gains	521	354	413
Gross losses	(270)	(205)	(299)
Equity securities, AFS
Sale proceeds	$133	$147	$171
Gross gains	15	50	12
Gross losses	(5)	—	(4)
Sales of AFS securities in 2012 were the result of the reinvestment into spread product well-positioned for modest economic growth, as well as the purposeful reduction of certain exposures.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2012, 2011 and 2010.

	For the years ended December 31,
(Before-tax)	2012	2011	2010
Balance, beginning of period	$(1,319)	$(1,598)	$(1,632)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(27)	(41)	(181)
Securities previously impaired	(15)	(47)	(122)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	543	358	314
Securities due to an increase in expected cash flows	5	9	23
Balance, end of period	$(813)	$(1,319)	$(1,598)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.
 Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,807	$38	$(172)	$1,673	$(4)	$2,361	$38	$(306)	$2,093	$(3)
CDOs [2]	2,236	61	(117)	2,160	(4)	2,055	15	(272)	1,798	(29)
CMBS	3,757	262	(107)	3,912	(7)	4,418	169	(318)	4,269	(19)
Corporate [2]	27,774	3,426	(221)	30,979	(19)	28,084	2,729	(539)	30,229	—
Foreign govt./govt. agencies	1,369	120	(29)	1,460	—	1,121	106	(3)	1,224	—
Municipal	1,808	204	(14)	1,998	—	1,504	104	(51)	1,557	—
RMBS	4,590	196	(115)	4,671	(28)	4,069	170	(416)	3,823	(97)
U.S. Treasuries	2,412	151	(12)	2,551	—	2,624	162	(1)	2,785	—
Total fixed maturities, AFS	45,753	4,458	(787)	49,404	(62)	46,236	3,493	(1,906)	47,778	(148)
Equity securities, AFS	408	28	(36)	400	—	443	21	(66)	398	—
Total AFS securities [3]	$46,161	$4,486	$(823)	$49,804	$(62)	$46,679	$3,514	$(1,972)	$48,176	$(148)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2012 and 2011.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

[3]
Includes fixed maturities, AFS and equity securities, AFS relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of this transaction.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2012
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,223	$1,233
Over one year through five years	9,425	9,941
Over five years through ten years	8,733	9,567
Over ten years	13,982	16,247
Subtotal	33,363	36,988
Mortgage-backed and asset-backed securities	12,390	12,416
Total fixed maturities, AFS [1]	$45,753	$49,404
[1] Includes fixed maturities, AFS relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of this transaction.

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
As of December 31, 2012 and 2011, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. As of December 31, 2012, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, National Grid PLC and Berkshire Hathaway Inc. which each comprised less than 2.3% of total invested assets. As of December 31, 2011, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, the Government of the United Kingdom and AT&T Inc. which each comprised less than 1.2% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2012 were utilities, financial services, and consumer non-cyclical which comprised approximately 10%, 8% and 8%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2011 were commercial real estate, U.S. Treasuries and utilities which comprised approximately 14%, 9% and 9%, respectively, of total invested assets.
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$77	$76	$(1)	$787	$616	$(171)	$864	$692	$(172)
CDOs [1]	5	5	—	1,640	1,515	(117)	1,645	1,520	(117)
CMBS	192	179	(13)	795	701	(94)	987	880	(107)
Corporate	614	578	(36)	1,339	1,154	(185)	1,953	1,732	(221)
Foreign govt./govt. agencies	318	290	(28)	7	6	(1)	325	296	(29)
Municipal	65	62	(3)	98	87	(11)	163	149	(14)
RMBS	322	321	(1)	750	636	(114)	1,072	957	(115)
U.S. Treasuries	384	372	(12)	—	—	—	384	372	(12)
Total fixed maturities	1,977	1,883	(94)	5,416	4,715	(693)	7,393	6,598	(787)
Equity securities	9	9	—	172	136	(36)	181	145	(36)
Total securities in an unrealized loss	$1,986	$1,892	$(94)	$5,588	$4,851	$(729)	$7,574	$6,743	$(823)

	December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$420	$385	$(35)	$1,002	$731	$(271)	$1,422	$1,116	$(306)
CDOs [1]	80	58	(22)	1,956	1,706	(250)	2,036	1,764	(272)
CMBS	911	830	(81)	1,303	1,066	(237)	2,214	1,896	(318)
Corporate [1]	2,942	2,823	(119)	2,353	1,889	(420)	5,295	4,712	(539)
Foreign govt./govt. agencies	24	23	(1)	40	38	(2)	64	61	(3)
Municipal	202	199	(3)	348	300	(48)	550	499	(51)
RMBS	355	271	(84)	1,060	728	(332)	1,415	999	(416)
U.S. Treasuries	185	184	(1)	—	—	—	185	184	(1)
Total fixed maturities	5,119	4,773	(346)	8,062	6,458	(1,560)	13,181	11,231	(1,906)
Equity securities	115	90	(25)	104	63	(41)	219	153	(66)
Total securities in an unrealized loss	$5,234	$4,863	$(371)	$8,166	$6,521	$(1,601)	$13,400	$11,384	$(1,972)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).
As of December 31, 2012, AFS securities in an unrealized loss position, comprised of 1,244 securities, primarily related to corporate securities primarily within the financial services sector, CMBS, RMBS, ABS and CDOs. which have experienced significant price deterioration. As of December 31, 2012, 83% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2012 was primarily attributable to credit spreads tightening and a decline in interest rates.
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, ABS backed by student loans, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. In addition, the majority of securities have a floating-rate coupon referenced to a market index where rates have declined substantially. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Mortgage Loans

	December 31, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$4,949	$(14)	$4,935	$4,205	$(23)	$4,182
Total mortgage loans [2]	$4,949	$(14)	$4,935	$4,205	$(23)	$4,182

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
Includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of this transaction.

As of December 31, 2012 and 2011, the carrying value of mortgage loans associated with the valuation allowance was $189 and $347, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, as of December 31, 2012 and $57 and $4, respectively, as of December 31, 2011. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets. As of December 31, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	For the years ended December 31,
	2012	2011	2010
Balance as of January 1	$(23)	$(62)	$(260)
(Additions)/Reversals	4	25	(108)
Deductions	5	14	306
Balance as of December 31	$(14)	$(23)	$(62)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 61% as of December 31, 2012, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.34x as of December 31, 2012. The Company held only one delinquent commercial mortgage loan past due by 90 days or more with a carrying value and valuation allowance of $32 and $0, respectively, as of December 31, 2012 and is not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	December 31, 2012		December 31, 2011
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$137	0.89x	$422	1.67x
65% - 80%	1,717	2.27x	1,779	1.57x
Less than 65%	3,081	2.44x	1,981	2.45x
Total commercial mortgage loans	$4,935	2.34x	$4,182	1.99x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	December 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$97	2.0%	$59	1.4%
Middle Atlantic	370	7.5%	401	9.6%
Mountain	62	1.3%	61	1.5%
New England	231	4.7%	202	4.8%
Pacific	1,504	30.5%	1,268	30.3%
South Atlantic	1,012	20.5%	810	19.4%
West North Central	16	0.3%	16	0.4%
West South Central	234	4.7%	115	2.7%
Other [1]	1,409	28.5%	1,250	29.9%
Total mortgage loans	$4,935	100.0%	$4,182	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$109	2.2%	$127	3.0%
Industrial	1,519	30.8%	1,262	30.1%
Lodging	81	1.6%	84	2.0%
Multifamily	869	17.6%	734	17.6%
Office	1,120	22.7%	836	20.0%
Retail	1,047	21.2%	918	22.0%
Other	190	3.9%	221	5.3%
Total mortgage loans	$4,935	100.0%	$4,182	100.0%
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

	December 31, 2012			December 31, 2011
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$89	$88	$7	$491	$474	$25
Investment funds [4]	132	20	110	—	—	—
Limited partnerships	6	3	3	7	3	4
Total	$227	$111	$120	$498	$477	$29

[1]	Included in other liabilities in the Company’s Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS in the Company’s Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO in the Company's Consolidated Balances Sheets.

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
In 2012, the Company disposed of substantially all of its interest in a consolidated VIE. Upon disposition, the Company determined that it was no longer the primary beneficiary of the VIE. Therefore, the investment was deconsolidated as of the disposition date in the fourth quarter of 2012. The deconsolidation of the VIE resulted in a decrease in assets of $344, liabilities of $319, and a maximum exposure to loss of $6 at the time of disposal. The deconsolidation did not have a significant impact on the Company's results from operations.
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of December 31, 2012 and 2011. In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Equity Method Investments
The Company has investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”). These investments are accounted for under the equity method and the Company’s maximum exposure to loss as of December 31, 2012 is limited to the total carrying value of $1.4 billion. In addition, the Company has outstanding commitments totaling approximately $269, to fund limited partnership and other alternative investments as of December 31, 2012. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2012, aggregate investment income (losses) from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $75.3 billion and $75.7 billion as of December 31, 2012 and 2011, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $9.6 billion and $13.8 billion as of December 31, 2012 and 2011, respectively. Aggregate net investment income (loss) of the limited partnerships in which the Company invested totaled $0.9 billion, $1.2 billion and $927 for the periods ended December 31, 2012, 2011 and 2010, respectively. Aggregate net income (loss) of the limited partnerships in which the Company invested totaled $6.5 billion, $8.1 billion, and $9.7 billion for the periods ended December 31, 2012, 2011 and 2010, respectively. As of, and for the period ended, December 31, 2012, the aggregated summarized financial data reflects the latest available financial information.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Repurchase Agreements and Dollar Roll Agreements
The Company enters into repurchase agreements and dollar roll transactions to earn incremental income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase transaction where a mortgage backed security is sold with an agreement to repurchase substantially the same security at specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase agreements and dollar roll transactions, the Company transfers U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, available-for-sale with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $1.6 billion with a corresponding agreement to repurchase $1.6 billion as of December 31, 2012. Securities sold under agreement to repurchase were $1.6 billion as of December 31, 2012.

Derivative Instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company's investment policies. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities closely match the “pay” leg terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities, or liability contracts, or convert securities ,or liabilities denominated in a foreign currency to US dollars. The hedge strategies by hedge accounting designation include:
Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. The Company also enters into forward starting swap agreements primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting or “non-qualifying strategies” primarily include the hedge programs for our U.S. and international variable annuity products, as well as the hedging and replication strategies through the use of credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting. These non-qualifying strategies include:
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2012 and 2011, the notional amount of interest rate swaps in offsetting relationships was $5.1 billion.
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
Credit derivatives
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to credit derivatives embedded within certain fixed maturity securities. These securities are primarily comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Equity index swaps and options
The Company formerly offered certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. The Company also enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.
U.S GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders in the U.S. The GMWB product is a bifurcated embedded derivative (“U.S. GMWB product derivative”) that has a notional value equal to the GRB. The Company uses reinsurance contracts to transfer a portion of its risk of loss due to U.S GMWB. The reinsurance contracts covering U.S. GMWB (“U.S. GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
The Company utilizes derivatives (“ U.S. GMWB hedging derivatives”) as part of an actively managed program designed to hedge a portion of the capital market risk exposures of the un-reinsured GMWB due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index. The following table represents notional and fair value for U.S. GMWB hedging instruments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

	Notional Amount		Fair Value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Customized swaps	$7,787	$8,389	$238	$385
Equity swaps, options, and futures	5,130	5,320	267	498
Interest rate swaps and futures	5,705	2,697	67	11
Total	$18,622	$16,406	$572	$894
U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB and GMWB obligations. The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Equity futures	$—	$59	$—	$—
Equity options	7,442	6,760	286	357
Total	$7,442	$6,819	$286	$357

International program
The Company formerly offered certain variable annuity products in the U.K. and Japan with GMWB or GMAB riders, which are bifurcated embedded derivatives (“International program product derivatives”). The GMWB provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contract holder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the International program product derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. The hedging derivatives are comprised of equity futures, options, and swaps and currency forwards and options to partially hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in the U.K. and Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations. The following table represents notional and fair value for the international program hedging instruments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

	Notional Amount		Fair Value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Credit derivatives	350	—	28	—
Currency forwards [1]	9,327	8,622	(87)	446
Currency options	9,710	7,038	(49)	72
Equity futures	1,206	2,691	—	—
Equity options	2,621	1,120	(105)	(3)
Equity swaps	2,683	392	(12)	(8)
Customized swaps	899	—	(11)	—
Interest rate futures	634	739	—	—
Interest rate swaps and swaptions	21,018	8,117	131	35
Total	$48,448	$28,719	$(105)	$542

[1]
 As of December 31, 2012 and 2011 net notional amounts are $0.1 billion and $7.2 billion, respectively, which include $4.7 billion and $7.9 billion, respectively, related to long positions and $4.6 billion and $0.7 billion, respectively, related to short positions.

GMAB, GMWB and GMIB reinsurance contracts
The Company reinsured the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by HLIKK. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the period-end yen to U.S. dollar foreign spot exchange rate. For further information on this transaction, refer to Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
Coinsurance and modified coinsurance reinsurance contracts
During 2010, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from HLIKK and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
Cash flow hedges
Interest rate swaps	$3,863	$6,339	$167	$276	$167	$276	$—	$—
Foreign currency swaps	163	229	(17)	(5)	3	17	(20)	(22)
Total cash flow hedges	4,026	6,568	150	271	170	293	(20)	(22)
Fair value hedges
Interest rate swaps	753	1,007	(55)	(78)	—	—	(55)	(78)
Foreign currency swaps	40	677	16	(39)	16	64	—	(103)
Total fair value hedges	793	1,684	(39)	(117)	16	64	(55)	(181)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	13,432	6,252	(363)	(435)	436	417	(799)	(852)
Foreign exchange contracts
Foreign currency swaps and forwards	182	208	(9)	(10)	5	3	(14)	(13)
Japan 3Win foreign currency swaps	1,816	2,054	(127)	184	—	184	(127)	—
Japanese fixed annuity hedging instruments	1,652	1,945	224	514	228	540	(4)	(26)
Credit contracts
Credit derivatives that purchase credit protection	1,539	1,134	(5)	23	3	35	(8)	(12)
Credit derivatives that assume credit risk [1]	1,981	2,212	(8)	(545)	17	2	(25)	(547)
Credit derivatives in offsetting positions	5,341	5,020	(22)	(43)	56	101	(78)	(144)
Equity contracts
Equity index swaps and options	791	1,433	35	23	45	36	(10)	(13)
Variable annuity hedge program
U.S. GMWB product derivative [2]	28,868	34,569	(1,249)	(2,538)	—	—	(1,249)	(2,538)
U.S. GMWB reinsurance contracts	5,773	7,193	191	443	191	443	—	—
U.S. GMWB hedging instruments	18,622	16,406	572	894	743	1,022	(171)	(128)
U.S. macro hedge program	7,442	6,819	286	357	356	357	(70)	—
International program product derivatives [2]	1,876	2,009	(42)	(30)	—	—	(42)	(30)
International program hedging instruments	48,448	28,719	(105)	542	657	672	(762)	(130)
Other
GMAB, GMWB, and GMIB reinsurance contracts	18,287	21,627	(1,827)	(3,207)	—	—	(1,827)	(3,207)
Coinsurance and modified coinsurance reinsurance contracts	44,985	50,756	890	2,630	1,566	2,901	(676)	(271)
Total non-qualifying strategies	201,035	188,356	(1,559)	(1,198)	4,303	6,713	(5,862)	(7,911)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$205,854	$196,608	$(1,448)	$(1,044)	$4,489	$7,070	$(5,937)	$(8,114)
Balance Sheet Location
Fixed maturities, available-for-sale	$416	$416	$(20)	$(45)	$—	$—	$(20)	$(45)
Other investments	37,809	51,231	581	1,971	1,049	2,745	(468)	(774)
Other liabilities	67,765	28,717	38	(254)	1,683	981	(1,645)	(1,235)
Consumer notes	26	35	(2)	(4)	—	—	(2)	(4)
Reinsurance recoverable	47,430	55,140	1,081	3,073	1,757	3,344	(676)	(271)
Other policyholder funds and benefits payable	52,408	61,069	(3,126)	(5,785)	—	—	(3,126)	(5,785)
Total derivatives	$205,854	$196,608	$(1,448)	$(1,044)	$4,489	$7,070	$(5,937)	$(8,114)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Change in Notional Amount
The net increase in notional amount of derivatives since December 31, 2011, was primarily due to the following:

•
The $48.4 billion notional amount related to the international program hedging instruments as of December 31, 2012, consisted of $43.8 billion of long positions and $4.6 billion of offsetting short positions, resulting in a net notional amount of $39.2 billion. The $28.7 billion notional amount as of December 31, 2011, consisted of $28.0 billion of long positions and $0.7 billion of offsetting short positions, resulting in a net notional amount of $27.3 billion. The increase in net notional of $11.9 billion primarily resulted from the Company increasing its hedging of interest rate exposure.

Change in Fair Value
The decline in the total fair value of derivative instruments since December 31, 2011, was primarily related to the following:

•
The fair value related to the international program hedging instruments decreased as a result of the improvement in global equity markets and the depreciation of the Japanese yen in relation to the euro and the U.S. dollar

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to the strengthening of the currency basis swap spread between U.S. dollar and Japanese yen, a decline in U.S. interest rates, and depreciation of the Japanese yen in relation to the U.S. dollar.

•
The increase in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to a liability model assumption update, outperformance of the underlying actively managed funds as compared to their respective indices and lower equity market volatility.

•
The increase in fair value related to credit derivatives that assume credit risk was primarily due to credit spread tightening and to the disposition of substantially all of the Company's interest in a consolidated VIE that contained a credit derivative. For more information on the disposition, see the Variable Interest Entity section of this footnote.

•
GMAB, GMWB and GMIB reinsurance contracts represent the guarantees that are internally reinsured from HLIKK.  The fair value of these liabilities has improved as a result of a sustained recovery in the equity markets, exchange rates, interest rates and volatility.  For a discussion related to the reinsurance agreement refer to Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

•
The Coinsurance and modified coinsurance reinsurance contracts represents U.S. and International guarantees that are ceded to an affiliate.  The primary driver of the decline in the fair value of these derivatives is a result of changes in the unrealized gains/losses of the underlying portfolios associated with these contract.  For a discussion related to the reinsurance agreement refer to Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011	2010	2012	2011	2010
Interest rate swaps	$26	$245	$232	$—	$(2)	$2
Foreign currency swaps	(18)	(5)	3	—	—	(1)
Total	$8	$240	$235	$—	$(2)	$1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		2012	2011	2010
Interest rate swaps	Net realized capital gains (losses)	$85	$6	$5
Interest rate swaps	Net investment income (loss)	97	77	56
Foreign currency swaps	Net realized capital gains (losses)	(4)	(1)	(7)
Total		$178	$82	$54

As of December 31, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $140. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. Also included are deferred gains related to cash flow hedges associated with fixed-rate bonds sold as part of the Retirement Plans and Individual Life business dispositions completed January 1, 2013 and January 2, 2013, respectively. For further information on the business dispositions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
During the year ended December 31, 2012, the before-tax deferred net gains on derivative instruments reclassified from AOCI to earnings totaled $91. This primarily resulted from the discontinuance of cash flow hedges due to forecasted transactions no longer probable of occurring associated with variable rate bonds sold as part of the Individual and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements. For the years ended December 31, 2011 and 2010, the Company had no and less than $1 of net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2012		2011		2010
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate swaps
Net realized capital gains (losses)	$(3)	$(3)	$(58)	$54	$(44)	$38
Benefits, losses and loss adjustment expenses			—	—	(1)	3
Foreign currency swaps
Net realized capital gains (losses)	(7)	7	(1)	1	8	(8)
Benefits, losses and loss adjustment expenses	(6)	6	(22)	22	(12)	12
Total	$(16)	$10	$(81)	$77	$(49)	$45

[1]
The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2012	2011	2010
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$26	$20	$14
Foreign exchange contracts
Foreign currency swaps and forwards	10	1	(3)
Japan 3Win foreign currency swaps [1]	(300)	31	215
Japanese fixed annuity hedging instruments [2]	(178)	109	385
Credit contracts
Credit derivatives that purchase credit protection	(19)	(8)	(17)
Credit derivatives that assume credit risk	204	(141)	157
Equity contracts
Equity index swaps and options	(31)	(67)	5
Variable annuity hedge program
U.S. GMWB product derivatives	1,430	(780)	486
U.S. GMWB reinsurance contracts	(280)	131	(102)
U.S. GMWB hedging instruments	(631)	252	(295)
U.S. macro hedge program	(340)	(216)	(445)
International program product derivative	(7)	(12)	24
International program hedging instruments	(1,160)	735	(37)
Other
GMAB, GMWB, and GMIB reinsurance contracts	1,233	(326)	(769)
Coinsurance and modified coinsurance reinsurance contracts	(1,862)	373	284
Total	$(1,905)	$102	$(98)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $189, $(100) and $(273) for the years ended December 31, 2012, 2011 and 2010, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $245, $(129) and $(332) for the years ended December 31, 2012, 2011, and 2010, respectively.

For the year ended December 31, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates, outperformance of underlying actively managed funds compared to their respective indices, and lower equity volatility.

•	The net loss on the U.S. macro hedge program was primarily due to the passage of time, an improvement in domestic equity markets, and a decrease in equity volatility.

•
The net gain associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to the depreciation of the Japanese yen and an improvement in equity markets.

•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

•
The net loss related to the Japan 3Win foreign currency swaps and Japanese fixed annuity hedging instruments was primarily due to the depreciation of the Japanese yen in relation to the U.S. dollar, the strengthening of the currency basis swap spread between the U.S. dollar and the Japanese yen, and a decline in U.S. interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

•	The gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spread tightening.
For the year ended December 31, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain associated with the international program hedging instruments was primarily driven by strengthening of the Japanese yen, a decline in global equity markets, and a decrease in interest rates.

•
The loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of a decrease in long-term interest rates and higher interest rate volatility.

•
The net loss associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to the strengthening of the Japanese yen and a decrease in equity markets.

•
The net gain on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

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

•
The net gain on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

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

Refer to Note 10 - Commitments and Contingencies of Notes to Consolidated Financial Statements for additional disclosures regarding contingent credit related features in derivative agreements.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2012 and 2011.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

As of December 31, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,787	$8	3 years	Corporate Credit/ Foreign Gov.	A	$878	$(19)
Below investment grade risk exposure	114	(1)	1 year	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,074	11	2 years	Corporate Credit	BBB+	1,326	(6)
Investment grade risk exposure	237	(12)	4 years	CMBS Credit	A	238	12
Below investment grade risk exposure	115	(27)	4 years	CMBS Credit	B+	115	27
Embedded credit derivatives
Investment grade risk exposure	325	296	4 years	Corporate Credit	BBB-	—	—
Total	$4,652	$275				$2,671	$11
As of December 31, 2011

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,067	$(18)	3 years	Corporate Credit/ Foreign Gov.	A+	$915	$(19)
Below investment grade risk exposure	125	(7)	2 years	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,375	(71)	3 years	Corporate Credit	BBB+	1,128	17
Investment grade risk exposure	353	(63)	5 years	CMBS Credit	BBB+	353	62
Below investment grade risk exposure	477	(441)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	245	5 years	Corporate Credit	BB+	—	—
Total	$4,722	$(331)				$2,510	$57

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

[4]
Includes $2.4 billion and $2.7 billion as of December 31, 2012 and 2011, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. As of December 31, 2012 the Company did not hold customized diversified portfolios of corporate issuers referenced through credit default swaps. As of December 31, 2011 the Company held $478 of customized diversified portfolios of corporate issuers referenced through credit default swaps.

Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2012 and 2011, collateral pledged having a fair value of $370 and $762, respectively, was included in fixed maturities, AFS, in the Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The following table presents the classification and carrying amount of derivative instruments collateral pledged.

	December 31, 2012	December 31, 2011
Fixed maturities, AFS	$370	$762
Short-term investments	179	148
Total collateral pledged	$549	$910
As of December 31, 2012 and 2011, the Company had accepted collateral with a fair value of $2.7 billion and $2.4 billion, respectively, of which $2.2 billion and $1.9 billion, respectively, was cash collateral which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amount recorded in other assets and other liabilities. Included in the $2.2 billion of cash collateral, as of December 31, 2012, was $1.6 billion which relates to repurchase agreements and dollar roll transactions. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. As of December 31, 2012 and 2011, noncash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2012 and 2011, the fair value of securities on deposit was approximately $14 and $14, respectively.

5. Reinsurance
Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $302, $252, and $324 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company reinsures 31% of GMDB, as well as a portion of GMWB, on contracts issued prior to July 2007, offered in connection with its variable annuity contracts. The Company maintains reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $94, $106, and $129 in 2012, 2011, and 2010, respectively, and accident and health premium of $177, $191, and $205, respectively, to HLA. A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”) has a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). Under this transaction, the Company ceded $67, $71, and $56 in 2012, 2011, and 2010, respectively. Refer to Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements for further information.
Net fee income, earned premiums and other were comprised of the following:

	For the years Ended December 31,
	2012	2011	2010
Gross fee income, earned premiums and other	$3,776	$4,187	$4,176
Reinsurance assumed	8	13	69
Reinsurance ceded	(698)	(733)	(759)
Net fee income, earned premiums and other	$3,086	$3,467	$3,486

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	For the years ended December 31,
	2012	2011	2010
Balance, beginning of period	$3,448	$3,694	$4,341
Deferred costs	329	381	381
Amortization — DAC	(280)	(290)	(244)
Amortization — Unlock benefit (charge), pre-tax	(44)	(137)	134
Amortization — DAC from discontinued operations	(35)	(47)	(68)
Adjustments to unrealized gains and losses on securities available-for-sale and other [1][2]	(346)	(154)	(848)
Effect of currency translation	—	1	(9)
Cumulative effect of accounting change, pre-tax [3]	—	—	7
Balance, end of period [4]	$3,072	$3,448	$3,694

[1]	Primarily represents the effect of declining interest rates, resulting in unrealized gains on securities classified in AOCI.

[2]
Other includes a $16 reduction of the DAC asset as a result of the sale of assets used to administer the Company's PPLI business in 2012. The reduction is directly attributable to this transaction as it results in lower future estimated gross profits than originally estimated on these products. For further information regarding this transaction see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements. Other also includes a $34 reduction of the DAC asset as a result of the sale of Hartford Investment Canada Corporation in 2010.

[3]
For the year ended December 31, 2010 the effect of adopting new accounting guidance for embedded credit derivatives resulted in a decrease to retained earnings and, as a result, a DAC benefit. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses decreased upon adoption of the new accounting guidance.

[4]	For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
As of December 31, 2012, estimated future net amortization expense of present value of future profits for the succeeding five years is $22, $6, $6, $6 and $5 in 2013, 2014, 2015, 2016 and 2017 respectively. Future net amortization expense as of December 31, 2012 reflects the estimated impact of the business disposition transactions discussed in Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
7. Goodwill
The reporting units of the Company for which goodwill has been allocated include Mutual Funds, Retirement Plans and Individual Life.
Year Ended December 31, 2012
During the fourth quarter of 2012, the Company wrote off $159 of goodwill associated with the Mutual Funds reporting unit including goodwill of $10 due to the sale of Woodbury Financial Services and $149 of remaining goodwill as a result of the Mutual Funds reorganization. For further discussion of the reorganization of the Mutual Funds business, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 18 - Discontinued Operations of Notes to Consolidated Financial Statements.
During the first quarter of 2012, the Company determined that a triggering event requiring an interim impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Retirement Plans and Individual Life reporting units.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Retirement Plans reporting unit which resulted in no impairment of goodwill. The annual goodwill assessment for Retirement Plans was completed as of October 31, 2012 and an additional impairment test was completed as of December 31, 2012 as a result of the anticipated sale of this business unit. No write-down of goodwill resulted for the year ended December 31, 2012. Retirement Plans passed step one of the goodwill impairment tests with a margin of less than 10% between fair value and book value of the reporting unit as of both dates. The fair value of the Retirement Plans reporting unit as of October 31, 2012 and December 31, 2012 was based on a negotiated transaction price. The carrying amount of goodwill allocated to the Retirement Plans reporting unit was $87 as of December 31, 2012 and December 31, 2011.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill (continued)

The Company completed interim impairment tests during each of the first three quarters of 2012 for the Individual Life reporting unit which resulted in no impairment of goodwill as the Company anticipated a gain on the sale of the Individual Life reporting unit. Upon closing the fourth quarter of 2012, the Company uncovered an error in its calculation of the transaction gain that resulted in the transaction generating a modest loss. This loss would have resulted in a goodwill impairment in the third quarter, however, this loss was recognized in the fourth quarter as it was immaterial to the respective quarter's financial statements taken as a whole. Accordingly, an impairment loss of $61 was recognized in the fourth quarter of 2012. An additional impairment test was completed for the Individual Life reporting unit as of December 31, 2012 as a result of the anticipated sale of this business unit. No additional write-down of goodwill resulted for the year ended December 31, 2012 as fair value approximated the remaining book value of the reporting unit as of December 31, 2012. The fair value of the Individual Life reporting unit as of October 31, 2012 and December 31, 2012 was based on a negotiated transaction price. The carrying amount of goodwill allocated to the Individual Life reporting unit was $163 and $224 as of December 31, 2012 and 2011, respectively.
Year Ended December 31, 2011
The Company completed its annual goodwill assessment for the individual reporting units on January 1, 2011 and October 31, 2011, which resulted in no impairment of goodwill. All reporting units passed the first step of both impairment tests with a significant margin.
Year Ended December 31, 2010
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,158	$228
Incurred	228	113
Paid	(258)	—
Unlock	(181)	22
Currency Translation Adjustment	(3)	—
Liability balance as of December 31, 2012	$944	$363
Reinsurance recoverable asset, as of January 1, 2012	$724	$22
Incurred	121	(1)
Paid	(121)	—
Unlock	(116)	—
Reinsurance recoverable asset, as of December 31, 2012	$608	$21

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2011	$1,115	$113
Incurred	271	53
Paid	(284)	—
Unlock	48	62
Currency Translation Adjustment	8	—
Liability balance as of December 31, 2011	$1,158	$228
Reinsurance recoverable asset, as of January 1, 2011	$686	$30
Incurred	128	(8)
Paid	(143)	—
Unlock	53	—
Reinsurance recoverable asset, as of December 31, 2011	$724	$22

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

 The following table presents details concerning GMDB and GMIB exposure as of December 31, 2012:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$19,509	$3,973	$263	69
With 5% rollup [2]	1,517	379	26	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,990	582	17	66
With 5% rollup & EPB	561	127	5	69
Total MAV	26,577	5,061	311
Asset Protection Benefit (APB) [4]	20,008	1,069	208	67
Lifetime Income Benefit (LIB) – Death Benefit [5]	1,063	33	9	65
Reset [6] (5-7 years)	3,098	140	73	69
Return of Premium [7] /Other	21,807	327	89	66
Subtotal U.S. GMDB	$72,553	$6,630	$690	67
Less: General Account Value with U.S. GMBD	7,405
Subtotal Separate Account Liabilities with GMDB	65,148
Separate Account Liabilities without U.S. GMDB	76,410
Total Separate Account Liabilities	$141,558
Japan GMDB [10], [11]	$16,115	$2,650	$—	68
Japan GMIB [10], [11]	$15,454	$2,389	$—	68

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

[2]
Rollup GMDB is the greatest of the MAV, current AV, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 years or 100% of adjusted premiums.

[3]
EPB GMDB is the greatest of the MAV, current AV, or contract value plus a percentage of the contract’s growth. The contract’s growth is AV less premiums net of withdrawals, subject to a cap of 200% of premiums net withdrawals.

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 (adjusted for withdrawals).

[7]	ROP GMDB is the greater of current AV and net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR is NAR reduced for reinsurances. NAR and RNAR are highly sensitive to equity market movements and increase when equity markets decline.

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $17.8 billion and $21.1 billion as of December 31, 2012 and December 31, 2011, respectively. The GRB related to the Japan GMAB and GMWB was $470 and $567 as of December 31, 2012 and December 31, 2011, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2012, 100% of RNAR is reinsured to an affiliate. See Note 16 - Transactions with Affiliates of Notes to Consolidated Financial Statements.

[11]
Policies with a guaranteed living benefit (a GMWB in the US or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

See Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements for a description of the Company’s guaranteed living benefits that are accounted for at fair value.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	December 31, 2012	December 31, 2011
Equity securities (including mutual funds)	$58,208	$61,472
Cash and cash equivalents	6,940	7,516
Total	$65,148	$68,988
As of December 31, 2012 and December 31, 2011, approximately 16% and 17%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 84% and 83%, respectively, were invested in equity securities through these funds.
9. Sales Inducements
The Company offered enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Unlock, the Company unlocked the amortization of the sales inducement asset. See Note 6 - Deferred Policy Acquisition Costs and Present Value of Future Profits of Notes to Consolidated Financial Statements for more information concerning the Unlock.
Changes in sales inducement activity are as follows:

	For the years ended December 31,
	2012	2011	2010
Balance, beginning of period	$186	$197	$194
Sales inducements deferred	4	6	10
Amortization—Unlock	(59)	(4)	(9)
Amortization charged to income	(13)	(13)	2
Balance, end of period	$118	$186	$197

10. Commitments and Contingencies
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
The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others and in addition to the matter described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of certain life insurance products and improper claim practices with respect to certain group benefits claims. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies (continued)

Lease Commitments
The rent paid to Hartford Fire for operating leases was $17, $19 and $15 for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease commitments as of December 31, 2012 are as follows:

Operating Leases
2013	$11
2014	7
2015	6
2016	4
2017	3
Thereafter	3
Total	$34

Unfunded Commitments
As of December 31, 2012, the Company has outstanding commitments totaling $299, of which $269 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period (on average 2 to 4 years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. Additionally, $27 is largely related to commercial whole loans expected to fund in the first half of 2013. The remaining outstanding commitments are related to various funding obligations associated with private placement securities. These have a commitment period of one month to one year.
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
The Company accounts for guaranty fund and other insurance assessments in accordance with Accounting Standards Codification 405-30, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty funds and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2012 and 2011, the liability balance was $42 and $43, respectively. As of December 31, 2012 and 2011, $27 and $26, respectively, related to premium tax offsets were included in other assets. In 2011, the Company recognized $22 for expected assessments related to the Executive Life Insurance Company of New York (ELNY) insolvency.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2012, is $365. Of this $365, the legal entities have posted collateral of $345 in the normal course of business. Based on derivative market values as of December 31, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require an additional $29 to be posted as collateral. Based on derivative market values as of December 31, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $33 of assets to be posted as collateral.These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies (continued)

On February 5, 2013 Moody's lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to Baa2. Given this downgrade action, termination rating triggers in seven derivative counterparty relationships were impacted. The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete. Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company. As of December 31, 2012, the notional amount and fair value related to these counterparties is $18.8 billion and $331, respectively. These counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of December 31, 2012 five of these counterparties combined would owe the Company the derivatives fair value of $375 and the Company would owe two counterparties combined $44. Of this $44, the legal entities have posted collateral of $33 in the normal course of business. The counterparties have not exercised this termination right. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $3.9 billion and a fair value of $133, for which the Company has a contractual right to make a collateral payment in the amount of approximately $45 to prevent its termination.

11. Income Tax

Income (loss) from continuing operations before income taxes included income (loss) from domestic operations of $528, $(147) and $708 for 2012, 2011 and 2010, and income (loss) from foreign operations of $92, $(32) and $12 for 2012, 2011 and 2010. Substantially all of the income (loss) from foreign operations is earned by an Irish subsidiary.

Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2012	2011	2010
Income Tax Expense (Benefit)
Current - U.S. Federal	$138	$(208)	$18
International	—	—	5
Total Current	$138	(208)	23
Deferred - U.S. Federal Excluding NOL Carryforward	(94)	46	114
Net Operating Loss Carryforward	(9)	(163)	(1)
Total Deferred	(103)	(117)	113
Total Income tax expense (benefit)	$35	$(325)	$136

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Tax (continued)

Deferred tax assets (liabilities) include the following as of December 31:

	As of December 31,
Deferred Tax Assets	2012	2011
Tax basis deferred policy acquisition costs	$424	$479
Investment-related items	1,244	92
Insurance product derivatives	1,092	2,011
NOL Carryover	225	241
Minimum tax credit	355	387
Foreign tax credit carryover	33	17
Capital loss carryover	5	—
Depreciable and amortizable assets	—	37
Other	65	23
Total Deferred Tax Assets	3,443	3,287
Valuation Allowance	(53)	(78)
Net Deferred Tax Assets	3,390	3,209
Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(356)	(427)
Net unrealized gain on investments	(1,432)	(735)
Employee benefits	(45)	(41)
Total Deferred Tax Liabilities	(1,833)	(1,203)
Total Deferred Tax Asset	1,557	2,006
As of December 31, 2012 and 2011, the deferred tax asset included the expected tax benefit attributable to foreign net operating losses of $221 and $314, which have no expiration. The Company had a current income tax payable of $192 as of December 31, 2012 and a current income tax recoverable of $330 as of December 31, 2011.
If the Company were to follow a “separate entity” approach, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to surplus rather than income. These benefits were $(18), $0 and $0 for 2012, 2011 and 2010, respectively.
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $53 as of December 31, 2012 and $78 as of December 31, 2011. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carryback years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible and will implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $56, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude by the end of 2013, with no material impact on the consolidated financial condition or results of operations. The 2010-2011 audit commenced in the 4th quarter of 2012 and is expected to conclude by the end of 2014. In addition, in the second quarter of 2011, the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of the dividends-received deduction (DRD) for years 1998, 2000 and 2001. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company’s unrecognized tax benefits are settled with the parent consistent with the terms of the tax sharing agreement described above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Tax (continued)

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2012	2011	2010
Tax expense (benefit) at the U.S. federal statutory rate	217	(63)	$252
Dividends-received deduction	(140)	(201)	(145)
Foreign related investments	(16)	(5)	—
Valuation Allowance	(25)	(53)	50
Other	(1)	(3)	(21)
Total	$35	$(325)	$136
12. Debt
Collateralized Advances
The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2012, the Company had no advances outstanding under the FHLBB facility.
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
As of December 31, 2012, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2012 rates, either consumer price index plus 100 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $78 in 2013, $13 in 2014, $30 in 2015, $18 in 2016, $12 in 2017 and $8 thereafter. For 2012, 2011 and 2010, interest credited to holders of consumer notes was $10, $15 and $25, respectively.
13. Statutory Results
The domestic insurance subsidiaries of the Company prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Statutory Results (continued)

The statutory net income (loss) and surplus was as follows:

	For the years ended December 31,
	2012	2011	2010
Combined statutory net income (loss)	$927	$(669)	$208
Statutory capital and surplus	$5,016	$5,920	$5,832
Statutory accounting practices do not consolidate the net income (loss) of subsidiaries as performed under U.S. GAAP. Therefore, the combined statutory net income (loss) above presents the total statutory net income of the Company and its other insurance subsidiaries to present a comparable statutory net income (loss).
In December 2009, the NAIC issued Statement of Statutory Accounting Principles (“SSAP”) No. 10R, Income Taxes – Revised, A Temporary Replacement of SSAP No. 10. SSAP No. 10R was updated in September 2010 and is effective for annual periods December 31, 2010 and interim and annual periods of 2011 and 2012. SSAP No. 10R increases the realization period for deferred tax assets from one year to three years and increases the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus.
Regulatory Capital Requirements
The Company's and its U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is two times the ACL RBC (“Company Action Level”). The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level (known as the RBC ratio). The Company and all of its operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations.
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which the Company operates generally establish minimum solvency requirements for insurance companies. All of the Company's international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities.
Dividend Restrictions
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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $82 in dividends in 2013 without prior approval from the applicable insurance commissioner. In 2012, the Company received no dividends from its subsidiaries. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $515 in 2013. However, because the Company’s earned surplus is negative as of December 31, 2012, the Company will not be permitted to pay any dividends to its parent in 2013 without prior approval from the Connecticut Insurance Commissioner. In 2012, the Company paid no dividends to its parent company. On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department to receive a $1.1 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries, and to pay a $1.2 billion extraordinary dividend to its parent company. These dividends were received and paid on February 22, 2013.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans
Pension Plans

Hartford Life's employees are included in The Hartford's non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Effective December 31, 2012, The Hartford amended the defined benefit pension to freeze participation and benefit accruals. Also, The Hartford amended its postretirement health care and life insurance benefit plans for all current employees to no longer provide subsidized coverage for current employees who retire on or after January 1, 2014.
Defined benefit pension expense/(income), postretirement health care and life insurance benefits expense/(income) allocated by The Hartford to the Company, was $(3), $45 and $43 for the years ended December 31, 2012, 2011 and 2010, respectively.
Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3.0% of compensation, by The Hartford. In 2004, The Hartford began allocating a percentage of base salary to the Plan for eligible employees. In 2012, employees whose prior year earnings were less than $110,000 received a contribution of 1.5% of base salary and employees whose prior year earnings were more than $110,000 received a contribution of 0.5% of base salary. The cost to Hartford Life for this plan was approximately $10, $9 and $13 for the years ended December 31, 2012, 2011 and 2010, respectively.
Effective January 1, 2013, The Hartford will increase benefits under The Hartford Investment and Savings Plan, its defined contribution
401(k) savings plan, and The Hartford Excess Savings Plan. The Company's contributions will be increased to include a non-elective contribution of 2% of eligible compensation and a dollar-for-dollar matching contribution of up to 6% of eligible compensation contributed by the employee each pay period. Eligible compensation will be expanded to include overtime and bonuses but will be limited to a total of $1,000,000 annually.
15. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense of $32, $14 and $32 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $11, $5 and $11 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company capitalized no cost of stock-based compensation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

16. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of December 31, 2012 and 2011, the Company had $53 and $54 of reserves for claim annuities purchased by affiliated entities. For the years ended December 31, 2012, 2011, and 2010, the Company recorded earned premiums of $28, $12, and $18 for these intercompany claim annuities. In 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of HLIC’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of December 31, 2012 and 2011, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK, a wholly owned Japanese subsidiary of Hartford Life, Inc., subsequently reinsured in-force and prospective MVA annuities to the Company effective September 1, 2004. As of December 31, 2012 and 2011, $2.1 billion and $2.6 billion, respectively, of the account value had been assumed by the Company.
HLAI entered into a reinsurance agreement with HLIKK effective August 31, 2005. HLAI assumed in-force and prospective GMIB riders. Via amendment, effective July 31, 2006, HLAI also assumed GMDB on covered contracts that have an associated GMIB rider in force on or after July 31, 2006. GMIB riders issued prior to April 1, 2005 were recaptured, while GMIB riders issued by HLIKK subsequent to April 1, 2005, continue to be reinsured by HLAI. Additionally, a tiered reinsurance premium structure was implemented.
HLAI has three additional reinsurance agreements with HLIKK covering certain variable annuity contracts. Effective September 30, 2007, HLAI assumed 100% of the in-force and prospective GMAB, GMIB and GMDB risks issued by HLIKK. Effective February 29, 2008, HLAI assumed 100% of the in-force and prospective GMIB and GMDB riders issued by HLIKK. Effective October 1, 2008, HLAI assumed 100% of the in-force and prospective GMDB riders issued on or after April 1, 2005 by HLIKK. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $22 and $50 and the net amount at risk for the assumed GMDB reinsurance was $2.7 billion and $5.0 billion at December 31, 2012 and 2011, respectively.
While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $1.8 billion and $3.2 billion at December 31, 2012 and 2011, respectively.
Effective November 1, 2010, HLAI entered into a reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly owned subsidiary of HLAI. Through this agreement, HLL agreed to cede, and HLAI agreed to reinsure, GMDB and GMWB risks issued by HLL on its variable annuity business. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $4 and $5 and the net amount at risk for the assumed GMDB reinsurance was $42 and $80 at December 31, 2012 and 2011, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

16. Transactions with Affiliates (continued)
While the form of the agreements between HLAI and HLIKK, and HLAI and HLL for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability was $0 and $37 at December 31, 2012 and 2011, respectively.
Reinsurance Ceded to Affiliates
Effective October 1, 2009, and amended on November 1, 2010, HLAI, entered into a modco and coinsurance with funds withheld reinsurance agreement with WRR. The agreement provides that HLAI will cede, and WRR will reinsure a portion of the risk associated with direct written and assumed variable annuities and the associated GMDB and GMWB riders, HLAI assumed HLIKK’s variable annuity contract and rider benefits, and HLAI assumed HLL’s GMDB and GMWB annuity contract and rider benefits.
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
The impact of this transaction on the Company’s Consolidated Statements of Operations is as follows:

	For the years ended December 31,
	2012	2011	2010
Earned premiums	(67)	(71)	(56)
Net realized gains (losses) [1]	(2,099)	503	546
Total revenues	(2,166)	432	490
Benefits, losses and loss adjustment expenses	(56)	(51)	(40)
Insurance operating costs and other expenses	(1,443)	972	(348)
Total expenses	(1,499)	921	(388)
Income (loss) before income taxes	(667)	(489)	878
Income tax expense (benefit)	(234)	(166)	308
Net income (loss)	$(433)	$(323)	$570

[1]	Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Consolidated Balance Sheets include a modco reinsurance (payable)/recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $1.3 billion, $527, $0.9 billion, respectively, at December 31, 2012 and $(2.9) billion, $0, $2.6 billion , respectively, at December 31, 2011.
Champlain Life Reinsurance Company
Effective November 1, 2007, HLAI entered into a modco and coinsurance with funds withheld agreement with Champlain Life Reinsurance Company, an affiliate captive insurance company, to provide statutory surplus relief for certain life insurance policies. The Agreement is accounted for as a financing transaction in accordance with U.S. GAAP. A standby unaffiliated third party Letter of Credit supports a portion of the statutory reserves that have been ceded to the Champlain Life Reinsurance Company.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

17. Restructuring and Other Costs
As a result of a strategic business realignment announced in March 2012, The Hartford is currently focusing on its Property & Casualty, Group Benefits and Mutual Funds businesses. In addition, The Hartford implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Hartford intends to substantially complete the related restructuring activities over the next 12-18 months. For further discussion of The Hartford's strategic business realignment and related business disposition transactions, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through December 31, 2012. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to December 31, 2012, and asset impairment charges, if any, will be expensed as appropriate.
The Company's estimated restructuring and other costs are expected to approximate $139, pre-tax. As The Hartford executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Restructuring and other costs, pre-tax incurred by the Company in connection with these activities are as follows:

For the year ended December 31, 2012
Severance benefits and related costs	$93
Professional fees	23
Asset impairment charges	4
Total restructuring and other costs	$120
There were no restructuring and other costs incurred by the Company in 2011 and 2010.
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Consolidated Balance Sheets are as follows:

	For the year ended December 31, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$—	$—	$—	$—
Accruals/provisions	93	23	4	120
Payments/write-offs	(62)	(23)	(4)	(89)
Balance, end of period	$31	$—	$—	$31

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Discontinued Operations
On December 10, 2012, HLA received regulatory approval to reorganize its Mutual Funds business for the purpose of streamlining the business by consolidating the entities that provide services to the Mutual Funds business under a subsidiary of HLI, thereby separating its Mutual Funds business from its insurance business. Following the reorganization, the Company will no longer have any significant continuing involvement in HLI's Mutual Funds business. For further discussion of the reorganization of the Mutual Funds business, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 7 - Goodwill of Notes to Consolidated Financial Statements.
During the fourth quarter of 2010, the Company completed the sales of its indirect wholly-owned subsidiaries Hartford Investments Canada Corporation (“HICC”) and Hartford Advantage Investment, Ltd. (“HAIL”). The Company recognized a net realized capital gain of $41, after-tax, on the sale of HICC and a net realized capital loss of $4, after-tax, on the sale of HAIL.
The following table presents the combined amounts related to the operations of the Mutual Funds business, HICC and HAIL which are being reported as discontinued operations in the Consolidated Statements of Operations. The Company does not expect these transactions to have a material impact on the Company’s future earnings.

	For the years ended December 31,
	2012	2011	2010
Revenues
Fee income and other	$526	$569	$616
Net investment income (loss)	—	1	(1)
Net realized capital gains	—	1	—
Total revenues	526	571	615
Benefits, losses and expenses
Insurance operating costs and other expenses	384	374	413
Amortization of DAC	35	47	68
Goodwill impairment	149	—	—
Total benefits, losses and expenses	568	421	481
Income (loss) before income taxes	(42)	150	134
Income tax expense (benefit)	(13)	52	48
Income (loss) from operations of discontinued operations, net of tax	(29)	98	86
Net realized capital gain on disposal, net of tax	—	—	37
Income (loss) from discontinued operations, net of tax	$(29)	$98	$123

19. Quarterly Results (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Total revenues	$342	$1,022	$2,114	$1,618	$1,278	$2,403	$686	$989
Total benefits, losses and expenses	18	773	2,043	1,398	1,042	3,258	697	782
Income (loss) from continuing operations, net of tax	268	207	69	293	187	(527)	61	173
Income (loss) from discontinued operations, net of tax	20	27	18	27	16	24	(83)	20
Net income (loss)	288	234	87	320	203	(503)	(22)	193
Less: Net income (loss) attributable to the noncontrolling interest	(1)	1	—	1	—	(4)	3	2
Net income (loss) attributable to Hartford Life Insurance Company	$289	$233	$87	$319	$203	$(499)	$(25)	$191

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN AFFILIATES
($ in millions)

	As of December 31, 2012
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$6,312	$6,659	$6,659
States, municipalities and political subdivisions	1,808	1,998	1,998
Foreign governments	1,369	1,460	1,460
Public utilities	5,477	6,193	6,193
All other corporate bonds	22,297	24,786	24,786
All other mortgage-backed and asset-backed securities	8,490	8,308	8,308
Total fixed maturities, available-for-sale	45,753	49,404	49,404
Fixed maturities, at fair value using fair value option	1,461	1,010	1,010
Total fixed maturities	47,214	50,414	50,414
Equity securities
Common stocks
Industrial, miscellaneous and all other	236	247	247
Non-redeemable preferred stocks	172	153	153
Total equity securities, available-for-sale	408	400	400
Equity securities, trading	1,614	1,847	1,847
Total equity securities	2,022	2,247	2,247
Mortgage loans	4,935	5,109	4,935
Policy loans	1,951	2,112	1,951
Investments in partnerships and trusts	1,372	1,372	1,372
Futures, options and miscellaneous	1,461	582	582
Short-term investments	2,354	2,354	2,354
Total investments	$61,309	$64,190	$63,855

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2012
Life insurance in force	$355,164	$151,982	$781	$203,963	—%
Insurance revenues
Life insurance and annuities	$3,478	$517	$8	$2,969	—%
Accident and health insurance	298	181	—	117	—%
Total insurance revenues	$3,776	$698	$8	$3,086	—%
For the year ended December 31, 2011
Life insurance in force	$316,817	$130,029	$1,941	$188,729	1%
Insurance revenues
Life insurance and annuities	$3,882	$531	$13	$3,364	—%
Accident and health insurance	305	202	—	103	—%
Total insurance revenues	$4,187	$733	$13	$3,467	—%
For the year ended December 31, 2010
Life insurance in force	$359,644	$150,446	$2,027	$211,225	1%
Insurance revenues
Life insurance and annuities	$3,860	$546	$69	$3,383	2%
Accident and health insurance	316	213	—	103	—%
Total insurance revenues	$4,176	$759	$69	$3,486	2%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/ Other	Balance December 31,
2012
Valuation allowance on deferred tax asset	$78	$(25)	$—	$—	$53
Valuation allowance on mortgage loans	23	(4)	—	(5)	14
2011
Valuation allowance on deferred tax asset	131	(53)	—	—	78
Valuation allowance on mortgage loans	62	(25)	—	(14)	23
2010
Valuation allowance on deferred tax asset	81	50	—	—	131
Valuation allowance on mortgage loans	260	108	—	(306)	62

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Date: March 13, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Beth A. Bombara	President and Director	March 13, 2013
Beth A. Bombara

/s/ Peter F. Sannizzaro	Senior Vice President and Principal Accounting Officer	March 13, 2013
Peter F. Sannizzaro

/s/ Mark Niland	Senior Vice President and Director	March 13, 2013
Mark Niland

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

12.01	Computation of Ratio of Earnings to Fixed Charges*

23.01	Consent of Deloitte & Touche LLP*

31.01	Certification of Beth A. Bombara, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Peter F. Sannizzaro, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Beth A. Bombara, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.02	Certification of Peter F. Sannizzaro, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with the Securities and Exchange Commission as an exhibit to this report.

†
Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

II-2