Form 10-Q
period 2013-03-31
HARTFORD LIFE INSURANCE CO
filed 2013-05-02
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

((Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of May 2, 2013, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2012 Form 10-K Annual Report. These important risks and uncertainties include:

•
challenges related to the Company's current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus and austerity initiatives, sovereign credit concerns, a sustained low interest rate environment, higher tax rates and other potentially adverse developments on financial, commodity and credit markets and consumer spending and investment and the effect of these events on the Company's returns in investment portfolios and the Company's hedging costs associated with the Company's variable annuities business;

•
the risks, challenges and uncertainties associated with the Company's capital management plan and the Company's strategic realignment to focus on the Company's property and casualty, group benefits and mutual fund businesses, place the Individual Annuity business into run-off and the sale of the Individual Life, Woodbury Financial Services and the Retirement Plans businesses;

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

•	risk associated with the use of analytical models in making decisions in key areas such as underwriting, capital, hedging, and reserving;

•
risks to our business, financial position, prospects and results associated with negative rating actions or downgrades in the Company's financial strength and credit ratings or negative rating actions or downgrades relating to our investments;

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

•	the risk that our framework for managing operational risks may not be effective in mitigating material risk and loss to the Company;

•	the potential for difficulties arising from outsourcing relationships;

•	the impact of changes in federal or state tax laws;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the impact of any future errors in financial reporting;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	the Company's ability to implement its capital plan; and

•	other factors described in such forward-looking statements.
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
Simsbury, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of March 31, 2013, and the related condensed consolidated statements of operations, comprehensive income, changes in stockholder's equity, and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 2, 2013

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,

(In millions)	2013	2012
	(Unaudited)
Revenues
Fee income and other	$361	$779
Earned premiums	37	43
Net investment income:
Securities available-for-sale and other	432	645
Equity securities, trading	138	107
Total net investment income	570	752
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(17)	(26)
OTTI losses recognized in other comprehensive income	4	6
Net OTTI losses recognized in earnings	(13)	(20)
Net realized capital gains on business dispositions	1,560	—
Other net realized capital losses	(113)	(1,212)
Total net realized capital gains (losses)	1,434	(1,232)
Total revenues	2,402	342
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	457	701
Benefits, loss and loss adjustment expenses – returns credited on international unit-linked bonds and pension products	138	105
Amortization of deferred policy acquisition costs and present value of future profits	44	71
Insurance operating costs and other expenses	(265)	(864)
Reinsurance loss on dispositions	1,492	—
Dividends to policyholders	5	5
Total benefits, losses and expenses	1,871	18
Income from continuing operations before income taxes	531	324
Income tax expense	145	56
Income from continuing operations, net of tax	386	268
Income from discontinued operations, net of tax	—	20
Net income	386	288
Net income (loss) attributable to noncontrolling interest	6	(1)
Net income attributable to Hartford Life Insurance Company	$380	$289
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,

(In millions)	2013	2012
	(Unaudited)
Comprehensive Income (Loss)
Net income	$386	$288
Other comprehensive income (loss):
Change in net unrealized gain/loss on securities	(792)	67
Change in net gain/loss on cash-flow hedging instruments	(76)	(40)
Change in foreign currency translation adjustments	(41)	14
Total other comprehensive income	(909)	41
Total comprehensive income (loss)	(523)	329
Less: comprehensive income (loss) attributable to noncontrolling interest	6	(1)
Total comprehensive income (loss) attributable to Hartford Life Insurance Company	$(529)	$330
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $31,091 and $45,753) (includes variable interest entity assets, at fair value, of $59 and $89)	$33,158	$49,404
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $122 and $132)	935	1,010
Equity securities, trading, at fair value (cost of $1,457 and $1,614)	1,773	1,847
Equity securities, available-for-sale, at fair value (cost of $379 and $408)	383	400
Mortgage loans (net of allowance for loan losses of $13 and $14)	3,585	4,935
Policy loans, at outstanding balance	1,416	1,951
Limited partnerships, and other alternative investments (includes variable entity interest assets of $4 and $6)	1,376	1,372
Other investments	648	582
Short-term investments (includes variable entity assets of $10 as of March 31, 2013)	1,398	2,354
Total investments	44,672	63,855
Cash	920	1,342
Premiums receivable and agents’ balances	47	58
Reinsurance recoverable	19,804	2,893
Deferred policy acquisition costs and present value of future profits	798	3,072
Deferred income taxes, net	1,811	1,557
Goodwill	—	250
Other assets	819	1,306
Separate account assets	145,139	141,558
Total assets	$214,010	$215,891
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$13,041	$11,916
Other policyholder funds and benefits payable	39,292	40,501
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	1,762	1,837
Consumer notes	132	161
Other liabilities (including variable interest entity liabilities of $77 and $111)	5,987	9,535
Separate account liabilities	145,139	141,558
Total liabilities	205,353	205,508
Commitments and Contingencies (Note 9)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	6,959	8,155
Accumulated other comprehensive income, net of tax	1,078	1,987
Retained earnings (accumulated deficit)	614	235
Total stockholder’s equity	8,657	10,383
Total liabilities and stockholder’s equity	$214,010	$215,891

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Stockholder’s Equity
	(Unaudited)
Three Months Ended March 31, 2013
Balance, beginning of period	$6	$8,155	$1,987	$235	$—	$10,383
Capital contributions (to) from parent [1]	—	(1,196)	—	—	—	(1,196)
Dividends declared	—	—	—	(1)	—	(1)
Net income (loss)	—	—	—	380	6	386
Change in non-controlling interest ownership	—	—	—	—	(6)	(6)
Total other comprehensive income	—	—	(909)	—	—	(909)
Balance, end of period	$6	$6,959	$1,078	$614	$—	$8,657
Three Months Ended March 31, 2012
Balance, beginning of period	$6	$8,271	$953	$(319)	$—	$8,911
Capital contributions (to) from parent	—	3	—	—	—	3
Dividends declared	—	—	—	—	—	—
Net income	—	—	—	289	(1)	288
Change in non-controlling interest ownership	—	—	—	—	1	1
Total other comprehensive income	—	—	41	—	—	41
Balance, end of period	$6	$8,274	$994	$(30)	$—	$9,244

[1]
On February 5, 2013, the Company received approval from the State of Connecticut Insurance Department to pay a $1.2 billion extraordinary dividend to its parent company; which was distributed on February 22, 2013 and recorded as a return of capital.

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2013	2012
	(Unaudited)
Operating Activities
Net income	$386	$288
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	44	80
Additions to deferred policy acquisition costs and present value of future profits	(2)	(96)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	(54)	(9)
Reinsurance recoverables	(5)	(26)
Receivables and other assets	(66)	435
Payables and accruals	(480)	(979)
Accrued and deferred income taxes	660	229
Net realized capital losses	(1,434)	1,232
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	(75)	67
Net decrease in equity securities, trading	74	(74)
Reinsurance loss on dispositions	1,492	—
Depreciation and amortization	18	45
Other, net	(249)	(96)
Net cash provided by operating activities	309	1,096
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	5,326	9,881
Fixed maturities, fair value option	49	12
Equity securities, available-for-sale	48	9
Mortgage loans	106	37
Partnerships	22	23
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(3,669)	(8,842)
Fixed maturities, fair value option	(31)	—
Equity securities, available-for-sale	(45)	(12)
Mortgage loans	(30)	(464)
Partnerships	(29)	(210)
Proceeds from business sold (excluding $485 of non-cash proceeds)	460	—
Derivatives, net	(742)	(1,731)
Change in policy loans, net	(6)	30
Change in all other, net	(35)	—
Net cash provided by (used for) investing activities	1,424	(1,267)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,215	3,032
Withdrawals and other deductions from investment and universal life-type contracts	(6,590)	(5,460)
Net transfers from separate accounts related to investment and universal life-type contracts	4,082	2,218
Net increase in securities loaned or sold under agreements to repurchase	(274)	—
Captial contributions	(1,211)	—
Fee to recapture affiliate reinsurance	(347)	—
Net repayments at maturity or settlement of consumer notes	(29)	(4)
Net cash used for financing activities	(2,154)	(214)
Foreign exchange rate effect on cash	(1)	—
Net increase in cash	(422)	(385)
Cash — beginning of period	1,342	1,183
Cash — end of period	$920	$798
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(4)	$(307)
Noncash capital contributions received	—	3

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “Company”, “we” or “our”) is a provider of insurance and investment products in the United States (“U.S.”) and is a wholly-owned subsidiary of Hartford Life and Accident Insurance Company
(“HLA”). Hartford Life, Inc., a Delaware corporation ("HLI") is the parent of HLA. The Hartford Financial Services Group, Inc. (“The
Hartford”) is the ultimate parent of the Company.
On January 1, 2013, HLI completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 HLI completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. ("Prudential"). For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2012 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes as of March 31, 2013, and for the three months ended March 31, 2013 and 2012 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K Annual Report.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of HLIC, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. For further discussions on VIEs, see Note 4 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. Material intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.
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
The Company is presenting the operations of certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. For information on the specific businesses and related impacts, see Note 13 -
Discontinued Operations of Notes to Condensed Consolidated Financial Statements
Use of Estimates
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended March 31,

	2013	2012
Tax expense at the U.S. federal statutory rate	$186	$113
Dividends-received deduction	(32)	(32)
Foreign related investments	(5)	(3)
Valuation allowance	(7)	(19)
Other	3	(3)
Income tax expense (benefit)	$145	$56
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
The Company or one of more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude in the second quarter of 2014. The 2010-2011 audit commenced in the fourth quarter of 2012 and is expected to conclude by the end of 2014. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance, relating mostly to foreign net operating losses, was $46 as of March 31, 2013 and $53 as of December 31, 2012. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current year presentation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Retirement Plans
On January 1, 2013, HLI completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax gain of $45 in the first quarter of 2013. The Company recognized $565 in reinsurance loss on disposition including a reduction in goodwill of $87, offset by $634 in realized capital gains for a $69 impact to income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
Upon closing, in the first quarter of 2013 the Company reinsured $9.2 billion of policyholder liabilities and $26.3 billion of separate account liabilities under an indemnity reinsurance arrangement. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Retirement Plans business. The Company also transferred invested assets with a carrying value of $9.3 billion, net of the ceding commission, to MassMutual and recognized other non-cash decreases in assets totaling $100 relating to deferred acquisition costs, deferred income taxes, goodwill, and other assets associated with the disposition. The Company will continue to sell retirement plans during a transition period of 18-24 months and MassMutual will assume all expenses and risk for these sales through the reinsurance agreement.
For the three months ended March 31, 2012, Retirement Plans total revenues were $211 and and net income was $18.
Sale of Individual Life
On January 2, 2013 HLI completed the sale of its Individual Life insurance business to Prudential for consideration of $615, consisting primarily of a ceding commission, of which $590 is attributable to the Company. The business sold included variable universal life, universal life, and term life insurance.The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. In 2012, the Company recognized a reinsurance loss on business disposition of $61, pre-tax, which included a goodwill impairment of the same amount. See Notes 2 and 7 in the Company's 2012 Annual Report on Form 10-K for additional information. Upon closing in the first quarter the Company recognized an additional reinsurance loss on disposition of $927, including a reduction in goodwill of $163 offset by realized capital gains of $927 for a $0 impact on income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
Upon closing, in the first quarter of 2013 the Company reinsured $8.3 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability under the Individual Life business. The Company also transferred invested assets with a carrying value of $7.6 billion, exclusive of $1.4 billion assets supporting the modified coinsurance agreement, net of cash transferred in place of short-term investments, to Prudential and recognized other non-cash decreases in assets totaling $1.8 billion relating to deferred acquisition costs, deferred income taxes, goodwill and other assets, and other non-cash decreases in liabilities totaling $1.9 billion relating to other liabilities associated with the disposition. The Company will continue to sell life insurance products and riders during a transition period of 18-24 months and Prudential will assume all expenses and risk for these sales through the reinsurance agreement.
For the three months ended March 31, 2012, Individual Life total revenues were $329 and net income was $12.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions (continued)
Composition of Invested Assets Transferred
The following table presents invested assets transferred by the Company in connection with the sale of the Retirement Plans and Individual Life businesses in January 2013.

As of Closing
Carrying Value
Asset-backed securities ("ABS")	$289
Collateralized debt obligations ("CDOs") [1]	474
Commercial mortgage-backed securities ("CMBS")	940
Corporate	11,330
Foreign govt./govt. agencies	263
States, municipalities and political subdivisions ("Municipal")	899
Residential mortgage-backed securities ("RMBS")	705
U.S. Treasuries	115
Total fixed maturities, AFS, at fair value (amortized cost of $13,596) [2]	15,015
Equity securities, AFS, at fair value (cost of $27) [3]	28
Fixed maturities, at fair value using the FVO [4]	16
Mortgage loans (net of allowances for loan losses of $1)	1,288
Policy loans, at outstanding balance	542
Total invested assets transferred	$16,889

[1]	The market value includes the fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in the net realized capital gains (losses).

[2]	Includes $14.4 billion and $657 of securities in level 2 and 3 of the fair value hierarchy, respectively.

[3]	All equity securities transferred are included in level 2 of the fair value hierarchy.

[4]	All FVO securities transferred are included in level 3 of the fair value hierarchy.

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

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds reported in separate account assets and derivative securities.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. As of March 31, 2013 and 2012, the amount of transfers from Level 1 to Level 2 was $78 and $26, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,315	$—	$1,090	$225
CDOs	1,664	—	1,099	565
CMBS	2,878	—	2,388	490
Corporate	19,284	—	18,188	1,096
Foreign government/government agencies	1,281	—	1,246	35
Municipal	1,114	—	982	132
RMBS	3,313	—	2,347	966
U.S. Treasuries	2,309	77	2,232	—
Total fixed maturities	33,158	77	29,572	3,509
Fixed maturities, FVO	935	—	734	201
Equity securities, trading	1,773	1,773	—	—
Equity securities, AFS	383	205	123	55
Derivative assets
Credit derivatives	26	—	15	11
Equity derivatives	11	—	—	11
Foreign exchange derivatives	(112)	—	(112)	—
Interest rate derivatives	71	—	71	—
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	242	—	17	225
U.S. macro hedge program	208	—	—	208
International program hedging instruments	209	—	249	(40)
Total derivative assets [1]	655	—	240	415
Short-term investments	1,398	242	1,156	—
Limited partnerships and other alternatives [2]	445	—	283	162
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	597	—	5	592
Separate account assets [3]	140,545	101,713	38,009	823
Total assets accounted for at fair value on a recurring basis	$179,889	$104,010	$70,122	$5,757
Percentage of level to total	100%	58%	39%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(2,204)	$—	$—	$(2,204)
Equity linked notes	(10)	—	—	(10)
Total other policyholder funds and benefits payable	(2,214)	—	—	(2,214)
Derivative liabilities
Credit derivatives	(1)	—	4	(5)
Equity derivatives	16	—	—	16
Foreign exchange derivatives	(40)	—	(40)	—
Interest rate derivatives	(375)	—	(322)	(53)
U.S. GMWB hedging instruments	104	—	—	104
U.S. macro hedge program	35	—	—	35
International program hedging instruments	(74)	—	31	(105)
Total derivative liabilities [4]	(335)	—	(327)	(8)
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(2,551)	$—	$(327)	$(2,224)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,673	$—	$1,435	$238
CDOs	2,160	—	1,437	723
CMBS	3,912	—	3,380	532
Corporate	30,979	—	29,639	1,340
Foreign government/government agencies	1,460	—	1,426	34
Municipal	1,998	—	1,829	169
RMBS	4,671	—	3,538	1,133
U.S. Treasuries	2,551	78	2,473	—
Total fixed maturities	49,404	78	45,157	4,169
Fixed maturities, FVO	1,010	6	805	199
Equity securities, trading	1,847	1,847	—	—
Equity securities, AFS	400	203	142	55
Derivative assets
Credit derivatives	(10)	—	—	(10)
Equity derivatives	30	—	—	30
Foreign exchange derivatives	104	—	104	—
Interest rate derivatives	108	—	144	(36)
U.S. GMWB hedging instruments	36	—	(53)	89
U.S. macro hedge program	186	—	—	186
International program hedging instruments	127	—	142	(15)
Total derivative assets [1]	581	—	337	244
Short-term investments	2,354	242	2,112	—
Limited partnerships and other alternative investments [2]	414	—	264	150
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	1,081	—	—	1,081
Separate account assets [3]	138,497	97,976	39,938	583
Total assets accounted for at fair value on a recurring basis	$195,588	$100,352	$88,755	$6,481
Percentage of level to total	100%	52%	45%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,119)	$—	$—	$(3,119)
Equity linked notes	(8)	—	—	(8)
Total other policyholder funds and benefits payable	(3,127)	—	—	(3,127)
Derivative liabilities
Credit derivatives	(6)	—	(20)	14
Equity derivatives	15	—	—	15
Foreign exchange derivatives	(17)	—	(17)	—
Interest rate derivatives	(359)	—	(338)	(21)
U.S. GMWB hedging instruments	536	—	106	430
International program hedging instruments	(231)	—	(171)	(60)
Total derivative liabilities [4]	38	—	(440)	478
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(3,091)	$—	$(440)	$(2,651)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. At March 31, 2013 and December 31, 2012, $272 and $92, respectively, was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at value.

[3]	As of March 31, 2013 and December 31, 2012, excludes approximately $4.6 billion and $3.1 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

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
The Company conducts other specific activities to monitor controls around pricing. Daily analyses identify price changes over 3-5%, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2013 and December 31, 2012, 96% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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

	As of March 31, 2013
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$490	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	346bps	3,250bps	895bps	Decrease
Corporate [3]	688	Discounted cash flows	Spread	135bps	4,346bps	339bps	Decrease
Municipal	131	Discounted cash flows	Spread	208bps	270bps	222bps	Decrease
RMBS	966	Discounted cash flows	Spread	54bps	1,692bps	282bps	Decrease
			Constant prepayment rate	0.0%	10.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	24.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease
	As of December 31, 2012
CMBS	$532	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320bps	3,615bps	1,013bps	Decrease
Corporate [3]	888	Discounted cash flows	Spread	145bps	900bps	333bps	Decrease
Municipal	169	Discounted cash flows	Spread	227bps	344bps	254bps	Decrease
RMBS	1,133	Discounted cash flows	Spread	54bps	1,689bps	379bps	Decrease
			Constant prepayment rate	0.0%	12.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	24.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Fair Value Measurements (continued)
Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of March 31, 2013
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$27	Option model	Equity volatility	21%	23%	Increase
Interest rate derivative
Interest rate swaps	(53)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Increase
U.S. GMWB hedging instruments
Equity options	153	Option model	Equity volatility	21%	29%	Increase
Customized swaps	176	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	243	Option model	Equity volatility	20%	29%	Increase
International hedging program
Equity options	(145)	Option model	Equity volatility	24%	42%	Increase
	As of December 31, 2012
Equity derivatives
Equity options	$45	Option model	Equity volatility	13%	24%	Increase
Interest rate derivative
Interest rate swaps	(57)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International hedging program
Equity options	44	Option model	Equity volatility	22%	33%	Increase
Long interest rate	(119)	Option model	Interest rate volatility	—%	1%	Increase

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, March 31, 2013, no significant adjustments were made by the Company to broker prices received.
As of March 31, 2013 and December 31, 2012, excluded from the tables above are limited partnerships and other alternative investments which total $162 and $150, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the three months ended March 31, 2013 and 2012, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains of $248 and $287, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized losses of $1 and $0 for the three ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012 the behavior risk margin was $65 and $77, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $2 and $3 for the three months ended March 31, 2013 and 2012, respectively.
Significant unobservable inputs used in the fair value measurement of living benefits required to be fair valued and the U.S. GMWB reinsurance derivative are withdrawal utilization and withdrawal rates, lapse rates, reset elections and equity volatility. The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the Living Benefits Required to be Fair Valued and the reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB and GMAB. Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement, as shown in the following table.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ended March 31, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2013	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(3)	(11)	(2)	16	1	—	29	30	14
Included in OCI [3]	22	36	13	(8)	(1)	1	15	78	—
Purchases	14	1	—	18	10	—	13	56	6
Settlements	(3)	(21)	(14)	(58)	(1)	—	(32)	(129)	(1)
Sales	(34)	(186)	(60)	(255)	(6)	(38)	(192)	(771)	(18)
Transfers into Level 3 [4]	—	23	21	56	—	—	—	100	2
Transfers out of Level 3 [4]	(9)	—	—	(13)	(2)	—	—	(24)	(1)
Fair value as of March 31, 2013	$225	$565	$490	$1,096	$35	$132	$966	$3,509	$201
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$(4)	$—	$(2)	$(2)	$—	$—	$—	$(8)	$35

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$55	$4	$45	$(57)	$519	$286	$(75)	$722
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(4)	2	(15)	2	(190)	(64)	(44)	(309)
Included in OCI [3]	6	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	21	(20)	1
Settlements	—	—	(3)	—	—	—	(6)	(9)
Sales	(2)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	2	—	—	—	2
Fair value as of March 31, 2013	$55	$6	$27	$(53)	$329	$243	$(145)	$407
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$(3)	$2	$(15)	$(3)	$(185)	$(63)	$17	$(247)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2013	$150	$1,081	$583
Total realized/unrealized gains (losses)
Included in net income [1], [2]	3	(462)	15
Included in OCI [3]	—	(111)	—
Purchases	29	—	255
Settlements	(9)	84	—
Sales	—	—	(26)
Transfers into Level 3 [4]	—	—	—
Transfers out of Level 3 [4]	(11)	—	(4)
Fair value as of March 31, 2013	$162	$592	$823
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$3	$(462)	$8

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2013	$(3,119)	$(8)	$(3,127)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	802	(2)	800	—
Included in OCI [3]	135	—	135	—
Settlements	(22)	—	(22)	—
Fair value as of March 31, 2013	$(2,204)	$(10)	$(2,214)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$802	$(2)	$800	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the three months ended March 31, 2012, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	1	(4)	(3)	—	—	2	(4)	27
Included in OCI [3]	9	49	18	9	—	(12)	29	102	—
Purchases	—	—	10	106	6	151	61	334	—
Settlements	(34)	(9)	(21)	(19)	(1)	—	(28)	(112)	—
Sales	(9)	(1)	—	(32)	—	—	(22)	(64)	(14)
Transfers into Level 3 [4]	—	317	280	139	—	—	—	736	—
Transfers out of Level 3 [4]	(24)	—	(11)	(349)	—	—	—	(384)	—
Fair value as of March 31, 2012	$259	$685	$620	$1,348	$42	$521	$975	$4,450	$497
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2] [7]	$—	$—	$(4)	$(1)	$—	$—	$(5)	$(10)	$16

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	77	(14)	(1)	(312)	(184)	(18)	(452)
Included in OCI [3]	2	—	—	—	—	—	—	—
Purchases	—	—	26	—	—	—	(48)	(22)
Settlements	—	(3)	(16)	—	—	—	36	17
Sales	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	23	—	8	31
Fair value as of March 31, 2012	$58	$(415)	$32	$(92)	$594	$173	$(57)	$235
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2] [7]	$—	$70	$(3)	$(1)	$(312)	$(183)	$(15)	$(444)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2012	$3,073	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,058)	17
Included in OCI [3]	(163)	—
Purchases	—	215
Settlements	86	—
Sales	—	(342)
Transfers into Level 3 [4]	—	439
Transfers out of Level 3 [4]	—	(14)
Fair value as of March 31, 2012	$1,938	$1,346
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2] [7]	$(1,058)	$6

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(5,776)	$(9)	$(5,785)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,520	(1)	1,519	(12)	—
Included in OCI [3]	183	—	183	—	—
Settlements	(72)	—	(72)	—	—
Fair value as of March 31, 2012	$(4,145)	$(10)	$(4,155)	$(21)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2] [7]	$1,520	$(1)	$1,519	$(12)	$—

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

[6]
Includes fair value of reinsurance recoverables of approximately $435 and $1.6 billion as of March 31, 2013 and 2012, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information.

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

	Three Months Ended March 31,
	2013	2012
Assets
Fixed maturities, FVO
Corporate	$(9)	$1
CRE CDOs	9	19
Foreign government	(48)	(49)
Other liabilities
Credit-linked notes	—	(12)
Total realized capital gains (losses)	$(48)	$(41)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	March 31, 2013	December 31, 2012
Assets
Fixed maturities, FVO
Corporate	$89	$108
CDO	193	193
CMBS	6	4
Foreign government	641	699
Municipals	1	1
RMBS	5	3
U.S. Government	—	2
Total fixed maturities, FVO	$935	$1,010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,416	1,481	1,951	2,112
Mortgage loans	Level 3	3,585	3,702	4,935	5,109
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	9,199	9,521	9,318	9,668
Consumer notes [2]	Level 3	130	131	159	159

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.

The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2012.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan duration.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments
Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2013	2012
Gross gains on sales [1]	$1,615	$162
Gross losses on sales	(54)	(65)
Net OTTI losses recognized in earnings	(13)	(20)
Valuation allowances on mortgage loans	1	—
Japanese fixed annuity contract hedges, net [2]	3	(20)
Periodic net coupon settlements on credit derivatives/Japan	(3)	(5)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	47	185
U.S. macro hedge program	(85)	(189)
Total U.S. program	(38)	(4)
International Program	(104)	(990)
Total results of variable annuity hedge program	(142)	(994)
GMIB/GMAB/GMWB reinsurance	337	610
Coinsurance and modified coinsurance reinsurance contracts	(398)	(915)
Other, net [3]	88	15
Net realized capital gains (losses)	$1,434	$(1,232)

[1]	Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses for the three months ended March 31, 2013.

[2]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[3]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, gains and losses on non-qualifying derivatives and Japan 3Win related foreign currency swaps. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the three months ended March 31, 2013.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $1.5 billion and $77 for the three months ended March 31, 2013 and 2012, respectively. Proceeds from sales of AFS securities totaled $4.8 billion and $8.5 billion for the three months ended March 31, 2013 and 2012, respectively.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended March 31,
(Before-tax)	2013	2012
Balance, beginning of period	$(813)	$(1,319)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(5)	(13)
Securities previously impaired	—	(3)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	111	101
Securities due to an increase in expected cash flows	1	1
Balance, end of period	$(706)	$(1,233)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,408	$21	$(114)	$1,315	$(5)	$1,807	$38	$(172)	$1,673	$(4)
CDOs [2]	1,694	70	(94)	1,664	(1)	2,236	61	(117)	2,160	(4)
CMBS	2,785	169	(76)	2,878	(6)	3,757	262	(107)	3,912	(7)
Corporate	17,392	2,052	(160)	19,284	(9)	27,774	3,426	(221)	30,979	(19)
Foreign govt./govt. agencies	1,287	54	(60)	1,281	—	1,369	120	(29)	1,460	—
Municipal	1,032	93	(11)	1,114	—	1,808	204	(14)	1,998	—
RMBS	3,278	112	(77)	3,313	(16)	4,590	196	(115)	4,671	(28)
U.S. Treasuries	2,215	109	(15)	2,309	—	2,412	151	(12)	2,551	—
Total fixed maturities, AFS	31,091	2,680	(607)	33,158	(37)	45,753	4,458	(787)	49,404	(62)
Equity securities, AFS	379	33	(29)	383	—	408	28	(36)	400	—
Total AFS securities [3]	$31,470	$2,713	$(636)	$33,541	$(37)	$46,161	$4,486	$(823)	$49,804	$(62)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2013 and December 31, 2012.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

[3]
As of December 31, 2012, includes fixed maturities, AFS and equity securities, AFS relating to the sales of the Retirement Plans and Individual Life Businesses; see Note 2 - Business Disposition of Notes to Condensed Consolidated Financial Statements for further discussion of this transaction.

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2013
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,234	$1,255
Over one year through five years	6,203	6,501
Over five years through ten years	5,522	5,981
Over ten years	8,967	10,251
Subtotal	21,926	23,988
Mortgage-backed and asset-backed securities	9,165	9,170
Total fixed maturities, AFS	$31,091	$33,158
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
As of March 31, 2013, the Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity, other than U.S. government and certain U.S. government securities, was the Government of Japan, which represented $868 million, or 10.0% of stockholders' equity and 1.9% of total invested assets. As of March 31, 2012, the Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than the U.S. government and certain U.S. government agencies, was the government of Japan, which represented $1.0 billion, or 11% of stockholders' equity, and 2% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	March 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$139	$138	$(1)	$670	$557	$(113)	$809	$695	$(114)
CDOs [1]	4	3	(1)	1,564	1,465	(93)	1,568	1,468	(94)
CMBS	177	166	(11)	703	638	(65)	880	804	(76)
Corporate	1,010	994	(16)	1,121	977	(144)	2,131	1,971	(160)
Foreign govt./govt. agencies	646	588	(58)	9	7	(2)	655	595	(60)
Municipal	87	84	(3)	88	80	(8)	175	164	(11)
RMBS	460	455	(5)	656	584	(72)	1,116	1,039	(77)
U.S. Treasuries	203	188	(15)	—	—	—	203	188	(15)
Total fixed maturities	2,726	2,616	(110)	4,811	4,308	(497)	7,537	6,924	(607)
Equity securities	32	31	(1)	155	127	(28)	187	158	(29)
Total securities in an unrealized loss	$2,758	$2,647	$(111)	$4,966	$4,435	$(525)	$7,724	$7,082	$(636)

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$77	$76	$(1)	$787	$616	$(171)	$864	$692	$(172)
CDOs [1]	5	5	—	1,640	1,515	(117)	1,645	1,520	(117)
CMBS	192	179	(13)	795	701	(94)	987	880	(107)
Corporate	614	578	(36)	1,339	1,154	(185)	1,953	1,732	(221)
Foreign govt./govt. agencies	318	290	(28)	7	6	(1)	325	296	(29)
Municipal	65	62	(3)	98	87	(11)	163	149	(14)
RMBS	322	321	(1)	750	636	(114)	1,072	957	(115)
U.S. Treasuries	384	372	(12)	—	—	—	384	372	(12)
Total fixed maturities	1,977	1,883	(94)	5,416	4,715	(693)	7,393	6,598	(787)
Equity securities	9	9	—	172	136	(36)	181	145	(36)
Total securities in an unrealized loss	$1,986	$1,892	$(94)	$5,588	$4,851	$(729)	$7,574	$6,743	$(823)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).
As of March 31, 2013, AFS securities in an unrealized loss position, consisted of 1,224 securities, primarily related to corporate securities primarily within the financial services sector, CMBS, RMBS, ABS, and CDOs which have experienced price deterioration. As of March 31, 2013, 88% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2013 was primarily attributable to spread tightening in certain sectors partially offset by an increase in interest rates.

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
Mortgage Loans

	March 31, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$3,598	$(13)	$3,585	$4,949	$(14)	$4,935
Total mortgage loans [2]	$3,598	$(13)	$3,585	$4,949	$(14)	$4,935

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
As of December 31, 2012, includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements for further discussion of this transaction.

As of March 31, 2013, the carrying value of mortgage loans associated with the valuation allowance was $164. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, as of March 31, 2013 and $47 and $3, respectively, as of December 31, 2012. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Three Months Ended March 31,
	2013	2012
Balance as of January 1	$(14)	$(23)
(Additions)/Reversals	(1)	4
Deductions	2	5
Balance as of December 31	$(13)	$(14)

The current weighted-average loan-to-value ("LTV") ratio of the Company’s commercial mortgage loan portfolio was 56% as of March 31, 2013, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. Debt service coverage ratios ("DSCRs") compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.13x as of March 31, 2013. The Company held no delinquent commercial mortgage loans past due by 90 days or more as of March 31, 2013 and is not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	March 31, 2013		December 31, 2012
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$108	1.00x	$137	0.89x
65% - 80%	1,063	2.04x	1,717	2.27x
Less than 65%	2,414	2.23x	3,081	2.44x
Total commercial mortgage loans	$3,585	2.13x	$4,935	2.34x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	March 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$80	2.2%	$97	2.0%
Middle Atlantic	247	6.9%	370	7.5%
Mountain	40	1.1%	62	1.3%
New England	153	4.3%	231	4.7%
Pacific	1,062	29.6%	1,504	30.5%
South Atlantic	550	15.3%	1,012	20.5%
West North Central	16	0.4%	16	0.3%
West South Central	172	4.8%	234	4.7%
Other [1]	1,265	35.4%	1,409	28.5%
Total mortgage loans	$3,585	100.0%	$4,935	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$96	2.7%	$109	2.2%
Industrial	1,143	31.9%	1,519	30.8%
Lodging	60	1.7%	81	1.6%
Multifamily	586	16.3%	869	17.6%
Office	779	21.7%	1,120	22.7%
Retail	827	23.1%	1,047	21.2%
Other	94	2.6%	190	3.9%
Total mortgage loans	$3,585	100.0%	$4,935	100.0%

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

	March 31, 2013			December 31, 2012
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$59	$55	$7	$89	$88	$7
Investment funds [4]	132	20	111	132	20	110
Limited partnerships	4	2	2	6	3	3
Total	$195	$77	$120	$227	$111	$120

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
As part of repurchase agreements and dollar roll transactions, the Company transfers U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $1.3 billion and $1.6 billion with a corresponding agreement to repurchase $1.3 billion and $1.6 billion as of March 31, 2013 and December 31, 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The Company's repurchase agreements include master netting provisions that provide the counterparties the right to set off claims and apply securities held by them in respect of their obligations in the event of a default. The Company reported gross amounts of recognized liabilities of $904 and $923 in other liabilities on the Condensed Consolidated Balance sheets as of March 31, 2013 and December 31, 2012, respectively. These amounts represent the Company's obligations to repurchase securities under master netting agreements. The Company reported financial collateral pledged of $904 and $923 in fixed maturities, AFS on the Condensed Consolidated Balance sheets as of March 31, 2013 and December 31, 2012, respectively. The fixed maturities are predominantly U.S. government/government agency securities and are disallowed for offsetting under U.S. GAAP.
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
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2012 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities closely match the “pay” leg terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities, or liability contracts, or convert securities, or liabilities, denominated in a foreign currency to US dollars. The hedge strategies by hedge accounting designation include:
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
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2013 and December 31, 2012, the notional amount of interest rate swaps in offsetting relationships was $5.1 billion.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
Prior to the second quarter of 2009, the Company offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") rider through a wholly-owned Japanese subsidiary. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Japanese fixed annuity hedging instruments
Prior to the second quarter of 2009, the Company offered a yen denominated fixed annuity product written by Hartford Life Insurance KK ("HLIKK"), a Japanese affiliate of the Company, and ceded to the Company. The U.S. subsidiary invests in U.S. dollar denominated securities to support the yen denominated fixed liability payments and entered into currency rate swaps to hedge the foreign currency exchange rate and yen interest rate exposures that exist as a result of U.S. dollar assets backing the yen denominated liability.
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
The following table presents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Customized swaps	$7,912	$7,787	$176	$238
Equity swaps, options, and futures	4,903	5,130	139	267
Interest rate swaps and futures	6,405	5,705	31	67
Total	$19,220	$18,622	$346	$572
U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations.
The following table presents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Equity futures	$391	$—	$—	$—
Equity options	6,158	7,442	243	286
Total	$6,549	$7,442	$243	$286

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
International program
The Company formerly offered certain variable annuity products in the U.K. and reinsured GMWB and GMAB riders from an affiliate in Japan, which are bifurcated embedded derivatives (“International program product derivatives”). The GMWB provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the International program product derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. During 2013, the Company expanded its hedging program to effectively eliminate equity and foreign currency exchange risk. The hedging derivatives are comprised of equity futures, options, and swaps and currency forwards and options to partially hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in the U.K. and Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations. The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Credit derivatives	$350	$350	$28	$28
Currency forwards [1]	8,458	9,327	140	(87)
Currency options	11,845	9,710	(31)	(49)
Equity futures	1,653	1,206	—	—
Equity options	2,546	2,621	(141)	(105)
Equity swaps	4,131	2,683	(4)	(12)
Customized swaps	829	899	(20)	(11)
Interest rate futures	486	634	—	—
Interest rate swaps and swaptions	22,425	21,018	163	131
Total	$52,723	$48,448	$135	$(105)

[1]
 As of March 31, 2013 and December 31, 2012 net notional amounts are $2.3 billion and $0.1 billion, respectively, which include $5.7 billion and $4.7 billion, respectively, related to long positions and $3.4 billion and $4.6 billion, respectively, related to short positions.

GMAB, GMWB and GMIB reinsurance contracts
The Company reinsured the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by HLIKK. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the period-end yen to U.S. dollar foreign spot exchange rate. For further information on this transaction, refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Coinsurance and modified coinsurance reinsurance contracts
During 2010, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from HLIKK and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
As of March 31, 2013, the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets supporting the reinsured reserves that are carried at fair value.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts where the associated gains and losses accrue directly to policyholders are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Cash flow hedges
Interest rate swaps	$3,837	$3,863	$136	$167	$136	$167	$—	$—
Foreign currency swaps	143	163	(16)	(17)	4	3	(20)	(20)
Total cash flow hedges	3,980	4,026	120	150	140	170	(20)	(20)
Fair value hedges
Interest rate swaps	1,536	753	(48)	(55)	—	—	(48)	(55)
Foreign currency swaps	40	40	13	16	13	16	—	—
Total fair value hedges	1,576	793	(35)	(39)	13	16	(48)	(55)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	5,405	13,432	(392)	(363)	323	436	(715)	(799)
Foreign exchange contracts
Foreign currency swaps and forwards	109	182	(10)	(9)	4	5	(14)	(14)
Japan 3Win foreign currency swaps	1,816	1,816	(257)	(127)	—	—	(257)	(127)
Japanese fixed annuity hedging instruments	1,586	1,652	118	224	147	228	(29)	(4)
Credit contracts
Credit derivatives that purchase credit protection	889	1,539	(4)	(5)	3	3	(7)	(8)
Credit derivatives that assume credit risk [1]	2,002	1,981	38	(8)	45	17	(7)	(25)
Credit derivatives in offsetting positions	4,931	5,341	(15)	(22)	47	56	(62)	(78)
Equity contracts
Equity index swaps and options	766	791	15	35	27	45	(12)	(10)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	27,695	28,868	(795)	(1,249)	—	—	(795)	(1,249)
U.S. GMWB reinsurance contracts	5,463	5,773	139	191	139	191	—	—
U.S. GMWB hedging instruments	19,220	18,622	346	572	564	743	(218)	(171)
U.S. macro hedge program	6,549	7,442	243	286	309	356	(66)	(70)
International program product derivatives [2]	1,785	1,876	(32)	(42)	—	—	(32)	(42)
International program hedging instruments	52,723	48,448	135	(105)	616	657	(481)	(762)
Other
GMAB, GMWB, and GMIB reinsurance contracts	16,552	18,287	(1,377)	(1,827)	—	—	(1,377)	(1,827)
Coinsurance and modified coinsurance reinsurance contracts	40,170	44,985	458	890	1,138	1,566	(680)	(676)
Total non-qualifying strategies	187,661	201,035	(1,390)	(1,559)	3,362	4,303	(4,752)	(5,862)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$193,217	$205,854	$(1,305)	$(1,448)	$3,515	$4,489	$(4,820)	$(5,937)
Balance Sheet Location
Fixed maturities, available-for-sale	$190	$416	$(6)	$(20)	$—	$—	$(6)	$(20)
Other investments	62,421	37,809	655	581	1,479	1,049	(824)	(468)
Other liabilities	38,874	67,765	(335)	38	759	1,683	(1,094)	(1,645)
Consumer notes	16	26	(2)	(2)	—	—	(2)	(2)
Reinsurance recoverable	45,634	47,430	597	1,081	1,277	1,757	(680)	(676)
Other policyholder funds and benefits payable	46,082	52,408	(2,214)	(3,126)	—	—	(2,214)	(3,126)
Total derivatives	$193,217	$205,854	$(1,305)	$(1,448)	$3,515	$4,489	$(4,820)	$(5,937)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
 Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2012, was primarily due to the following:

•
The decrease in notional amount of non-qualifying interest rate contracts primarily resulted from the termination of interest rate swaptions purchased during the third quarter of 2012 designed to hedge the interest rate risk of the securities being transferred related to the sale of the Retirement Plan business segment.

•
The $52.7 billion notional amount related to the international program hedging instruments as of March 31, 2013, consisted of $49.3 billion of long positions and $3.4 billion of offsetting short positions, resulting in a net notional amount of $45.9 billion. The $48.4 billion notional amount as of December 31, 2012, consisted of $43.8 billion of long positions and $4.6 billion of offsetting short positions, resulting in a net notional amount of $39.2 billion. The increase in net notional of $6.7 billion primarily resulted from the Company expanding its hedging program to effectively eliminate equity and foreign currency exchange risk.

•
The decrease in notional amount of coinsurance and modified coinsurance reinsurance contracts primarily resulted from the embedded derivative product sold as part Individual Life and Retirement Plans business dispositions.

•	The decrease in notional amount of GMAB, GMWB, and GMIB reinsurance contracts was primarily driven by policyholder surrender activity.
Change in Fair Value
The net increase in the total fair value of derivative instruments since December 31, 2012, was primarily related to the following:

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior.

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•
GMAB, GMWB and GMIB reinsurance contracts represent the guarantees that are internally reinsured from HLIKK.  The fair value of these liabilities has improved as a result of a sustained recovery in the equity markets, exchange rates, interest rates, and volatility.  For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information on this transaction.

•
The Coinsurance and modified coinsurance reinsurance contracts represents U.S. and International guarantees that are ceded to an affiliate.  The primary driver of the decline in the fair value of these derivatives is a result of changes in the unrealized gains/losses of the underlying portfolios associated with these contracts.  For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information on this transaction.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Condensed Consolidated Balance Sheets.  Amounts offset include fair value amounts, income accruals and cash collateral held related to derivative instruments that are traded under a common master netting agreement, as described above.  Also included in the tables are financial collateral received and pledged, which is contractually permitted to be offset upon an event of default, however is disallowed for offsetting under U.S. GAAP.

As of March 31, 2013
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$2,238	$1,779	$655	$(196)	$346	$113

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,918)	$(1,569)	$(335)	$(14)	$(339)	$(10)

As of December 31, 2012
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$2,732	$2,238	$581	$(87)	$490	$4

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,113)	$(1,759)	$38	$(392)	$(300)	$(54)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets.

[4]	Excludes exchange-traded futures which are settled daily.

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
The following tables presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Interest rate swaps	$(42)	$(28)	$—	$—
Foreign currency swaps	1	(3)	—	—
Total	$(41)	$(31)	$—	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
	Location	2013	2012
Interest rate swaps	Net realized capital gain/(loss)	$64	$4
Interest rate swaps	Net investment income	14	25
Foreign currency swaps	Net realized capital gain/(loss)	(3)	2
Total		$75	$31
As of March 31, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $53. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows.
During the three months ended March 31, 2013 and March 31, 2012, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended March 31,
	2013		2012
	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$6	$(8)	$10	$11
Foreign currency swaps
Net realized capital gain/(loss)	(2)	2	9	14
Benefits, losses and loss adjustment expenses	(1)	1	(3)	(8)
Total	$3	$(5)	$16	$17

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
Derivatives Used in Non-Qualifying Strategies

Gain or (Loss) Recognized within Net Realized Capital Gains and Losses
	Three Months Ended March 31,
	2013	2012
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$10	$1
Foreign exchange contracts
Foreign currency swaps and forwards	—	(3)
Japan 3Win foreign currency swaps [1]	(130)	(181)
Japanese fixed annuity hedging instruments [2]	(101)	(128)
Credit contracts
Credit derivatives that purchase credit protection	(5)	(23)
Credit derivatives that assume credit risk	9	110
Equity contracts
Equity index swaps and options	(14)	(16)
Variable annuity hedge program
U.S. GMWB product derivatives	456	896
U.S. GMWB reinsurance contracts	(60)	(143)
U.S. GMWB hedging instruments	(349)	(568)
U.S. macro hedge program	(85)	(189)
International program product derivatives	9	14
International program hedging instruments	(113)	(1,004)
Other
GMAB, GMWB, and GMIB reinsurance contracts	337	610
Coinsurance and modified coinsurance reinsurance contracts	(396)	(915)
Total	$(432)	$(1,539)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $116 and $118 for the three months ended March 31, 2013 and 2012, respectively.

[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $151 and $157 for the three months ended March 31, 2013 and 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
For the three months ended March 31, 2013, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar. These losses were partially offset by gains due to a decrease in Japanese interest rates.

•
The net gain on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an improvement in global and domestic equity markets and a decrease in currency volatility.

•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates for more information on this transaction.

•	The net loss related to the Japanese fixed annuity hedging instruments and the Japan 3Win foreign currency swaps was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•	The net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of favorable policyholder behavior.

•	The net loss on U.S. macro hedge program was primarily due to an improvement in domestic equity markets, the passage of time, and lower equity volatility.
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

•
The net gain associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a depreciation of the Japanese yen in comparison to the euro and the U.S. dollar, and an increase in global and domestic equity markets.

•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information on this transaction.

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
 As of March 31, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,586	$14	3 years	Corporate Credit/ Foreign Gov.	A	$778	$(14)
Below investment grade risk exposure	101	—	1 year	Corporate Credit	B	101	(2)
Basket credit default swaps [4]
Investment grade risk exposure	2,013	12	2 years	Corporate Credit	BBB+	1,234	(6)
Below investment grade risk exposure	266	25	5 years	Corporate Credit	BB	—	—
Investment grade risk exposure	237	(10)	4 years	CMBS Credit	A	238	10
Below investment grade risk exposure	115	(24)	4 years	CMBS Credit	B	115	24
Embedded credit derivatives
Investment grade risk exposure	150	139	4 years	Corporate Credit	BBB	—	—
Total	$4,468	$156				$2,466	$12
 As of December 31, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,787	$8	3 years	Corporate Credit/ Foreign Gov.	A	$878	$(19)
Below investment grade risk exposure	114	(1)	1 year	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,074	11	2 years	Corporate Credit	BBB+	1,326	(6)
Investment grade risk exposure	237	(12)	4 years	CMBS Credit	A	238	12
Below investment grade risk exposure	115	(27)	4 years	CMBS Credit	B+	115	27
Embedded credit derivatives
Investment grade risk exposure	325	296	4 years	Corporate Credit	BBB-	—	—
Total	$4,652	$275				$2,671	$11

[1]
 The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are written under master netting agreements which include credit support annexes ("CSAs") that provide for collateral postings at the legal entity and counterparty level in accordance with ratings and threshold levels. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]
Includes $2.6 billion and $2.4 billion as of March 31, 2013 and March 31, 2012, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Reinsurance
The Company cedes insurance to affiliated and unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company's procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. The Company entered into two reinsurance transactions in connection with the sales of its Retirement Plans and Individual Life businesses in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $231 and $71 for the three months ended March 31, 2013 and 2012, respectively. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.
The Company also maintains reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $7 and $26 for the three months ended March 31, 2013 and 2012, respectively, and accident and health premium of $42 and $43, respectively, to HLA.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”) has a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). Under this transaction, the Company ceded $12 and $18, for the three months ended March 31, 2013 and 2012, respectively. For further information regarding the WRR reinsurance agreement, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
As of March 31, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.2 billion and $8.7 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of March 31, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $8.8 billion and $6.2 billion, respectively, representing net reinsurance recoverables of approximately 5% and 29%, respectively, of the Company's consolidated stockholder's equity. As of March 31, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
Fee income, earned premiums and other are comprised of the following:

	Three Months Ended March 31,
	2013	2012
Gross fee income, earned premiums and other	$804	$995
Reinsurance assumed	3	1
Reinsurance ceded	(409)	(174)
Fee income, earned premiums and other	$398	$822

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$3,072	$3,448
Deferred costs	2	96
Amortization — DAC	(43)	(109)
Amortization — Unlock benefit (charge), pre-tax	(1)	38
Amortization — DAC from discontinued operations	—	(9)
Amortization — DAC related to business dispositions [1] [2]	(2,229)	—
Adjustments to unrealized gains and losses on securities available-for-sale and other	(3)	(18)
Balance, end of period	$798	$3,446

[1]
Includes accelerated amortization of $352 and $2,374 in the three months ended March 31, 2013 recognized upon the sale of the Retirement Plans and Individual Life businesses. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

[2]
Includes previously unrealized gains on securities AFS of $148 and $349 recognized in the three months ended March 31, 2013 upon the sale of the Retirement Plans and Individual Life businesses, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$944	$363
Incurred	45	68
Paid	(52)	—
Unlock	(52)	—
Impact of Reinsurance Transaction	—	1,143
Currency Translation Adjustment	(2)	—
Liability balance as of March 31, 2013	$883	$1,574
Reinsurance recoverable asset, as of January 1, 2013	$608	$21
Incurred	27	68
Paid	(28)	—
Unlock	(28)	—
Impact of Reinsurance Transaction	—	1,485
Reinsurance recoverable asset, as of March 31, 2013	$579	$1,574

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,158	$228
Incurred	61	24
Paid	(71)	—
Unlock	(123)	11
Currency Translation Adjustment	—	—
Liability balance as of March 31, 2012	$1,025	$263
Reinsurance recoverable asset, as of January 1, 2012	$724	$22
Incurred	35	(3)
Paid	(33)	—
Unlock	(72)	—
Reinsurance recoverable asset, as of March 31, 2012	$654	$19

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table presents details concerning GMDB and GMIB exposure as of March 31, 2013:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$19,993	$3,448	$214	69
With 5% rollup [2]	1,597	318	21	69
With Earnings Protection Benefit Rider (“EPB”) [3]	5,067	576	18	66
With 5% rollup & EPB	578	118	5	69
Total MAV	27,235	4,460	258
Asset Protection Benefit (APB) [4]	20,089	605	119	67
Lifetime Income Benefit (LIB) – Death Benefit [5]	1,064	17	4	65
Reset [6] (5-7 years)	3,203	104	51	69
Return of Premium [7] /Other	21,912	179	37	66
Subtotal U.S. GMDB	73,503	$5,365	$469	68
Less: General Account Value with U.S. GMBD	7,245
Subtotal Separate Account Liabilities with GMDB	66,258
Separate Account Liabilities without U.S. GMDB	78,881
Total Separate Account Liabilities	$145,139
Japan GMDB [10], [11]	$15,737	$1,290	$—	68
Japan GMIB [10], [11]	$15,532	$1,093	$—	68

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $16.1 billion and $17.8 billion as of March 31, 2013 and December 31, 2012, respectively. The GRB related to the Japan GMAB and GMWB was $420 and $470 as of March 31, 2013 and December 31, 2012, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of March 31, 2013, 100% of RNAR is reinsured to an affiliate. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial statements.

[11]
Policies with a guaranteed living benefit (a GMWB in the US or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

See Note 3 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements for a description of the Company’s guaranteed living benefits that are accounted for at fair value.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	March 31, 2013	December 31, 2012
Equity securities (including mutual funds)	$59,493	$58,208
Cash and cash equivalents	6,765	6,940
Total	$66,258	$65,148
As of March 31, 2013 and March 31, 2012, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities through these funds.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Sales Inducements
Changes in sales inducement activity are as follows:

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$118	$186
Sales inducements deferred	—	1
Amortization — Unlock	(1)	1
Amortization charged to income	(1)	(6)
Amortization related to business dispositions [1]	(71)	—
Balance, end of period	$45	$182

[1]
Includes $22 and $49, respectively related to sale of the Company's Retirement Plans and Individual Life businesses in the first quarter of 2013. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

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
The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments and Contingencies (continued)
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2013, is $424. Of this $424 the legal entities have posted collateral of $440 in the normal course of business. In addition, the Company has posted collateral of $46 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $11 to be posted as collateral. Based on derivative market values as of March 31, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $15 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On February 5, 2013 Moody's lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to Baa2. Given this downgrade action, termination rating triggers of seven derivative counterparty relationships were impacted. The Company has re-negotiated the rating triggers with six counterparties, and is in the process of re-negotiating with the remaining counterparty which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company. As of March 31, 2013 the notional amount and fair value related to this counterparty is $2.1 billion and $5, respectively, for which the counterparty would owe the Company $5. This counterparty has the right to terminate the relationship and the Company would have to settle the outstanding derivatives prior to termination. Included in one of the six counterparties that the Company has renegotiated ratings triggers with is a customized GMWB derivative for which the Company has posted an additional collateral payment of $46 to prevent its termination following the downgrade action.
10. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated the following compensation expense and income tax benefit.

	Three Months Ended March 31,

	2013	2012
Stock-based compensation plans (benefit)/expense	$2	$13
Income tax (benefit)/expense	(1)	(5)
Total stock-based compensation plans (benefit)/expense, net of tax	$1	$8
The Company did not capitalize any cost of stock-based compensation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of March 31, 2013 and December 31, 2012, the Company had $53 of reserves for claim annuities purchased by affiliated entities. For the three months ended March 31, 2013 and 2012 the Company recorded earned premiums of $3 and $12, respectively, for these intercompany claim annuities. In 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
Investment advisory agreements between the Company's Mutual Funds subsidiaries and HL Investment Advisors, LLC, an indirect subsidiary of the Company, were terminated effective December 31, 2012 in connection with HLA's reorganization of its Mutual Funds business. The Company no longer has any significant continuing involvement in HLI's Mutual Funds business.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of March 31, 2013 and March 31, 2012, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK subsequently reinsured in-force and prospective MVA annuities to the Company effective September 1, 2004. As of March 31, 2013 and December 31, 2012, $1.8 billion and $2.1 billion, respectively, of the account value had been assumed by the Company.
HLAI assumed GMDB on covered contracts that have an associated GMIB rider in force on or after July 31, 2006 and GMIB riders issued on or after April 1, 2005. HLAI assumed certain in-force and prospective GMAB, GMIB and GMDB riders issued on or after February 5, 2007 by HLIKK. HLAI assumed certain in-force and prospective GMIB and GMDB riders issued on or after February 1, 2008 by HLIKK. HLAI assumed certain in-force and prospective GMDB riders issued on or after April 1, 2005 by HLIKK.
The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserve which is not reported at fair value. The liability for the assumed GMDB reinsurance was $7 and $22 and the net amount at risk for the assumed GMDB reinsurance was $1.3 billion and $2.7 billion at March 31, 2013 and December 31, 2012, respectively.
While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $1.4 billion and $1.8 billion at March 31, 2013 and December 31, 2012, respectively.
HLAI has s reinsurance agreement with Hartford Life Limited Ireland, (“HLL”), a wholly owned UK subsidiary of HLAI. HLAI assumes 100% of the risks associated with GMDB and GMWB written by and in-force with HLL as of November 1, 2010. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $4 and the net amount at risk for the assumed GMDB reinsurance was $28 and $42 at March 31, 2013 and December 31, 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Transactions with Affiliates (continued)
While the form of the agreements between HLAI and HLIKK and HLAI and HLL for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability was $1 and $0 at March 31, 2013 and December 31, 2012, respectively.
Reinsurance Ceded to Affiliates
HLAI has a modified coinsurance (“modco”) and coinsurance with funds withheld reinsurance agreement with WRR. HLAI cedes to WRR variable annuity contracts, associated riders, and payout annuities written by HLAI; annuity contracts and associated riders assumed by HLAI under unaffiliated reinsurance agreements; GMAB, GMIB riders and GMDB risks assumed by HLAI from HLIKK; and, as of November 1, 2010, GMDB and GMWB riders assumed by HLAI from HLL.
Under modco, the assets and the liabilities, and under coinsurance with funds withheld, the assets, associated with the reinsured business will remain on the consolidated balance sheet of the Company in segregated portfolios, and WRR will receive the economic risks and rewards related to the reinsured business through modco and funds withheld adjustments. These adjustments are recorded as an adjustment to the Company's operating expenses.
The impact of this transaction on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,

	2013	2012
Earned premiums	$(12)	$(18)
Net realized gains (losses) [1]	(517)	(1,094)
Total revenues	(529)	(1,112)
Benefits, losses and loss adjustment expenses	(8)	(15)
Insurance operating costs and other expenses	(422)	(1,263)
Total expenses	(430)	(1,278)
Income (loss) before income taxes	(99)	166
Income tax expense (benefit)	$(35)	$58
Net income (loss)	(64)	108
[1] Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Condensed Consolidated Balance Sheets include a modco reinsurance (payable)/recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $1.1 billion, $355, $0.4 billion, respectively at March 31, 2013 and $1.3 billion, $527, $0.9 billion, respectively at December 31, 2012.

Champlain Life Reinsurance Company
Effective November 1, 2007, HLAI entered into a modco and coinsurance with funds withheld agreement with Champlain Life Reinsurance Company ("Champlain Life"), an affiliate captive insurance company, to provide statutory surplus relief for certain life insurance policies. The agreement was accounted for as a financing transaction in accordance with U.S. GAAP. Simultaneous with the sale of the Individual Life business to Prudential, HLAI recaptured the business assumed by Champlain Life. As a result, on January 2, 2013, HLAI was relieved of its funds withheld obligation to Champlain Life of $691; HLAI paid a recapture fee of 347 to Champlain Life; and, HLAI recognized a pre-tax gain of $344 ($224 after-tax). HLAI simultaneously ceded the recaptured reserves to Prudential and recognized the gain on recapture as part of the reinsurance loss on disposition.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Restructuring and Other Costs
As a result of a strategic business realignment announced in March 2012, The Hartford is currently focusing on its Property & Casualty, Group Benefits and Mutual Funds businesses. In addition, The Hartford implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Hartford intends to substantially complete the related restructuring activities over the next 12-18 months. For further discussion of The Hartford's strategic business realignment and related business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through March 31, 2013. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to March 31, 2013, and asset impairment charges, if any, will be expensed as appropriate.
The Company's estimated restructuring and other costs are expected to approximate $139, pre-tax. Restructuring costs and other costs of approximately $120, pre-tax have been incurred by the Company to date in connection with these activities.
As The Hartford executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Restructuring and other costs, pre-tax incurred by the Company in connection with these activities are as follows:

	Three Months Ended March 31,
	2013	2012
Severance benefits and related costs	$6	$—
Professional fees	4	—
Asset impairment charges	—	—
Total restructuring and other costs	$10	$—
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Consolidated Balance Sheets are as follows:

	Three Months Ended March 31, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$31	$—	$—	$31
Accruals/provisions	6	4	—	10
Payments/write-offs	(10)	(2)	—	(12)
Balance, end of period	$27	$2	$—	$29

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Discontinued Operations
The following table presents amounts related to the operations of the Company's Mutual Funds business which is being reported as discontinued operations in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31,
2012
Revenues
Fee income	$133
Total revenues	133
Benefits, losses and expenses
Insurance operating costs and other expenses	93
Amortization of deferred policy acquisition costs and present value of future profits	9
Total benefits, losses and expenses	102
Income before income taxes	31
Income tax expense	11
Income from discontinued operations, net of tax	$20

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Changes In and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI by component consist of the following:
Three months ended March 31, 2013

	Net Unrealized Gain on Securities [1]	Net Gain (Loss) on Cash-Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Total AOCI [1]
Beginning balance	$1,752	$258	$(23)	$1,987
OCI before reclassifications	214	(27)	(41)	146
Amounts reclassified from AOCI	(1,006)	(49)	—	(1,055)
Net OCI	(792)	(76)	(41)	(909)
Ending balance	$960	$182	$(64)	$1,078
[1]    All amounts are net of tax and DAC.
Reclassifications from AOCI consist of the following:
Three months ended March 31, 2013

AOCI	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$1,548	Net realized capital gains (losses)
	1,548	Total before tax
	542	Income tax expense
	$1,006	Net income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps [2]	$64	Net realized capital gains (losses)
Interest rate swaps	14	Net investment income
Foreign currency swaps	(3)	Net realized capital gains (losses)
	75	Total before tax
	26	Income tax expense
	$49	Net income
Total amounts reclassified from AOCI	$1,055	Net income
[1]    Includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.
[2]    Includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of March 31, 2013, and its results of operations for the three months ended March 31, 2013 compared to the equivalent 2012 period. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2012 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended March 31,

	2013	2012	Change
Fee income and other	$361	$779	(54%)
Earned premiums	37	43	(14%)
Net investment income:
Securities available-for-sale and other	432	645	(33%)
Equity securities, trading [1]	138	107	29%
Total net investment income	570	752	(24%)
Net realized capital gains (losses) [2]	1,434	(1,232)	NM
Total revenues	2,402	342	NM
Benefits, losses and loss adjustment expenses	457	701	(35%)
Benefits, losses and loss adjustment expenses – returns credited on international unit – linked bonds and pension products [1]	138	105	31%
Amortization of deferred policy acquisition costs and present value of future profits	44	71	(38%)
Insurance operating costs and other expenses	(265)	(864)	69%
Reinsurance loss on dispositions	1,492	—	NM
Dividends to policyholders	5	5	—%
Total benefits, losses and expenses	1,871	18	NM
Income from continuing operations before income taxes	531	324	64%
Income tax expense	145	56	159%
Income from continuing operations, net of tax	386	268	44%
Income from discontinued operations, net of tax	—	20	(100%)
Net income	386	288	34%
Net income (loss) attributable to noncontrolling interest	6	(1)	NM
Net income attributable to Hartford Life Insurance Company	$380	$289	31%

[1]
Net investment income includes investment income and mark-to-market effects of equity securities, trading, supporting international unit – linked bonds and pension products business, which are classified in net investment income with corresponding amounts credited to policyholders.

[2]	Includes net realized capital gains (losses) on business dispositions of $1,560 for the three months ended March 31, 2013.
Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Net income increased for the three months ended March 31, 2013 primarily due to decreased realized capital losses offset , offset by losses from the affiliate modco reinsurance agreement and a decrease in net investment income driven by a decline in invested assets transferred in connection with the sale of the Individual Life and Retirement Plan businesses. For further information, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The affiliate modco reinsurance agreement decreased earnings by $172 for the three months ended March 31, 2013 as compared to 2012 for modco net losses of $64 for the three months ended March 31, 2013. The most significant fluctuations of the modco agreement were within net realized capital gains (losses) and insurance operating costs and other expenses, which are primarily due to changes in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Net realized capital gains (losses), excluding the impacts of the affiliate modco reinsurance agreement and the net realized gains on business disposition, increased by $529 for the three months ended March 31, 2013 as compared to the prior year periods to net realized capital gains of $391 for the three months ended March 31, 2013. For further discussion of net realized capital gains (losses), see MD&A - Net Realized Capital Gains (Losses).
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to the separate account dividends received deduction (“DRD”). The 2012 effective tax rate also includes a deferred tax asset valuation allowance decrease. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

Investment Results
Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2013	2012
Gross gains on sales	$1,615	$162
Gross losses on sales	(54)	(65)
Net OTTI losses recognized in earnings	(13)	(20)
Valuation allowances on mortgage loans	1	—
Japanese fixed annuity contract hedges, net [1]	3	(20)
Periodic net coupon settlements on credit derivatives/Japan	(3)	(5)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	47	185
U.S. macro hedge program	(85)	(189)
Total U.S. program	(38)	(4)
International Program	(104)	(990)
Total results of variable annuity hedge program	(142)	(994)
GMIB/GMAB/GMWB reinsurance	337	610
Coinsurance and modified coinsurance reinsurance contracts	(398)	(915)
Other, net [2]	88	15
Net realized capital gains (losses)	$1,434	$(1,232)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[2]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, gains and losses on non-qualifying derivatives and Japan 3Win related foreign currency swaps.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Gross gains and losses on sales

•
Gross gains and losses on sales for the three months ended March 31, 2013 were primarily due to the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion. The remaining gains and losses on sales were primarily due to the sales of investment grade corporate securities and mortgage backed securities. The sales were primarily as a result of normal portfolio management and to increase exposures to select financials where we see relative value and to add a modest amount of emerging market securities that provide attractive risk-adjusted returns.

•
Gross gains and losses on sales for the three months ended March 31, 2012 were predominately from investment grade corporate securities and U.S. treasuries due to tactical repositioning of the portfolio.

Variable annuity hedge program
•      For the three months ended March 31, 2013, the gain on U.S. GMWB related derivatives, net, was primarily due to gains of $46 on on favorable policyholder behavior.

•
For the three months ended March 31, 2013, the loss on the U.S. macro hedge program was primarily due to losses of $56 related to an improvement in domestic equity markets, losses of $15 related to the passage of time, and losses of $15 due to lower equity volatility.

•
For the three months ended March 31, 2013, the loss associated with the international program was primarily driven by losses due to an improvement in global equity markets, and depreciation of the Japanese yen. These losses were partially offset by gains due to a decrease in Japanese interest rates.

• The gain on U.S. GMWB related derivatives, net, for the three months ended March 31, 2012 was primarily due to lower equity and interest rate volatility of $107, favorable policyholder behavior which resulted in a gain of $57, and a general increase in long-term interest rates of $37. The loss on U.S. macro hedge program for the three months ended March 31, 2012 was primarily driven by an increase in the domestic equity market and lower equity market volatility. The loss associated with the international program for the three months ended March 31, 2012 was primarily driven by depreciation of the Japanese yen in relation to the euro and the U.S. dollar, and an improvement in global and domestic equity markets.
Other, net

•
Other, net gain for the three months ended March 31, 2013, was primarily due to gains of $71 on interest derivatives largely associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2. Additional gains of $30 were related to transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar.

•
Other, net gain for the three months ended March 31, 2012 was primarily due to gains of $99 on credit derivatives driven by credit spread tightening, partially offset by losses of (63) related to Japan 3Win foreign currency swaps primarily driven by strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2012 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for March 31, 2013 results.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of the DAC asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). For additional information on DAC, see Note 2 and Note 6 of Notes to Condensed Consolidated Financial Statements . For additional information on SIA, see Note 8 of Notes to Condensed Consolidated Financial Statements. Unearned revenue reserves associated with the Retirement Plans and Individual Life businesses are no longer included in EGP based balances due to the sales of these business in January 2013. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. Universal life ("UL") secondary guarantee benefits associated with the Retirement Plans and Individual Life businesses are no longer considered EGP based balances as the sales of these businesses were structured as reinsurance transactions. For additional information on death and other insurance benefit feature reserves, see Note 7 of Notes to Condensed Consolidated Financial Statements
Unlocks
The benefit to net income (loss) by asset and liability as a result of the Unlock is as follows:

	Three Months Ended March 31,
	2013	2012
DAC	$(1)	$38
SIA	$(1)	$1
Death and Other Insurance Benefit Reserves	$18	$32
Total (pre-tax)	$16	$71
Income tax effect	$6	$25
Total (after-tax)	$10	$46
The Unlock benefit, after-tax for the three months ended March 31, 2013 and 2012 was primarily due to actual separate account returns being above our aggregated estimated returns.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of March 31, 2013, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 21%, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. On April 29, 2013 HLIC issued a Revolving Note (the "Note") in the principal amount of $100 to HLA under the intercompany liquidity agreement. The Note bears interest at 0.92% and matures on April 29, 2014.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2013, is $424. Of this $424 the legal entities have posted collateral of $440 in the normal course of business. In addition, the Company has posted collateral of $46 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $11 to be posted as collateral. Based on derivative market values as of March 31, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $15 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
As March 31, 2013, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $4.9 billion and $30, respectively, or (2) both BBB+ and Baa1 was $13.9 billion and $176, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $3.9 billion and a fair value of $102.
On February 5, 2013 Moody's lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to Baa2. Given this downgrade action, termination rating triggers of seven derivative counterparty relationships were impacted. The Company has renegotiated the rating triggers with six counterparties, and is in the process of re-negotiating with the remaining counterparty which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company. As of March 31, 2013 the notional amount and fair value related to this counterparty is $2.1 billion and $5, respectively, for which the counterparty would owe the Company $5. This counterparty has the right to terminate the relationship and the Company would have to settle the outstanding derivatives prior to termination. Included in one of the six counterparties that the Company has renegotiated ratings triggers with is a customized GMWB derivative for which the Company has posted an additional collateral payment of $46 to prevent its termination following the downgrade action.

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
The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the first quarter of 2013, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.
As of March 31, 2013, the Company’s cash and short-term investments of $2.3 billion, included $382 of collateral received from, and held on behalf of, derivative counterparties and $98 of collateral pledged to derivative counterparties. The Company also held $2.3 billion of treasury securities, of which $323 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $44 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of March 31, 2013:

Fixed maturities	$34,093
Short-term investments	1,398
Cash	920
Less: Derivative collateral	803
Total	$35,608
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
The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of March 31, 2013, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of March 31, 2013
Total Contractholder obligations	$199,366
Less: Separate account assets [1]	145,139
General account contractholder obligations	$52,465
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$18,460
Fixed MVA annuities [3]	8,786
International fixed MVA annuities	1,843
Guaranteed investment contracts (“GIC”) [4]	112
Other [5]	23,264
General account contractholder obligations	$52,465

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuity individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. See Note 2 - Business Dispositions of Notes to the Condensed Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2012 Form 10-K Annual Report.

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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $82 in dividends in 2013 without prior approval from the applicable insurance commissioner. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $515 in 2013. However, because the Company’s earned statutory surplus was negative as of December 31, 2012, the Company is not permitted to pay any dividends to its parent in 2013 without prior approval from the Connecticut Insurance Commissioner until such time as earned surplus becomes positive. On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department to receive a $1.1 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries, and to pay a $1.2 billion extraordinary dividend to its parent company. These dividends were received and paid on February 22, 2013.
Cash Flows

	Three Months Ended March 31,

	2013	2012
Net cash provided by operating activities	$309	$1,096
Net cash provided by (used for) investing activities	$1,424	$(1,267)
Net cash used for financing activities	$(2,154)	$(214)
Cash – end of period	$920	$798
Net cash provided by operating activities decreased due to settlements of a modified coinsurance agreement, a decrease in income taxes received of $4 in 2013, as compared to $307 in 2012.
Net cash provided by investing activities in 2013 primarily relates to net net proceeds of available-for-sale securities of $1.7 billion, net proceeds from businesses sold of $460, and net proceeds from mortgage loans of $76, partially offset by net payments on derivatives of $742. Net cash used for investing activities in 2012 primarily relates to net payments on derivatives of $1.7 billion and net purchases of mortgage loans of $427, partially offset by net proceeds from available-for-sale securities of $1.0 billion.
Net cash used for financing activities in 2013 relates to net capital contributions of $1.2 billion, fee repayment to recapture affiliate reinsurance of $347, decrease in securities loaned or sold of $274, and net outflows on investment and universal life-type contracts of $293. Net cash used for financing activities in 2012 relates to net outflows on investment and universal life-type contracts of $210 and repayments of consumer notes of $4.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 25, 2013:

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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $5.9 billion as of March 31, 2013 and $5.0 billion as of December 31, 2012, respectively. The statutory surplus amount as of December 31, 2012 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2013, is an estimate, as the first quarter 2013 statutory filings have not yet been made.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company’s 2012 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's of the Company’s 2012 Form 10-K Annual Report is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2013.
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
The Company is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.

Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity. For instance, the steps taken by the federal government to avoid automatic tax increases and spending cuts that would have gone into effect on January 1, 2013 will result in higher tax rates, including for many small business owners who are already preparing for increased costs associated with healthcare reform. This may cause small businesses to hire fewer workers and decrease investment in their businesses, including purchasing vehicles, property and equipment, which could adversely affect our business, financial condition, results of operations and liquidity. Conversely, if income tax rates decline it could adversely affect the Company's ability to realize the benefits of its deferred tax assets. Many of the products that the Company previously sold benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company previously sold individual life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders' beneficiaries. We also sold annuity contracts that allowed policyholders to defer the recognition of taxable income earned within the contract. The Company also benefits from certain tax items, including but not limited to, tax-exempt bond interest, dividends received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.

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

Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. For example, the Obama Administration proposed federal budget released in April 2013 entitled Fiscal Year 2014, Budget of the U.S. Government included among many other proposals, a proposal which, if enacted, would adversely affect the amount of the dividends received deduction the Company currently enjoys. If this proposal were enacted, the Company's actual tax expense could increase, reducing earnings. Although the specific form of any related legislation is uncertain, any such legislation could include provisions that lessen or eliminate some or all of the tax advantages currently benefiting the Company, its investments and investment strategies, and/or its policyholders or not provide for grandfathering the current tax treatment of existing life and annuity products. This could occur in the context of deficit reduction or other tax reform. The effects of any such changes could have a material adverse effect on our profitability and financial condition, and could result in lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.

Item 6. EXHIBITS

See Exhibits Index on page	68

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
May 2, 2013

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013
EXHIBITS INDEX

Exhibit No.

3.01	Amended By-Laws of Hartford Life Insurance Company, effective March 15, 2013.**
12.01	Computation of Ratio of Earnings to Fixed Charges **

15.01	Deloitte & Touche LLP Letter of Awareness **

31.01	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.02	Certification of Peter F. Sannizzaro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.01	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.02	Certification of Peter F. Sannizzaro pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**Filed with the Securities and Exchange Commission as an Exhibit to this report.