Form 10-Q
period 2013-06-30
HARTFORD LIFE INSURANCE CO
filed 2013-07-29
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of July 29, 2013, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2012 Form 10-K Annual Report and Part II, Item IA, Risk Factors in The Hartford's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. These important risks and uncertainties include:

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

•
the risks, challenges and uncertainties associated with the Company's capital management plan and the Company's strategic realignment to focus on the Company's property and casualty, group benefits and mutual fund businesses, place the Individual Annuity business into run-off and the sales of the Individual Life, Woodbury Financial Services, Retirement Plans and the U.K. variable annuity businesses;

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

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which, among other effects, vests a Financial Services Oversight Council with the power to designate “systemically important” institutions, requires central clearing of, and/or imposes new margin and capital requirements on, derivatives transactions, and created a new “Federal Insurance Office” within the U.S. Department of the Treasury (“Treasury”);

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
Simsbury, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2013 and 2012, and changes in stockholder's equity, and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 29, 2013

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2013	2012	2013	2012
	(Unaudited)
Revenues
Fee income and other	$357	$752	$710	$1,521
Earned premiums	41	27	80	73
Net investment income:
Securities available-for-sale and other	435	657	867	1,299
Equity securities, trading	1	(1)	1	1
Total net investment income	436	656	868	1,300
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(7)	(52)	(24)	(78)
OTTI losses recognized in other comprehensive income	4	8	8	14
Net OTTI losses recognized in earnings	(3)	(44)	(16)	(64)
Net realized capital gains on business dispositions	1	—	1,561	—
Other net realized capital gains (losses)	(603)	719	(707)	(522)
Total net realized capital gains (losses)	(605)	675	838	(586)
Total revenues	229	2,110	2,496	2,308
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	413	734	869	1,434
Amortization of deferred policy acquisition costs and present value of future profits	27	82	71	153
Insurance operating costs and other expenses	(171)	1,192	(414)	356
Reinsurance loss on dispositions	(1)	—	1,491	—
Dividends to policyholders	3	6	8	11
Total benefits, losses and expenses	271	2,014	2,025	1,954
Income (loss) from continuing operations before income taxes	(42)	96	471	354
Income tax expense (benefit)	(53)	3	93	59
Income from continuing operations, net of tax	11	93	378	295
Income (loss) from discontinued operations, net of tax	(46)	(6)	(27)	80
Net income (loss)	(35)	87	351	375
Net income (loss) attributable to noncontrolling interest	—	—	6	(1)
Net income (loss) attributable to Hartford Life Insurance Company	$(35)	$87	$345	$376
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2013	2012	2013	2012
	(Unaudited)
Comprehensive Income (Loss)
Net income	$(35)	$87	$351	$375
Other comprehensive income (loss):
Change in net unrealized gain/loss on securities	(497)	477	(1,289)	544
Change in net gain/loss on cash-flow hedging instruments	(61)	38	(137)	(2)
Change in foreign currency translation adjustments	—	(8)	(41)	6
Total other comprehensive income	(558)	507	(1,467)	548
Total comprehensive income (loss)	(593)	594	(1,116)	923
Less: comprehensive income (loss) attributable to noncontrolling interest	—	—	6	(1)
Total comprehensive income (loss) attributable to Hartford Life Insurance Company	$(593)	$594	$(1,122)	$924
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $29,627 and $45,753) (includes variable interest entity assets, at fair value, of $49 and $89)	$30,655	$49,404
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $125 and $132)	952	1,010
Equity securities, trading, at fair value (cost of $10 and $1,614)	11	1,847
Equity securities, available-for-sale, at fair value (cost of $386 and $408) (includes variable interest entity assets of $1 as of June 30, 2013)	384	400
Mortgage loans (net of allowance for loan losses of $12 and $14)	3,620	4,935
Policy loans, at outstanding balance	1,408	1,951
Limited partnerships, and other alternative investments (includes variable interest entity assets of $4 and $6)	1,356	1,372
Other investments	303	582
Short-term investments (includes variable interest entity assets of $6 as of June 30, 2013)	1,920	2,354
Total investments	40,609	63,855
Cash	645	1,342
Premiums receivable and agents’ balances	44	58
Reinsurance recoverable	19,823	2,893
Deferred policy acquisition costs and present value of future profits	830	3,072
Deferred income taxes, net	2,181	1,557
Goodwill	—	250
Other assets	1,197	1,306
Assets held for sale	1,941	—
Separate account assets	147,975	141,558
Total assets	$215,245	$215,891
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$12,889	$11,916
Other policyholder funds and benefits payable	38,614	40,501
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	—	1,837
Consumer notes	110	161
Other liabilities (including variable interest entity liabilities of $73 and $111)	5,930	9,535
Liabilities held for sale	1,662	—
Separate account liabilities	147,975	141,558
Total liabilities	207,180	205,508
Commitments and Contingencies (Note 9)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	6,959	8,155
Accumulated other comprehensive income, net of tax	520	1,987
Retained earnings (accumulated deficit)	580	235
Total stockholder’s equity	8,065	10,383
Total liabilities and stockholder’s equity	$215,245	$215,891

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Stockholder’s Equity
	(Unaudited)
Six Months Ended June 30, 2013
Balance, beginning of period	$6	$8,155	$1,987	$235	$—	$10,383
Capital contributions (to) from parent [1]	—	(1,196)	—	—	—	(1,196)
Dividends declared	—	—	—	—	—	—
Net income (loss)	—	—	—	345	6	351
Change in non-controlling interest ownership	—	—	—	—	(6)	(6)
Total other comprehensive income	—	—	(1,467)	—	—	(1,467)
Balance, end of period	$6	$6,959	$520	$580	$—	$8,065
Six Months Ended June 30, 2012
Balance, beginning of period	$6	$8,271	$953	$(319)	$—	$8,911
Capital contributions (to) from parent	—	4	—	—	—	4
Dividends declared	—	—	—	—	—	—
Net income	—	—	—	376	(1)	375
Change in non-controlling interest ownership	—	—	—	—	1	1
Total other comprehensive income		—	548	—	—	548
Balance, end of period	$6	$8,275	$1,501	$57	$—	$9,839

[1]
On February 5, 2013, the Company received approval from the State of Connecticut Insurance Department to pay a $1.2 billion extraordinary dividend to its parent company; which was distributed on February 22, 2013 and recorded as a return of capital.

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2013	2012
	(Unaudited)
Operating Activities
Net income	$351	$375
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	71	171
Additions to deferred policy acquisition costs and present value of future profits	(5)	(178)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	10	29
Reinsurance recoverables	(214)	(18)
Receivables and other assets	(375)	30
Payables and accruals	(517)	(282)
Accrued and deferred income taxes	396	336
Net realized capital (gains) losses	(838)	538
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	(172)	(68)
Net decrease in equity securities, trading	171	65
Reinsurance loss on dispositions	1,491	—
Depreciation and amortization	33	94
Other, net	(9)	(218)
Net cash provided by operating activities	393	874
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	9,085	15,386
Fixed maturities, fair value option	49	153
Equity securities, available-for-sale	55	64
Mortgage loans	185	61
Partnerships	69	47
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(6,499)	(15,256)
Fixed maturities, fair value option	(95)	—
Equity securities, available-for-sale	(57)	(26)
Mortgage loans	(145)	(939)
Partnerships	(43)	(343)
Proceeds from business sold (excluding $485 of non-cash proceeds)	460	—
Derivatives, net	(1,132)	(656)
Change in policy loans, net	(2)	44
Change in all other, net	(36)	(3)
Net cash provided by (used for) investing activities	1,894	(1,468)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	4,203	6,031
Withdrawals and other deductions from investment and universal life-type contracts	(12,940)	(11,979)
Net transfers from separate accounts related to investment and universal life-type contracts	8,065	5,059
Net (decrease) increase in securities loaned or sold under agreements to repurchase	(609)	1,560
Capital contributions	(1,200)	—
Fee to recapture affiliate reinsurance	(347)	—
Net repayments at maturity or settlement of consumer notes	(51)	(60)
Net cash (used for) provided by financing activities	(2,879)	611
Transfer of cash to held for sale	(103)	—
Foreign exchange rate effect on cash	(2)	—
Net (decrease) increase in cash	(697)	17
Cash — beginning of period	1,342	1,183
Cash — end of period	$645	$1,200
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(119)	$(265)
Noncash capital contributions received	4	4

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
On January 1, 2013, HLI completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 HLI completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. ("Prudential"). For further discussion of these and other such transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
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
The accompanying Condensed Consolidated Financial Statements and Notes as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K Annual Report.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax expense at the U.S. federal statutory rate	$(15)	$34	$165	$124
Dividends-received deduction	(31)	(29)	(63)	(61)
Foreign related investments	—	(3)	(5)	(6)
Valuation allowance	—	—	—	—
Other	(7)	1	(4)	2
Income tax expense (benefit)	$(53)	$3	$93	$59
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
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $0 as of June 30, 2013 and $53 as of December 31, 2012, relating mostly to foreign net operating losses. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current year presentation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Hartford Life International Limited ("HLIL")
On June 27, 2013, The Hartford announced the signing of a definitive agreement to sell HLIL, an indirect wholly-owned subsidiary of the Company, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset will be its subsidiary, Hartford Life Limited ("HLL"), a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. As the sale transaction is expected to result in a loss upon disposition, the Company recognized an estimated after-tax loss of approximately $51 for the three and six months ended June 30, 2013 upon signing the agreement. The related loss accrual is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of June 30, 2013. The purchase price is based on HLIL's financial position as of March 31, 2013. Certain accounting results that occur after March 31, 2013 through the date of the closing of the transaction are passed to the buyer. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close by the end of 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations as further discussed in Note 13 - Discontinued Operations.
Sale of Retirement Plans
On January 1, 2013, HLI completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax gain of $45 for the six months ended June 30, 2013. The Company recognized $565 in reinsurance loss on disposition including a reduction in goodwill of $87, offset by $634 in realized capital gains for a $69 impact to income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
Upon closing the Company reinsured $9.2 billion of policyholder liabilities and $26.3 billion of separate account liabilities under an indemnity reinsurance arrangement. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Retirement Plans business. The Company also transferred invested assets with a carrying value of $9.3 billion, net of the ceding commission, to MassMutual and recognized other non-cash decreases in assets totaling $100 relating to deferred acquisition costs, deferred income taxes, goodwill, and other assets associated with the disposition. The Company will continue to sell retirement plans during a transition period of 18-24 months and MassMutual will assume all expenses and risk for these sales through the reinsurance agreement.
For the three and six months ended June 30, 2012, Retirement Plans total revenues were $188 and $399, respectively and net income was $(2) and $16, respectively.
Sale of Individual Life
On January 2, 2013 HLI completed the sale of its Individual Life insurance business to Prudential for consideration of $615, consisting primarily of a ceding commission, of which $590 is attributable to the Company. The business sold included variable universal life, universal life, and term life insurance.The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. In 2012, the Company recognized a reinsurance loss on business disposition of $61, pre-tax, which included a goodwill impairment of the same amount. See Notes 2 and 7 in the Company's 2012 Annual Report on Form 10-K for additional information. Upon closing the Company recognized an additional reinsurance loss on disposition of $927, including a reduction in goodwill of $163 offset by realized capital gains of $927 for a $0 impact on income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
Upon closing the Company reinsured $8.3 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability under the Individual Life business. The Company also transferred invested assets with a carrying value of $7.6 billion, exclusive of $1.4 billion assets supporting the modified coinsurance agreement, net of cash transferred in place of short-term investments, to Prudential and recognized other non-cash decreases in assets totaling $1.8 billion relating to deferred acquisition costs, deferred income taxes, goodwill and other assets, and other non-cash decreases in liabilities totaling $1.9 billion relating to other liabilities associated with the disposition. The Company will continue to sell life insurance products and riders during a transition period of 18-24 months and Prudential will assume all expenses and risk for these sales through the reinsurance agreement.
For the three and six months ended June 30, 2012, Individual Life total revenues were $348 and $677, respectively and net income was $30 and $42, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions (continued)
Composition of Invested Assets Transferred
The following table presents invested assets transferred by the Company in connection with the sale of the Retirement Plans and Individual Life businesses in January 2013.

Carrying Value
As of Closing
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

Purchase Agreement with Forethought Financial Group, Inc.
Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company ceased the sale of such annuity policies in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012 and the impact of this transaction was not material to the Company's results of operations, financial position or liquidity. On December 31, 2012, The Hartford completed the sale of its U.S. individual annuity new business capabilities to Forethought Financial Group.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $76 and $154, respectively, for the three and six months ended June 30, 2013, and $622 and $648 for the three and six months ended June 30, 2012, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,217	$—	$1,048	$169
CDOs	1,669	—	1,040	629
CMBS	2,689	—	2,204	485
Corporate	17,971	—	17,158	813
Foreign government/government agencies	1,137	—	1,093	44
Municipal	1,040	—	931	109
RMBS	2,788	—	1,817	971
U.S. Treasuries	2,144	78	2,066	—
Total fixed maturities	30,655	78	27,357	3,220
Fixed maturities, FVO	952	1	754	197
Equity securities, trading	11	11	—	—
Equity securities, AFS	384	200	122	62
Derivative assets
Credit derivatives	6	—	3	3
Equity derivatives	9	—	—	9
Foreign exchange derivatives	41	—	41	—
Interest rate derivatives	(33)	—	(33)	—
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	138	—	(10)	148
U.S. macro hedge program	137	—	1	136
International program hedging instruments	42	—	75	(33)
Other derivative contracts	(20)		—	(20)
Total derivative assets [1]	320	—	77	243
Short-term investments	1,918	233	1,685	—
Limited partnerships and other alternatives [2]	488	—	314	174
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	279	—	54	225
Separate account assets [3]	137,439	98,814	37,805	820
Assets held for sale	2,116	1,665	446	5
Total assets accounted for at fair value on a recurring basis	$174,562	$101,002	$68,614	$4,946
Percentage of level to total	100%	58%	39%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(1,676)	$—	$—	$(1,676)
Equity linked notes	(12)	—	—	(12)
Total other policyholder funds and benefits payable	(1,688)	—	—	(1,688)
Derivative liabilities
Credit derivatives	(4)	—	(4)	—
Equity derivatives	16	—	—	16
Foreign exchange derivatives	(301)	—	(301)	—
Interest rate derivatives	(337)	—	(286)	(51)
U.S. GMWB hedging instruments	118	—	(63)	181
U.S. macro hedge program	73	—	—	73
International program hedging instruments	(217)	—	(134)	(83)
Total derivative liabilities [4]	(652)	—	(788)	136
Consumer notes [5]	(1)	—	—	(1)
Liabilities held for sale	(28)	—	—	(28)
Total liabilities accounted for at fair value on a recurring basis	$(2,369)	$—	$(788)	$(1,581)

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

[1]
Includes over-the-counter("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. At June 30, 2013 and December 31, 2012, $27 and $92, respectively, was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see footnote 4 below.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at value.

[3]	As of June 30, 2013 and December 31, 2012, excludes approximately $10.5 billion and $3.1 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

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
There is also a Fair Value Working Group (“Working Group”) which includes the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes. The Working Group performs ongoing analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. As a part of this analysis, the Company considers trading volume, new issuance activity and other factors to determine whether the market activity is significantly different than normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly and approved by the Valuation Committee.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC and OTC-cleared derivatives that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2013 and December 31, 2012, 97% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company will assess impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others are classified as Level 2.
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
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets, as well as certain limited partnerships and other alternative investments and derivative instruments.

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

	As of June 30, 2013
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$485	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	60bps	3,302bps	749bps	Decrease
Corporate [3]	435	Discounted cash flows	Spread	180bps	4,653bps	412bps	Decrease
Municipal	109	Discounted cash flows	Spread	231bps	293bps	244bps	Decrease
RMBS	971	Discounted cash flows	Spread	56bps	1,981bps	287bps	Decrease
			Constant prepayment rate	0.0%	10.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	24.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease
	As of December 31, 2012
CMBS	$532	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320bps	3,615bps	1,013bps	Decrease
Corporate [3]	888	Discounted cash flows	Spread	145bps	900bps	333bps	Decrease
Municipal	169	Discounted cash flows	Spread	227bps	344bps	254bps	Decrease
RMBS	1,133	Discounted cash flows	Spread	54bps	1,689bps	379bps	Decrease
			Constant prepayment rate	0.0%	12.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	24.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Fair Value Measurements (continued)
Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of June 30, 2013
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(51)	Discounted cash flows	Swap curve beyond 30 years	3.4%	3.4%	Increase
U.S. GMWB hedging instruments
Equity options	180	Option model	Equity volatility	22%	34%	Increase
Customized swaps	149	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	209	Option model	Equity volatility	25%	33%	Increase
International hedging program
Equity options	(116)	Option model	Equity volatility	28%	34%	Increase
	As of December 31, 2012
Equity derivatives
Equity options	$45	Option model	Equity volatility	13%	24%	Increase
Interest rate derivative
Interest rate swaps	(57)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International hedging program
Equity options	44	Option model	Equity volatility	22%	33%	Increase
Long interest rate	(119)	Option model	Interest rate volatility	—%	1%	Increase

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, June 30, 2013, no significant adjustments were made by the Company to broker prices received.
As of June 30, 2013 and December 31, 2012, excluded from the tables above are limited partnerships and other alternative investments which total $174 and $150, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
Product Derivatives
The Company reinsures certain in-force variable annuity products with GMWB riders in the U.S., and GMWBs in the U.K. The Company has also assumed, through reinsurance from Hartford Life Insurance KK (“HLIKK”), a Japanese affiliate of the Company, guaranteed minimum income benefit (‘GMIB”), GMWB and guaranteed minimum accumulation benefit (“GMAB”) riders. The Company has subsequently ceded certain GMWB rider liabilities and the assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Condensed Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds.
In valuing the embedded derivative, at contract initiation the Company attributed to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract reported in fee income.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the three and six months ended June 30, 2013, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains/(losses) of $(33) and $215, respectively. For the three and six months ended June 30, 2012, the the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains/(losses) of $(81) and $206, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder behavior assumption updates for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012 the behavior risk margin was $60 and $77, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $0 and $2 for the three and six months ended June 30, 2013, respectively, and $(1) and $2 for the three and six months ended June 30, 2012.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ended June 30, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of March 31, 2013	$225	$565	$490	$1,096	$35	$132	$966	$3,509	$201
Total realized/unrealized gains (losses)
Included in net income [1], [2]	3	—	—	(2)	—	—	—	1	(5)
Included in OCI [3]	(7)	62	20	(15)	(4)	(10)	22	68	—
Purchases	2	25	13	27	14	—	19	100	3
Settlements	(1)	(14)	(31)	(5)	(1)	—	(36)	(88)	—
Sales	(49)	(9)	(9)	(42)	—	(13)	—	(122)	(3)
Transfers into Level 3 [4]	—	—	9	3	—	—	—	12	1
Transfers out of Level 3 [4]	(4)	—	(7)	(249)	—	—	—	(260)	—
Fair value as of June 30, 2013	$169	$629	$485	$813	$44	$109	$971	$3,220	$197
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$—	$—	$—	$(3)	$—	$—	$—	$(3)	$(6)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other derivative contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2013	$55	$6	$27	$(53)	$329	$243	$(145)	$—	$407
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(2)	(2)	2	—	(36)	(40)	—	(78)
Included in OCI [3]	—	—	—	—	—	—	—	—	—
Purchases	7	—	—	—	—	2	(5)	—	(3)
Settlements	—	(1)	—	—	—	—	18	—	17
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	—	—	—	56	—	56
Fair value as of June 30, 2013	$62	$3	$25	$(51)	$329	$209	$(116)	$(20)	$379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$—	$(1)	$(1)	$2	$—	$(34)	$(45)	$—	$(79)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Assets held for Sale	Separate Accounts
Fair value as of March 31, 2013	$162	$592	$—	$823
Transfers to assets held for sale	—	(7)	7	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1)	(377)	—	1
Included in OCI [3]	—	(60)	—
Purchases	13	—	—	4
Settlements	—	77	(2)	(1)
Sales	—	—	—	(5)
Transfers into Level 3 [4]	—	—	—	4
Transfers out of Level 3 [4]	—	—	—	(6)
Fair value as of June 30, 2013	$174	$225	$5	$820
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	(1)	$(377)	$—	$4

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities Held for Sale	Consumer Notes
Fair value as of March 31, 2013	$(2,204)	$(10)	$(2,214)	$—	$(2)
Transfers to liabilities held for sale	32	—	32	(32)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	466	(2)	464	5	1
Included in OCI [3]	74	—	74	—	—
Settlements	(44)	—	(44)	(1)	—
Fair value as of June 30, 2013	$(1,676)	$(12)	$(1,688)	$(28)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$466	$(2)	$464	$5	$1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the six months ended June 30, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2013	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(11)	(2)	14	1	—	29	31	9
Included in OCI [3]	15	98	33	(23)	(5)	(9)	37	146	—
Purchases	16	26	13	45	24	—	32	156	9
Settlements	(4)	(35)	(45)	(63)	(2)	—	(68)	(217)	(1)
Sales	(83)	(195)	(69)	(297)	(6)	(51)	(192)	(893)	(21)
Transfers into Level 3 [4]	—	23	30	59	—	—	—	112	3
Transfers out of Level 3 [4]	(13)	—	(7)	(262)	(2)	—	—	(284)	(1)
Fair value as of June 30, 2013	$169	$629	$485	$813	$44	$109	$971	$3,220	$197
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(4)	$—	$(1)	$(3)	$—	$—	$—	$(8)	$29

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other derivative contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$55	$4	$45	$(57)	$519	$286	$(75)	$—	$722
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(4)	—	(18)	4	(190)	(100)	(84)	—	(388)
Included in OCI [3]	6							—
Purchases	7	—	1	—	—	23	(25)	—	(1)
Settlements	—	(1)	(3)	—	—	—	12	—	8
Sales	(2)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	2	—	—	56	—	58
Fair value as of June 30, 2013	$62	$3	$25	$(51)	$329	$209	$(116)	$(20)	$379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(3)	$—	$(16)	$(1)	$(185)	$(97)	$(28)	$—	$(327)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Assets held for Sale	Separate Accounts
Fair value as of January 1, 2013	$150	$1,081	$—	$583
Transfers to assets held for sale	—	(12)	12	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	3	(837)	(2)	16
Included in OCI [3]	—	(170)	—	—
Purchases	43	—	—	259
Settlements	—	163	(5)	(1)
Sales	(11)	—	—	(31)
Transfers into Level 3 [4]	—	—	—	4
Transfers out of Level 3 [4]	(11)	—	—	(10)
Fair value as of June 30, 2013	$174	$225	$5	$820
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$3	$(837)	$(2)	$12

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities Held for Sale	Consumer Notes
Fair value as of January 1, 2013	$(3,119)	$(8)	$(3,127)	$—	$(2)
Transfers to liabilities held for sale	43	—	43	(43)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,259	(4)	1,255	14	1
Included in OCI [3]	206	—	206	3	—
Settlements [8]	(65)	—	(65)	(2)	—
Fair value as of June 30, 2013	$(1,676)	$(12)	$(1,688)	$(28)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$1,259	$(4)	$1,255	$14	$1
The tables below provide a fair value roll forward for the three months ended June 30, 2012, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2012	$259	$685	$620	$1,348	$42	$521	$975	$4,450	$497
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1)	(3)	(19)	—	—	—	9	(14)	(6)
Included in OCI [3]	22	12	22	(24)	1	30	19	82	—
Purchases	12	—	1	20	—	23	151	207	—
Settlements	(2)	(9)	(23)	(19)	(1)	—	(31)	(85)	—
Sales	(3)	—	(34)	(1)	—	(60)	(88)	(186)	(9)
Transfers into Level 3 [4]	—	—	107	120	—	—	—	227	—
Transfers out of Level 3 [4]	(18)	—	(64)	(223)	—	(8)	—	(313)	—
Fair value as of June 30, 2012	$269	$685	$610	$1,221	$42	$506	$1,035	$4,368	$482
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(1)	$(3)	$—	$—	$—	$—	$—	$(4)	$21

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2012	$58	$(415)	$32	$(92)	$594	$173	$(57)	$235
Total realized/unrealized gains (losses)
Included in net income [1], [2]	4	27	2	1	139	7	33	209
Included in OCI [3]	(2)	—	—	—	—	—	—	—
Purchases	6	—	9	—	23	—	(31)	1
Settlements	—	—	—	—	—	—	—	—
Sales	(9)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—	—
Fair value as of June 30, 2012	$57	$(388)	$43	$(91)	$756	$180	$(55)	$445
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$4	$27	$2	$1	$139	$7	$29	$205

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of March 31, 2012	$1,938	$1,346
Total realized/unrealized gains (losses)
Included in net income [1], [2]	545	16
Included in OCI [3]	73	—
Purchases	—	24
Settlements	106	—
Sales	—	(58)
Transfers into Level 3 [4]	—	14
Transfers out of Level 3 [4]	—	(7)
Fair value as of June 30, 2012	$2,662	$1,335
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$545	$4

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of March 31, 2012	$(4,145)	$(10)	$(4,155)	$(21)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(849)	—	(849)	(8)	—
Included in OCI [3]	(81)	—	(81)	—	—
Settlements	(68)	—	(68)	—	—
Fair value as of June 30, 2012	$(5,143)	$(10)	$(5,153)	$(29)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(849)	$—	$(849)	$(8)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the six months ended June 30, 2012, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1)	(2)	(23)	(3)	—	—	11	(18)	21
Included in OCI [3]	31	61	40	(15)	1	18	48	184	—
Purchases	12	—	11	126	6	174	212	541	—
Settlements	(36)	(18)	(44)	(38)	(2)	—	(59)	(197)	—
Sales	(12)	(1)	(34)	(33)	—	(60)	(110)	(250)	(23)
Transfers into Level 3 [4]	—	317	387	259	—	—	—	963	—
Transfers out of Level 3 [4]	(42)	—	(75)	(572)	—	(8)	—	(697)	—
Fair value as of June 30, 2012	$269	$685	$610	$1,221	$42	$506	$1,035	$4,368	$482
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(1)	$(3)	$—	$—	$—	$—	$(3)	$(7)	$35

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Total realized/unrealized gains (losses)
Included in net income [1], [2]	4	104	(12)	—	(173)	(177)	15	(243)
Included in OCI [3]	(2)	—	—	—	—	—	—	—
Purchases	8	—	35	—	23	—	(79)	(21)
Settlements	—	(3)	(16)	—	—	—	36	17
Sales	(9)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	23	—	8	31
Fair value as of June 30, 2012	$57	$(388)	$43	$(91)	$756	$180	$(55)	$445
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$4	$97	$(1)	$—	$(173)	$(176)	$14	$(239)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2012	$3,073	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(513)	33
Included in OCI [3]	(90)	—
Purchases	—	239
Settlements	192	—
Sales	—	(401)
Transfers into Level 3 [4]	—	454
Transfers out of Level 3 [4]	—	(21)
Fair value as of June 30, 2012	$2,662	$1,335
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(513)	$10

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(5,776)	$(9)	$(5,785)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	671	(1)	670	—	—
Included in OCI [3]	102	—	102	(20)	—
Settlements	(140)	—	(140)	—	—
Fair value as of June 30, 2012	$(5,143)	$(10)	$(5,153)	$(29)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$671	$(1)	$670	$(20)	$—

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

[6]
Includes fair value of reinsurance recoverables of approximately $107 and $2.3 billion as of June 30, 2013 and 2012, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information.

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
The Company elected the fair value option for consolidated VIE investment funds that were established in 2012. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Assets
Fixed maturities, FVO
Corporate	$(4)	$(1)	$(13)	$—
CRE CDOs	(6)	(10)	3	9
Foreign government	(37)	20	(85)	(29)
Other liabilities
Credit-linked notes	—	(8)	—	(20)
Total realized capital gains (losses)	$(47)	$1	$(95)	$(40)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	June 30, 2013	December 31, 2012
Assets
Fixed maturities, FVO
Corporate	$94	$108
CDO	186	193
CMBS	6	4
Foreign government	658	699
Municipals	1	1
RMBS	6	3
U.S. Government	1	2
Total fixed maturities, FVO	$952	$1,010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,408	1,475	1,951	2,112
Mortgage loans	Level 3	3,620	3,693	4,935	5,109
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	9,206	9,421	9,318	9,668
Consumer notes [2]	Level 3	108	109	159	159

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.

The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2012.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan duration.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments
Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2013	2012	2013	2012
Gross gains on sales [1]	$60	$154	$1,673	$283
Gross losses on sales	(44)	(97)	(98)	(162)
Net OTTI losses recognized in earnings	(3)	(44)	(16)	(64)
Valuation allowances on mortgage loans	(1)	—	—	—
Japanese fixed annuity contract hedges, net [2]	1	2	4	(18)
Periodic net coupon settlements on credit derivatives/Japan	(2)	5	(5)	—
Results of variable annuity hedge program
U.S. GMWB derivatives, net	(31)	(115)	16	70
U.S. macro hedge program	(47)	6	(132)	(183)
Total U.S. program	(78)	(109)	(116)	(113)
International Program	(516)	610	(599)	(362)
Total results of variable annuity hedge program	(594)	501	(715)	(475)
GMIB/GMAB/GMWB reinsurance	274	(359)	611	251
Coinsurance and modified coinsurance reinsurance contracts	(302)	485	(701)	(442)
Other, net [3]	6	28	85	41
Net realized capital gains (losses)	$(605)	$675	$838	$(586)

[1]	Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses for the six months ended June 30, 2013.

[2]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[3]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, gains and losses on non-qualifying derivatives and Japan 3Win related foreign currency swaps. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the six months ended June 30, 2013.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $13 and $1.6 billion for the three and six months ended June 30, 2013 and $13 and $57 for the three and six months ended June 30, 2012, respectively. Proceeds from sales of AFS securities totaled $4.0 billion and $8.8 billion, respectively, for the three and six months ended June 30, 2013 and $5.6 billion and $14.2 billion for the three and six months ended June 30, 2012, respectively.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2013	2012	2013	2012
Balance, beginning of period	$(706)	$(1,233)	$(813)	$(1,319)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(3)	(4)	(8)	(17)
Securities previously impaired	—	(5)	—	(8)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	7	82	118	183
Securities due to an increase in expected cash flows	3	2	4	3
Balance, end of period	$(699)	$(1,158)	$(699)	$(1,158)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,313	$14	$(110)	$1,217	$(4)	$1,807	$38	$(172)	$1,673	$(4)
CDOs [2]	1,632	112	(69)	1,669	(1)	2,236	61	(117)	2,160	(4)
CMBS	2,632	127	(70)	2,689	(5)	3,757	262	(107)	3,912	(7)
Corporate	16,839	1,397	(265)	17,971	(9)	27,774	3,426	(221)	30,979	(19)
Foreign govt./govt. agencies	1,230	26	(119)	1,137	—	1,369	120	(29)	1,460	—
Municipal	1,044	36	(40)	1,040	—	1,808	204	(14)	1,998	—
RMBS	2,783	82	(77)	2,788	(10)	4,590	196	(115)	4,671	(28)
U.S. Treasuries	2,154	42	(52)	2,144	—	2,412	151	(12)	2,551	—
Total fixed maturities, AFS	29,627	1,836	(802)	30,655	(29)	45,753	4,458	(787)	49,404	(62)
Equity securities, AFS	386	30	(32)	384	—	408	28	(36)	400	—
Total AFS securities [3]	$30,013	$1,866	$(834)	$31,039	$(29)	$46,161	$4,486	$(823)	$49,804	$(62)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2013 and December 31, 2012.

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

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2013
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,454	$1,484
Over one year through five years	5,683	5,903
Over five years through ten years	5,369	5,545
Over ten years	8,761	9,360
Subtotal	21,267	22,292
Mortgage-backed and asset-backed securities	8,360	8,363
Total fixed maturities, AFS	$29,627	$30,655
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
As of June 30, 2013, the Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity, other than U.S. government and certain U.S. government securities, was the Government of Japan, which represented $882 million, or 11% of stockholders' equity and 2% of total invested assets. As of June 30, 2012, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$384	$381	$(3)	$586	$479	$(107)	$970	$860	$(110)
CDOs [1]	37	36	(1)	1,470	1,396	(68)	1,507	1,432	(69)
CMBS	395	379	(16)	581	527	(54)	976	906	(70)
Corporate	3,044	2,915	(129)	1,011	875	(136)	4,055	3,790	(265)
Foreign govt./govt. agencies	918	801	(117)	9	7	(2)	927	808	(119)
Municipal	470	442	(28)	89	77	(12)	559	519	(40)
RMBS	727	703	(24)	621	568	(53)	1,348	1,271	(77)
U.S. Treasuries	1,762	1,710	(52)	—	—	—	1,762	1,710	(52)
Total fixed maturities, AFS	7,737	7,367	(370)	4,367	3,929	(432)	12,104	11,296	(802)
Equity securities, AFS	75	73	(2)	156	126	(30)	231	199	(32)
Total securities in an unrealized loss	$7,812	$7,440	$(372)	$4,523	$4,055	$(462)	$12,335	$11,495	$(834)

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$77	$76	$(1)	$787	$616	$(171)	$864	$692	$(172)
CDOs [1]	5	5	—	1,640	1,515	(117)	1,645	1,520	(117)
CMBS	192	179	(13)	795	701	(94)	987	880	(107)
Corporate	614	578	(36)	1,339	1,154	(185)	1,953	1,732	(221)
Foreign govt./govt. agencies	318	290	(28)	7	6	(1)	325	296	(29)
Municipal	65	62	(3)	98	87	(11)	163	149	(14)
RMBS	322	321	(1)	750	636	(114)	1,072	957	(115)
U.S. Treasuries	384	372	(12)	—	—	—	384	372	(12)
Total fixed maturities, AFS	1,977	1,883	(94)	5,416	4,715	(693)	7,393	6,598	(787)
Equity securities, AFS	9	9	—	172	136	(36)	181	145	(36)
Total securities in an unrealized loss	$1,986	$1,892	$(94)	$5,588	$4,851	$(729)	$7,574	$6,743	$(823)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).
As of June 30, 2013, AFS securities in an unrealized loss position, consisted of 1,999 securities, primarily related to floating rate corporate securities within the financial services sector, foreign government and government agencies, and ABS, which are depressed due to an increase in interest rates since the securities were purchased. As of June 30, 2013, 93% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during 2013 was primarily attributable to an increase in interest rates and widening credit spreads.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be wider than spreads at the security's respective purchase date for structured securities with exposure to commercial and residential real estate largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The majority of these securities have a floating-rate coupon referenced to a market index that has declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	June 30, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans [2]	$3,632	$(12)	$3,620	$4,949	$(14)	$4,935

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
As of December 31, 2012, includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements for further discussion of this transaction.

As of June 30, 2013, and December 31, 2012, the carrying value of mortgage loans associated with the valuation allowance was $128 and $189, respectively . Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $46 and $3, respectively, as of June 30, 2013 and $47 and $3, respectively, as of December 31, 2012. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$(14)	$(23)
(Additions)/Reversals	—	—
Deductions	2	1
Balance, end of period	$(12)	$(22)

The current weighted-average loan-to-value ("LTV") ratio of the Company’s commercial mortgage loan portfolio was 57% as of June 30, 2013, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. Debt service coverage ratios ("DSCRs") compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.00x as of June 30, 2013. The Company held only one delinquent commercial mortgage loan past due by 90 days or more. The total carrying value and valuation allowance of this loan totaled $4 and $1, respectively, as of June 30, 2013, and is not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2013		December 31, 2012
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$99	1.25x	$137	0.89x
65% - 80%	1,004	1.90x	1,717	2.27x
Less than 65%	2,517	2.07x	3,081	2.44x
Total commercial mortgage loans	$3,620	2.00x	$4,935	2.34x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$80	2.2%	$97	2.0%
Middle Atlantic	255	7.0%	370	7.5%
Mountain	40	1.1%	62	1.3%
New England	154	4.3%	231	4.7%
Pacific	1,084	29.9%	1,504	30.5%
South Atlantic	552	15.2%	1,012	20.5%
West North Central	17	0.5%	16	0.3%
West South Central	172	4.8%	234	4.7%
Other [1]	1,266	35.0%	1,409	28.5%
Total mortgage loans	$3,620	100.0%	$4,935	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$97	2.7%	$109	2.2%
Industrial	1,186	32.8%	1,519	30.8%
Lodging	27	0.7%	81	1.6%
Multifamily	597	16.5%	869	17.6%
Office	792	21.9%	1,120	22.7%
Retail	828	22.9%	1,047	21.2%
Other	93	2.5%	190	3.9%
Total mortgage loans	$3,620	100.0%	$4,935	100.0%
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

	June 30, 2013			December 31, 2012
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$49	$51	$—	$89	$88	$7
Investment funds [4]	131	20	116	132	20	110
Limited partnerships	4	2	2	6	3	3
Total	$184	$73	$118	$227	$111	$120

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS in the Company’s Condensed Consolidated Balance
Sheets.

[4]	Total assets included in fixed maturities, FVO, and short-term investments in the Company’s Condensed Consolidated Balance Sheets.

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
As part of repurchase agreements and dollar roll transactions, the Company transfers U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $934 and $1.6 billion with a corresponding agreement to repurchase $934 and $1.6 billion as of June 30, 2013 and December 31, 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The Company's repurchase agreements include master netting provisions that provide the counterparties the right to set off claims and apply securities held by them in respect of their obligations in the event of a default. The Company reported gross amounts of recognized liabilities of $913 and $923 in other liabilities on the Condensed Consolidated Balance sheets as of June 30, 2013 and December 31, 2012, respectively. These amounts represent the Company's obligations to repurchase securities under master netting agreements. The Company reported financial collateral pledged of $913 and $923 in fixed maturities, AFS on the Condensed Consolidated Balance sheets as of June 30, 2013 and December 31, 2012, respectively. The fixed maturities are predominantly U.S. government/government agency securities and are disallowed for offsetting under U.S. GAAP.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities closely match the “pay” leg terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts, or to convert securities or liabilities denominated in a foreign currency to US dollars. The hedge strategies by hedge accounting designation include:
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
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2013 and December 31, 2012, the notional amount of interest rate swaps in offsetting relationships was $4.5 billion and $5.1 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
Hartford Life Insurance, KK ("HLIKK"), a Japanese affiliate, formerly offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") rider and subsequently reinsured these GMIB riders to the Company. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Japanese fixed annuity hedging instruments
HLIKK formerly offered a yen denominated fixed annuity product and subsequently reinsured these to the Company. The U.S. subsidiary invests in U.S. dollar denominated securities to support the yen denominated fixed liability payments and entered into currency rate swaps to hedge the foreign currency exchange rate and yen interest rate exposures that exist as a result of U.S. dollar assets backing the yen denominated liability.
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
Equity index swaps and options
The Company formerly offered certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into equity index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. The Company also enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.
U.S. GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders in the U.S. The GMWB product is a bifurcated embedded derivative (“U.S. GMWB product derivative”) that has a notional value equal to the guaranteed remaining balance ("GRB"). The Company uses reinsurance contracts to transfer a portion of its risk of loss due to U.S GMWB. The reinsurance contracts covering U.S. GMWB (“U.S. GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
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
The following table presents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Customized swaps	$7,642	$7,787	$149	$238
Equity swaps, options, and futures	4,732	5,130	184	267
Interest rate swaps and futures	6,155	5,705	(77)	67
Total	$18,529	$18,622	$256	$572
U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations.
The following table presents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Equity futures	$390	$—	$—	$—
Equity options	5,099	7,442	210	286
Total	$5,489	$7,442	$210	$286

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
International program
The Company formerly offered certain variable annuity products and reinsured GMWB and GMAB riders from an affiliate in Japan, which are bifurcated embedded derivatives (“International program product derivatives”). The GMWB provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the International program product derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. The focus of the hedging program is on the underlying economics of the exposure to the Company, rather than the direct liability of the issuer of the related products which the Company believes is consistent with certain intercompany reinsurance and guarantee agreements. During 2013, the Company expanded its hedging program to effectively eliminate equity and foreign currency exchange risk. The hedging derivatives are comprised of equity futures, options, and swaps and currency forwards and options to hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.
The following table represents notional and fair value for the international program hedging instruments. As of June 30, 2013, the table below does not include hedging instruments used to hedge certain variable annuity products issued in the U.K since the Company entered into a definitive agreement to sell HLIL. For further information, see the customized swap and equity futures section below.

	Notional Amount		Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Credit derivatives	$350	$350	$23	$28
Currency forwards [1]	5,757	9,327	—	(87)
Currency options	10,099	9,710	(22)	(49)
Equity futures	945	1,206	—	—
Equity options	2,147	2,621	(128)	(105)
Equity swaps	4,075	2,683	(30)	(12)
Customized swaps	—	899	—	(11)
Interest rate futures	—	634	—	—
Interest rate swaps and swaptions	31,837	21,018	(18)	131
Total	$55,210	$48,448	$(175)	$(105)

[1]
 As of June 30, 2013 and December 31, 2012 net notional amounts are $2.2 billion and $0.1 billion, respectively, which include $4.0 billion and $4.7 billion, respectively, related to long positions and $1.8 billion and $4.6 billion, respectively, related to short positions.

GMAB, GMWB and GMIB reinsurance contracts
The Company reinsures the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by HLIKK. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the period-end yen to U.S. dollar foreign spot exchange rate. For further information on this transaction, refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
As of June 30, 2013 the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets supporting the reinsured reserves that are carried at fair value.
Customized swap and equity futures
The Company formerly offered certain variable annuity products in the U.K. through HLIL, an indirect wholly-owned subsidiary. The Company entered into a customized swap to hedge the capital markets impacts. The Company has since entered into a definitive agreement to sell HLIL. Refer to Note 2 for additional information on the sale agreement. Upon executing the sale agreement in the second quarter of 2013, the Company entered into equity futures contracts to substantially offset the equity market impacts of the customized swap.

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Cash flow hedges
Interest rate swaps	$3,407	$3,863	$49	$167	$65	$167	$(16)	$—
Foreign currency swaps	143	163	(10)	(17)	4	3	(14)	(20)
Total cash flow hedges	3,550	4,026	39	150	69	170	(30)	(20)
Fair value hedges
Interest rate swaps	1,742	753	(30)	(55)	4	—	(34)	(55)
Foreign currency swaps	40	40	13	16	13	16	—	—
Total fair value hedges	1,782	793	(17)	(39)	17	16	(34)	(55)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,828	13,432	(388)	(363)	219	436	(607)	(799)
Foreign exchange contracts
Foreign currency swaps and forwards	115	182	(4)	(9)	5	5	(9)	(14)
Japan 3Win foreign currency swaps	1,816	1,816	(312)	(127)	—	—	(312)	(127)
Japanese fixed annuity hedging instruments	1,531	1,652	53	224	114	228	(61)	(4)
Credit contracts
Credit derivatives that purchase credit protection	876	1,539	(6)	(5)	—	3	(6)	(8)
Credit derivatives that assume credit risk [1]	1,756	1,981	15	(8)	20	17	(5)	(25)
Credit derivatives in offsetting positions	4,161	5,341	(11)	(22)	46	56	(57)	(78)
Equity contracts
Equity index swaps and options	758	791	12	35	25	45	(13)	(10)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	25,508	28,868	(632)	(1,249)	—	—	(632)	(1,249)
U.S. GMWB reinsurance contracts	5,121	5,773	113	191	113	191	—	—
U.S. GMWB hedging instruments	18,529	18,622	256	572	524	743	(268)	(171)
U.S. macro hedge program	5,489	7,442	210	286	269	356	(59)	(70)
International program product derivatives [2]	—	1,876	—	(42)	—	—	—	(42)
International program hedging instruments	55,210	48,448	(175)	(105)	500	657	(675)	(762)
Other
GMAB, GMWB, and GMIB reinsurance contracts	14,836	18,287	(1,045)	(1,827)	—	—	(1,045)	(1,827)
Coinsurance and modified coinsurance reinsurance contracts	35,092	44,985	166	890	862	1,566	(696)	(676)
Customized swap and equity futures	806	—	(20)	—	—	—	(20)	—
Total non-qualifying strategies	176,432	201,035	(1,768)	(1,559)	2,697	4,303	(4,465)	(5,862)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$181,764	$205,854	$(1,746)	$(1,448)	$2,783	$4,489	$(4,529)	$(5,937)
Balance Sheet Location
Fixed maturities, available-for-sale	$190	$416	$(4)	$(20)	$—	$—	$(4)	$(20)
Other investments	25,802	37,809	320	581	630	1,049	(310)	(468)
Other liabilities	75,157	67,765	(652)	38	1,179	1,683	(1,831)	(1,645)
Consumer notes	9	26	(1)	(2)	—	—	(1)	(2)
Reinsurance recoverable	40,212	47,430	279	1,081	974	1,757	(695)	(676)
Other policyholder funds and benefits payable	40,394	52,408	(1,688)	(3,126)	—	—	(1,688)	(3,126)
Total derivatives	$181,764	$205,854	$(1,746)	$(1,448)	$2,783	$4,489	$(4,529)	$(5,937)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•	The decrease in notional amount related to the U.S. GMWB product derivatives was primarily driven by an increase in the equity markets.

•
The decrease in notional amount of coinsurance and modified coinsurance reinsurance contracts primarily resulted from the embedded derivative product sold as part Individual Life and Retirement Plans business dispositions.

•	The decrease in notional amount of GMAB, GMWB, and GMIB reinsurance contracts was primarily driven by policyholder surrender activity.

•
The $55.2 billion notional amount related to the international program hedging instruments as of June 30, 2013, consisted of $53.4 billion of long positions and $1.8 billion of offsetting short positions, resulting in a net notional amount of $51.6 billion. The $48.4 billion notional amount as of December 31, 2012, consisted of $43.8 billion of long positions and $4.6 billion of offsetting short positions, resulting in a net notional amount of $39.2 billion. The increase in net notional of $12.4 billion primarily resulted from the Company expanding its hedging program to effectively eliminate equity and foreign currency exchange risk.

Change in Fair Value
The net decrease in the total fair value of derivative instruments since December 31, 2012, was primarily related to the following:

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

•
The fair value associated with the international program hedging instruments decreased primarily due to an improvement in global equity markets, depreciation of the Japanese yen in relation to the euro and the U.S. dollar, and an increase in Japanese interest rates.

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior, partially offset by an increase in interest rates, and an increase in fees for selected GMWB riders.

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
As of June 30, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,809	$1,457	$320	$32	$241	$111

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,141)	$(1,498)	$(652)	$9	$(570)	$(73)
As of December 31, 2012

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$2,732	$2,238	$581	$(87)	$490	$4

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,113)	$(1,759)	$38	$(392)	$(300)	$(54)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets.

[4]	Excludes exchange-traded futures which are settled daily.

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
The following tables presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate swaps	$(84)	$89	$(126)	$61	$(2)	$—	$(2)	$—
Foreign currency swaps	5	(14)	6	(17)	—	—	—	—
Total	$(79)	$75	$(120)	$44	$(2)	$—	$(2)	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three months ended June 30,		Six months ended June 30,
	Location	2013	2012	2013	2012
Interest rate swaps	Net realized capital gain/(loss)	$2	$—	$66	$4
Interest rate swaps	Net investment income	15	26	29	51
Foreign currency swaps	Net realized capital gain/(loss)	1	(10)	(2)	(8)
Total		$18	$16	$93	$47
As of June 30, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $53. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows.
During the three months and six months ended June 30, 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the three months and six months ended June 30, 2012 the Company had $7 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$16	$(22)	$(16)	$13	$22	$(30)	$(6)	$3
Foreign currency swaps
Net realized capital gain/(loss)	—	—	(11)	11	(2)	2	(2)	2
Benefits, losses and loss adjustment expenses	—	—	5	(5)	(1)	1	2	(2)
Total	$16	$(22)	$(22)	$19	$19	$(27)	$(6)	$3

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

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(18)	$(3)	$(8)	$(2)
Foreign exchange contracts
Foreign currency swaps and forwards	5	16	5	13
Japan 3Win foreign currency swaps [1]	(54)	60	(184)	(121)
Japanese fixed annuity hedging instruments [2]	(55)	58	(156)	(70)
Credit contracts
Credit derivatives that purchase credit protection	(4)	4	(9)	(19)
Credit derivatives that assume credit risk	11	23	20	133
Equity contracts
Equity index swaps and options	(2)	3	(16)	(13)
Variable annuity hedge program
U.S. GMWB product derivatives	192	(484)	648	412
U.S. GMWB reinsurance contracts	(32)	62	(92)	(81)
U.S. GMWB hedging instruments	(191)	307	(540)	(261)
U.S. macro hedge program	(47)	6	(132)	(183)
International program hedging instruments	(516)	610	(599)	(362)
Other
GMAB, GMWB, and GMIB reinsurance contracts	274	(359)	611	251
Coinsurance and modified coinsurance reinsurance contracts	(302)	485	(701)	(442)
Total	$(739)	$788	$(1,153)	$(745)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $72 and $(53) for the three months ended June 30, 2013 and 2012, respectively, and $189 and $65 for the six months ended June 30, 2013 and 2012, respectively.

[2]
 The associated liability is adjusted for changes in spot rates through realized capital gains and was $91 and $(70) for the three months ended June 30, 2013 and 2012, respectively, and $241 and $87 for the six months ended June 30, 2013 and 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
For the three and six months ended June 30, 2013, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
For the three and six months ended June 30, 2013 the net losses associated with the international program hedging instruments were primarily driven by an improvement in global equity markets, depreciation of the Japanese yen in relation to the euro and the U.S. dollar, and an increase in Japanese interest rates.

•
The net gain for the three and six months ended June 30, 2013 on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an improvement in global and domestic equity markets and a depreciation of the Japanese yen.

•
The net loss for the three and six months ended June 30, 2013 on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates for more information on this transaction.

•
For the three and six months ended June 30, 2013 the net loss related to the Japanese fixed annuity hedging instruments and the Japan 3Win foreign currency swaps was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•
For the three months ended June 30, 2013, the net loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily the result of an increase in interest rates, and an increase in fees for selected GMWB riders, partially offset by gains driven by favorable policyholder behavior. For the six months ended June 30, 2013, the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by favorable policyholder behavior, partially offset by an increase in interest rates, and an increase in fees for selected GMWB riders.

For the three and six months ended June 30, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain for the three months ended June 30, 2012 associated with the international program hedging instruments was primarily driven by appreciation of the Japanese yen in relation to the euro and the U.S. dollar, a decrease in global and domestic equity markets, and a decrease in interest rates. The net loss for the six months ended June 30, 2012 associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decrease in interest rates.

•
The net loss for the three months ended June 30, 2012 on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to appreciation of the Japanese yen in comparison to the euro and the U.S. dollar, and a decrease in global and domestic equity markets. The net gain for the six months ended June 30, 2012 on derivatives associated with GMAB, GMWB, and GMIB product reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to depreciation of the Japanese yen in comparison to the euro and the U.S. dollar, and an increase in global and domestic equity markets.

•
For the three months ended June 30, 2012 the net gain related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to appreciation of the Japanese yen in relation to the U.S. dollar. For the six months ended June 30, 2012 the net loss related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between the U.S. dollar and Japanese yen.

•
The net gain for the three months ended and the net loss for the six months ended June 30, 2012 on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss and gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information on this transaction.

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
 As of June 30, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,461	$9	3 years	Corporate Credit/ Foreign Gov.	A	$789	$(11)
Below investment grade risk exposure	67	—	1 year	Corporate Credit	B-	67	(1)
Basket credit default swaps [4]
Investment grade risk exposure	1,718	10	2 years	Corporate Credit	BBB+	872	(6)
Below investment grade risk exposure	88	7	5 years	Corporate Credit	BB+	—	—
Investment grade risk exposure	238	(12)	4 years	CMBS Credit	A	238	12
Below investment grade risk exposure	115	(24)	4 years	CMBS Credit	B	115	24
Embedded credit derivatives
Investment grade risk exposure	150	142	4 years	Corporate Credit	BBB	—	—
Total	$3,837	$132				$2,081	$18
 As of December 31, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,787	$8	3 years	Corporate Credit/ Foreign Gov.	A	$878	$(19)
Below investment grade risk exposure	114	(1)	1 year	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,074	11	2 years	Corporate Credit	BBB+	1,326	(6)
Investment grade risk exposure	237	(12)	4 years	CMBS Credit	A	238	12
Below investment grade risk exposure	115	(27)	4 years	CMBS Credit	B+	115	27
Embedded credit derivatives
Investment grade risk exposure	325	296	4 years	Corporate Credit	BBB-	—	—
Total	$4,652	$275				$2,671	$11

[1]
 The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements and clearing house rules and applicable law which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]
Includes $2.2 billion and $2.4 billion as of June 30, 2013 and December 31, 2012, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $238 and $469 for the three and six months ended June 30, 2013, respectively, and $60 and $131 for the three months and six months ended June 30, 2012. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.
The Company also maintains reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $17 and $24 for the three and six months ended June 30, 2013, respectively, and $24 and $49 for the three and six months ended June 30, 2012. The Company ceded accident and health premiums to HLA of $41 and $83 for the three and six months ended June 30, 2013, respectively, and $47 and $90, for the three and six months ended June 30, 2012.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”) has a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). Under this transaction, the Company ceded $10 and $22 for the three and six months ended June 30, 2013, respectively, and $17 and $35 for the three and six months ended June 30, 2012. For further information regarding the WRR reinsurance agreement, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Concentration of Credit Risk
As of June 30, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.3 billion and $9.0 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of June 30, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.4 billion and $6.5 billion. The net reinsurance recoverable from Prudential represents approximately 31% of the Company's consolidated stockholder's equity. As of June 30, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
Fee income, earned premiums and other are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross fee income, earned premiums and other	$769	$913	$1,573	$1,908
Reinsurance assumed	32	34	35	35
Reinsurance ceded	(405)	(175)	(814)	(349)
Fee income, earned premiums and other	$396	$772	$794	$1,594

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$3,072	$3,448
Deferred costs	5	178
Amortization — DAC	(68)	(160)
Amortization — Unlock benefit (charge), pre-tax	(3)	7
Amortization — DAC from discontinued operations	—	(18)
Amortization — DAC related to business dispositions [1] [2]	(2,229)	—
Adjustments to unrealized gains and losses on securities available-for-sale and other	53	(110)
Balance, end of period	$830	$3,345

[1]
Includes accelerated amortization of $352 and $2,374 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in the first quarter of 2013. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

[2]	Includes previously unrealized gains on securities AFS of $148 and $349 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in the first quarter of 2013.
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$944	$363
Incurred	98	185
Paid	(92)	—
Unlock	(76)	—
Impact of Reinsurance Transaction	—	1,143
Currency Translation Adjustment	(2)	—
Liability balance as of June 30, 2013	$872	$1,691
Reinsurance recoverable asset, as of January 1, 2013	$608	$21
Incurred	54	185
Paid	(54)	—
Unlock	(39)	—
Impact of Reinsurance Transaction	—	1,485
Reinsurance recoverable asset, as of June 30, 2013	$569	$1,691

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,158	$228
Incurred	108	53
Paid	(135)	—
Unlock	(79)	8
Currency Translation Adjustment	(2)	—
Liability balance as of June 30, 2012	$1,050	$289
Reinsurance recoverable asset, as of January 1, 2012	$724	$22
Incurred	65	(2)
Paid	(63)	—
Unlock	(49)	—
Reinsurance recoverable asset, as of June 30, 2012	$677	$20

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table presents details concerning GMDB and GMIB exposure as of June 30, 2013:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$19,409	$3,360	$210	69
With 5% rollup [2]	1,566	312	21	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,874	560	18	67
With 5% rollup & EPB	565	118	5	70
Total MAV	26,414	4,350	254
Asset Protection Benefit (APB) [4]	19,028	588	117	67
Lifetime Income Benefit (LIB) – Death Benefit [5]	994	16	4	66
Reset [6] (5-7 years)	3,161	96	46	69
Return of Premium [7] /Other	21,035	161	34	67
Subtotal U.S. GMDB	70,632	$5,211	$455	68
Less: General Account Value with U.S. GMDB	7,263
Subtotal Separate Account Liabilities with GMDB	63,369
Separate Account Liabilities without U.S. GMDB	84,606
Total Separate Account Liabilities	$147,975
Japan GMDB [10], [11]	$14,405	$910	$—	69
Japan GMIB [10], [11]	$14,203	$754	$—	69

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $14.5 billion and $17.8 billion as of June 30, 2013 and December 31, 2012, respectively. The GRB related to the Japan GMAB and GMWB was $380 and $470 as of June 30, 2013 and December 31, 2012, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of June 30, 2013, 100% of RNAR is reinsured to an affiliate. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial statements.

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
Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	June 30, 2013	December 31, 2012
Equity securities (including mutual funds)	$57,031	$58,208
Cash and cash equivalents	6,338	6,940
Total	$63,369	$65,148
As of June 30, 2013 and December 31, 2012, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities through these funds.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Sales Inducements
Changes in sales inducement activity are as follows:

	Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$118	$186
Sales inducements deferred	—	2
Amortization — Unlock	(1)	(1)
Amortization charged to income	(3)	(7)
Amortization related to business dispositions [1]	(71)	—
Balance, end of period	$43	$180

[1]
Includes $22 and $49, related to sale of the Company's Retirement Plans and Individual Life businesses, respectively, in the first quarter of 2013. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2013, is $718. Of this $718 the legal entities have posted collateral of $707 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $15 to be posted as collateral. Based on derivative market values as of June 30, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $20 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agencies.
On June 17, 2013, S&P lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to BBB+. Given this downgrade action, termination rating triggers of one derivative counterparty relationship was impacted. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising its termination right. The Company is in the process of re-negotiating the rating trigger which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of June 30, 2013, the notional amount and fair value related to this counterparty is $1.3 billion and $(8), respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated the following compensation expense and income tax benefit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation plans (benefit)/expense	$3	$4	$5	$17
Income tax (benefit)/expense	(1)	(1)	(2)	(6)
Total stock-based compensation plans (benefit)/expense, net of tax	$2	$3	$3	$11
The Company did not capitalize any cost of stock-based compensation.
11. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2013 and December 31, 2012, the Company had $53 of reserves for claim annuities purchased by affiliated entities. For the six months ended June 30, 2013 and 2012 the Company recorded earned premiums of $5 and $23, respectively, for these intercompany claim annuities. In 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of June 30, 2013 and June 30, 2012, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK subsequently reinsured in-force and prospective MVA annuities to the Company effective September 1, 2004. As of June 30, 2013 and December 31, 2012, $1.7 billion and $2.1 billion, respectively, of the account value had been assumed by the Company.
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
The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserve which is not reported at fair value. The liability for the assumed GMDB reinsurance was $0 and $22 and the net amount at risk for the assumed GMDB reinsurance was $0.9 billion and $2.7 billion at June 30, 2013 and December 31, 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Transactions with Affiliates (continued)
While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $1.0 billion and $1.8 billion at June 30, 2013 and December 31, 2012, respectively.
HLAI has a reinsurance agreement with Hartford Life Limited, (“HLL”), a wholly owned UK subsidiary of HLAI. HLAI assumes 100% of the risks associated with GMDB and GMWB written by and in-force with HLL as of November 1, 2010. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $4 and the net amount at risk for the assumed GMDB reinsurance was $31 and $42 at June 30, 2013 and December 31, 2012, respectively.
While the form of the agreements between HLAI and HLIKK and HLAI and HLL for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability was $0 and $0 at June 30, 2013 and December 31, 2012, respectively.
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
The impact of this transaction on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Earned premiums	$(8)	$(15)	$(18)	$(33)
Net realized gains (losses) [1]	(410)	566	(927)	(528)
Total revenues	(418)	551	(945)	(561)
Benefits, losses and loss adjustment expenses	3	(13)	(5)	(28)
Insurance operating costs and other expenses	(400)	759	(822)	(504)
Total expenses	(397)	746	(827)	(532)
Income (loss) before income taxes	(21)	(195)	(118)	(29)
Income tax expense (benefit)	(7)	(68)	(41)	(10)
Income from continuing operations, net of tax	$(14)	$(127)	$(77)	$(19)
Income from discontinued operations, net of tax	(1)	(1)	(2)	(1)
Net income (loss)	(15)	(128)	(79)	(20)
[1] Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Condensed Consolidated Balance Sheets include a modco reinsurance (payable)/recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance recoverable were $255, $823, $107, respectively at June 30, 2013 and $1.3 billion, $527, $900, respectively at December 31, 2012.
Champlain Life Reinsurance Company
Effective November 1, 2007, HLAI entered into a modco and coinsurance with funds withheld agreement with Champlain Life Reinsurance Company ("Champlain Life"), an affiliate captive insurance company, to provide statutory surplus relief for certain life insurance policies. The agreement was accounted for as a financing transaction in accordance with U.S. GAAP. Simultaneous with the sale of the Individual Life business to Prudential, HLAI recaptured the business assumed by Champlain Life. As a result, on January 2, 2013, HLAI was relieved of its funds withheld obligation to Champlain Life of $691; HLAI paid a recapture fee of $347 to Champlain Life; and, HLAI recognized a pre-tax gain of $344 ($224 after-tax). HLAI simultaneously ceded the recaptured reserves to Prudential and recognized the gain on recapture as part of the reinsurance loss on disposition.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Restructuring and Other Costs
As a result of a strategic business realignment announced in 2012, The Hartford is currently focusing on its Property & Casualty, Group Benefits and Mutual Funds businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 24 months. For further discussion of the Company's strategic business realignment and related business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through June 30, 2013. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to June 30, 2013, and asset impairment charges, if any, will be expensed as appropriate.
Restructuring and other costs are expected to approximate $150, pre-tax. Restructuring costs and other costs of approximately $140, pre-tax have been incurred by the Company to date in connection with these activities. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Restructuring and other costs, pre-tax incurred by the Company in connection with these activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Severance benefits and related costs	$1	$17	$7	$17
Professional fees	4	8	8	8
Asset impairment charges	5	3	5	3
Total restructuring and other costs	$10	$28	$20	$28
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Consolidated Balance Sheets are as follows:

	Six Months Ended June 30, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$31	$—	$—	$31
Accruals/provisions	7	8	5	20
Payments/write-offs	(17)	(6)	—	(23)
Balance, end of period	$21	$2	$5	$28

	Six Months Ended June 30, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$—	$—	$—	$—
Accruals/provisions	17	8	3	28
Payments/write-offs	(4)	(6)	(3)	(13)
Balance, end of period	$13	$2	$—	$15

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Discontinued Operations
The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations in accordance with the announced sale of HLIL.
The results of operations reflected as discontinued operations in the Condensed Consolidated Statements of Operations, consisting of amounts related to HLIL and the Company's Mutual Funds business, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Earned premiums	$—	$(2)	$(2)	$(5)
Fee income	—	138	8	281
Net investment income (loss)
Securities available-for-sale and other	(2)	3	(2)	6
Equity securities, trading	—	(25)	138	80
Total net investment income (loss)	(2)	(22)	136	86
Net realized capital gains (losses)	(1)	19	(10)	48
Total revenues	(3)	133	132	410
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	—	1	1	2
Benefits, losses and loss adjustment expenses - returns credited on international variable annuity	—	(25)	138	80
Amortization of DAC	—	9	—	18
Insurance operating costs and other expenses	(11)	146	(33)	211
Total benefits, losses and expenses	(11)	131	106	311
Income before income taxes	8	2	26	99
Income tax expense	3	8	2	19
Income (loss) from operations of discontinued operations, net of tax	5	(6)	24	80
Net realized capital loss on disposal, net of tax	(51)	—	(51)	—
Income (loss) from discontinued operations, net of tax	$(46)	$(6)	$(27)	$80
[1] Includes an income tax benefit of $298 on the sale of HLIL for the three and six months ended June 30, 2013.

The carrying values of the assets and liabilities of HLIL classified as held for sale in the Condensed Consolidated Balance Sheets are as follows:

As of June 30, 2013
Assets
Fixed maturities	$444
Equity securities, trading	1,665
Short-term investments	2
Cash	103
Other assets	(273)
Total assets held for sale	$1,941
Liabilities
Other policyholder funds and benefits payable – international variable annuities	1,665
Other liabilities	(3)
Total liabilities held for sale	$1,662

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Changes In and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI by component consist of the following:
Three months ended June 30, 2013

	Net Unrealized Gain on Securities [1]	Net Gain (Loss) on Cash-Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Total AOCI [1]
Beginning balance	$960	$182	$(64)	$1,078
OCI before reclassifications	(489)	(49)	—	(538)
Amounts reclassified from AOCI	(8)	(12)	—	(20)
Net OCI	(497)	(61)	—	(558)
Ending balance	$463	$121	$(64)	$520
[1]    All amounts are net of tax and DAC.
Six months ended June 30, 2013

	Net Unrealized Gain on Securities [1]	Net Gain (Loss) on Cash-Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Total AOCI [1]
Beginning balance	$1,752	$258	$(23)	1,987
OCI before reclassifications	(276)	(77)	(41)	(394)
Amounts reclassified from AOCI	(1,013)	(60)	—	(1,073)
Net OCI	(1,289)	(137)	(41)	(1,467)
Ending balance	$463	$121	$(64)	$520
[1]    All amounts are net of tax and DAC.

Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three months ended June 30, 2013	Six months ended June 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$13	$1,559	Net realized capital gains (losses)
	13	1,559	Total before tax
	5	546	Income tax expense
	$8	$1,013	Net income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps [2]	$2	$66	Net realized capital gains (losses)
Interest rate swaps	15	29	Net investment income
Foreign currency swaps	1	(2)	Net realized capital gains (losses)
	18	93	Total before tax
	6	33	Income tax expense
	$12	$60	Net income
Total amounts reclassified from AOCI	$20	$1,073	Net income
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of June 30, 2013, and its results of operations for the three months ended June 30, 2013 compared to the equivalent 2012 period. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2012 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Fee income and other	$357	$752	(53%)	$710	$1,521	(53%)
Earned premiums	41	27	52%	80	73	10%
Net investment income:
Securities available-for-sale and other	435	657	(34%)	867	1,299	(33%)
Equity securities, trading	1	(1)	NM	1	1	—%
Total net investment income	436	656	(34%)	868	1,300	(33%)
Net realized capital gains (losses) [1]	(605)	675	NM	838	(586)	NM
Total revenues	229	2,110	(89%)	2,496	2,308	8%
Benefits, losses and loss adjustment expenses	413	734	(44%)	869	1,434	(39%)
Amortization of deferred policy acquisition costs and present value of future profits	27	82	(67%)	71	153	(54%)
Insurance operating costs and other expenses	(171)	1,192	NM	(414)	356	NM
Reinsurance loss on dispositions	(1)	—	NM	1,491	—	NM
Dividends to policyholders	3	6	(50%)	8	11	(27%)
Total benefits, losses and expenses	271	2,014	(87%)	2,025	1,954	4%
Income from continuing operations before income taxes	(42)	96	NM	471	354	33%
Income tax expense (benefit)	(53)	3	NM	93	59	58%
Income from continuing operations, net of tax	11	93	(88%)	378	295	28%
Income from discontinued operations, net of tax	(46)	(6)	NM	(27)	80	NM
Net income (loss)	(35)	87	NM	351	375	(6%)
Net income (loss) attributable to noncontrolling interest	—	—	—%	6	(1)	NM
Net income attributable to Hartford Life Insurance Company	$(35)	$87	NM	$345	$376	(8%)

[1]	Includes net realized capital gains (losses) on business dispositions of $1,561 for the six months ended June 30, 2013.
Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
Net income decreased for the three and six months ended June 30, 2013 as compared to the prior year periods. The decease in net income for the three months ended June 30, 2013 was primarily the result of increased realized capital losses which were partially offset by decreased losses from the affiliate modco reinsurance agreement. The decrease in net income for the six months ended June 30, 2013 was primarily driven by the change in the modco reinsurance agreement.
The affiliate modco reinsurance agreement increased earnings by $113 and deceased earnings by $59 for the three and six months ended June 30, 2013, respectively, as compared to 2012, resulting in modco net losses of $15 and $79 for the three and six months ended June 30, 2013. The most significant fluctuations of the modco agreement were within net realized capital gains (losses) and insurance operating costs and other expenses, which are primarily due to changes in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Net realized capital gains (losses), excluding the impacts of the affiliate modco reinsurance agreement and the net realized gains on business disposition, decreased by $305 and increased by $262 for the three and six months ended June 30, 2013, respectively, as compared to the prior year periods, resulting in net realized capital losses of $196 and net realized capital gains of $204 for the three and six months ended June 30, 2013. For further discussion of net realized capital gains (losses), see MD&A - Net Realized Capital Gains (Losses).
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

Investment Results
Net Investment Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$318	4.4%	$494	4.5%	$639	4.4%	$988	4.5%
Equity securities, AFS	3	4.2%	2	1.9%	4	2.6%	5	2.3%
Mortgage loans	42	4.7%	63	5.2%	87	4.9%	121	5.2%
Policy loans	22	6.2%	30	6.3%	41	5.6%	59	6.1%
Limited partnerships and other alternative investments	41	12.4%	33	10.0%	67	10.1%	57	8.4%
Other [3]	27		52		64		105
Investment expense	(18)		(17)		(35)		(36)
Total securities AFS and other	435	4.6%	657	4.7%	867	4.5%	1,299	4.6%
Equity securities, trading	1		(1)		1		1
Total net investment income (loss)	$436		$656		868		1,300
Total securities, AFS and other excluding limited partnerships and other alternative investments	$394	4.3%	$624	4.5%	$800	4.3%	$1,242	4.5%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) before investment expenses divided by the monthly average invested assets at cost, or adjusted carrying value, as applicable, excluding equity securities, trading, repurchase agreement and dollar roll collateral, and consolidated variable interest entity non-controlling interests. Yield calculations for the six months ended June 30, 2013 exclude assets transfered due to the sale of the Retirement Plans and Individual Life businesses. Yield calculations for all periods exclude income and assets associated with the disposal of the HLIL business.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
Total net investment income declined primarily due to a decrease in asset levels as a result of the sale of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. This decline was partially offset by higher income from limited partnerships, due to an increase in income from hedge funds. Annualized investment yield excluding limited partnerships and other alternative investments declined to 4.3% in the second quarter of 2013 compared to 4.5% in the second quarter of 2012, primarily resulting from the impact of the assets transferred as part of the disposed businesses.
The annualized net investment income yield, excluding partnerships and other alternative investments, has declined to 4.3% or approximately 20 basis points in the second quarter of 2013 versus the second quarter of 2012, based upon the impacts of the divested Individual Life and Retirement Plans businesses as well as new investments purchased at marginally lower rates. The invested assets transferred associated with the divested Individual Life and Retirement Plans businesses had a carrying value of $16.9 billion and an average book yield, including the impact of associated derivatives, of approximately 5.0% and represent the vast majority of the estimated change in the net investment income yield. The average investment rate in the first half of 2013 was approximately 3.4%, excluding treasury securities and mortgage backed securities related to dollar roll transactions (for further discussion on dollar roll transactions see Note 4 - Investments and Derivative Investments of Notes to Condensed Consolidated Financial Statements), which approximates the average yield of sales and maturities in the first half of 2013. Based upon current investment rates, we currently expect the portfolio yield, excluding limited partnerships and other alternative investments, for the full year 2013, to approximate the second quarter 2013 net investment income yield of 4.3%. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities.

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2013	2012	2013	2012
Gross gains on sales	$60	$154	$1,673	$283
Gross losses on sales	(44)	(97)	(98)	(162)
Net OTTI losses recognized in earnings	(3)	(44)	(16)	(64)
Valuation allowances on mortgage loans	(1)	—	—	—
Japanese fixed annuity contract hedges, net [1]	1	2	4	(18)
Periodic net coupon settlements on credit derivatives/Japan	(2)	5	(5)	—
Results of variable annuity hedge program
U.S. GMWB derivatives, net	(31)	(115)	16	70
U.S. macro hedge program	(47)	6	(132)	(183)
Total U.S. program	(78)	(109)	(116)	(113)
International Program	(516)	610	(599)	(362)
Total results of variable annuity hedge program	(594)	501	(715)	(475)
GMIB/GMAB/GMWB reinsurance	274	(359)	611	251
Coinsurance and modified coinsurance reinsurance contracts	(302)	485	(701)	(442)
Other, net [2]	6	28	85	41
Net realized capital gains (losses)	$(605)	$675	$838	$(586)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[2]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, gains and losses on non-qualifying derivatives.

Details on the Company's net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the three months ended June 30, 2013 were primarily due to gains on the sale of industrial corporate and ABS securities. Gross losses on the sales three months ended June 30, 2013 were the result of losses on sales on financial securities. The sales were primarily as a result of normal portfolio and duration management. Gross gains and losses on sales for the six months ended June 30, 2013 were primarily due to the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion.

•
Gross gains and losses on sales for the three and six months ended June 30, 2012 were predominately from investment grade corporate securities and U.S. treasuries due to tactical repositioning of the portfolio.

Variable annuity hedge program
•      For the three months ended June 30, 2013, the net loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by losses of $39 resulting from an increase in interest rates, and losses of $38 resulting from an increase in fees for selected GMWB riders, partially offset by gains of $57 driven by favorable policyholder behavior. For the six months ended June 30, 2013, the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $103 resulting from favorable policyholder behavior, partially offset by losses of $42 from an increase in interest rates, and losses of $39 resulting from an increase in fees for selected GMWB riders.

•
For the three and six months ended June 30, 2013, the loss on the U.S. macro hedge program was primarily due to losses of $23 and $78, respectively, related to an improvement in domestic equity markets, and losses of $33 and $42, respectively, due to an increase in interest rates.

•
For the three and six months ended June 30, 2013, the loss associated with the international program was primarily driven by losses due to an improvement in global equity markets, losses due to a depreciation of the Japanese yen in relation to the euro and the U.S. dollar, and losses due to an increase in Japanese interest rates.

• For the three months ended June 30, 2012 the loss on U.S. GMWB related derivatives, net, was primarily due to increased equity and interest rate volatility of $67 and a decrease in long-term interest rates of $46. For the six months ended June 30, 2012 the gain on U.S. GMWB related derivatives, net, was primarily due to favorable policyholder behavior which resulted in a gain of $134, partially offset by a loss of $24 driven by an increase in the equity market and a loss of $21 due to a credit standing adjustment. For the six months ended June 30, 2012 the loss on the U.S. macro hedge program was primarily due to losses of $79 related to an increase in domestic equity markets, $72 related to the passage of time, and $40 related to a decrease in equity volatility.
•      For the three months ended June 30, 2012 the gain associated with the international program was primarily driven by appreciation of the Japanese yen in relation to the euro and the U.S. dollar, a decline in global and domestic equity markets, and a decrease in interest rates. For the six months ended June 30, 2012 the loss associated with the international program was primarily driven by an improvement in global and domestic equity markets, and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decline in interest rates.

Other, net

•
Other, net gain for the six months ended June 30, 2013, was primarily due to gains of $71 on interest derivatives largely associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2. Additional gains of $44 for the six months ended June 30, 2013 were related to transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar.

•
Other, net gain for the three and six months ended June 30, 2012 was primarily due to gains of $12 and $111, respectively, on credit derivatives driven by credit spread tightening. For the six months ended June 30, 2012 these gains were partially offset by losses of $56 related to Japan 3Win foreign currency swaps primarily driven by a decline in interest rates and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2012 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for June 30, 2013 results.
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
The benefit (charge) to net income (loss) by asset and liability as a result of the Unlock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
DAC	$(2)	$(31)	$(3)	$7
SIA	—	(2)	(1)	(1)
URR	—	5	—	5
Death and Other Insurance Benefit Reserves	5	13	23	45
Total (pre-tax)	3	(15)	19	56
Income tax effect	1	(3)	7	19
Total (after-tax)	$2	$(12)	$12	$37
The Unlock benefit for the three months ended June 30, 2013 was primarily due to actual separate account returns above our aggregated estimated returns during the period. The Unlock charge for the three months ended June 30, 2012 was primarily due to actual separate account returns below our aggregated estimated returns during the period. The Unlock benefit, after-tax for the six months ended June 30, 2013 and 2012 was primarily due to actual separate account returns being above our aggregated estimated returns.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of June 30, 2013, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 22%, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. On April 29, 2013 HLIC issued a Revolving Note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company, the Company's parent, under the intercompany liquidity agreement. The Note bears interest at 0.92% and matures on April 29, 2014. On May 29, 2013 Hartford Life and Annuity Insurance Company, a subsidiary of the Company, issued a Note in the principal amount of $225 to Hartford Life and Accident Insurance Company, the Company's parent, under the intercompany liquidity agreement. The Note bears interest at 1.00% and matures on May 29, 2014.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2013, is $718. Of this $718 the legal entities have posted collateral of $707 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $15 to be posted as collateral. Based on derivative market values as of June 30, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $20 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
As June 30, 2013, there were no derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1, or both BBB+ and Baa1. In addition, the Company holds notional and fair value amounts of $3.8 billion and $88, respectively, of a customized GMWB derivative which contains an early termination trigger.
On June 17, 2013, S&P lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to BBB+. Given this downgrade action, termination rating triggers of one derivative counterparty relationship was impacted. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising its termination right. The Company is in the process of re-negotiating the rating trigger which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of June 30, 2013, the notional amount and fair value related to this counterparty is $1.3 billion and $(8), respectively.

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
The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the second quarter of 2013, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.
As of June 30, 2013, the Company’s cash and short-term investments of $2.6 billion, included $217 of collateral received from, and held on behalf of, derivative counterparties and $124 of collateral pledged to derivative counterparties. The Company also held $2.1 billion of treasury securities, of which $462 had been pledged to derivative counterparties and $2.2 billion of government agency securities of which $108 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $41 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of June 30, 2013:

Fixed maturities	$31,607
Short-term investments	1,920
Cash	645
Less: Derivative collateral	911
Total	$33,261
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
The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of June 30, 2013, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of June 30, 2013
Total Contractholder obligations	$199,588
Less: Separate account assets [1]	147,975
General account contractholder obligations	$51,613
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$18,398
Fixed MVA annuities [3]	8,634
International fixed MVA annuities	1,702
Guaranteed investment contracts (“GIC”) [4]	80
Other [5]	22,799
General account contractholder obligations	$51,613

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
Cash Flows

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$393	$874
Net cash provided by (used for) investing activities	$1,894	$(1,468)
Net cash used for financing activities	$(2,879)	$611
Cash – end of period	$645	$1,200
Net cash provided by operating activities decreased mainly due to realized capital losses of $838 in 2013 and a decrease in change in payables and accruals of $517 partially offset by reinsurance loss on disposal of $1.5 billion. Net cash provided 2012 was mainly due to net realized capital gains of $538.
Net cash provided by investing activities in 2013 primarily relates to net net proceeds of available-for-sale securities of $2.7 billion, net proceeds from businesses sold of $460, partially offset by net payments on derivatives of $1.1 billion. Net cash used for investing activities in 2012 primarily relates to net payments on derivatives of $656 and net purchases of mortgage loans of $878.
Net cash used for financing activities in 2013 relates to a return of capital of $1.2 billion, fee repayment to recapture affiliate reinsurance of $347, decrease in securities loaned or sold of $609, and net outflows on investment and universal life-type contracts of $672. Net cash used for financing activities in 2012 relates to net outflows on investment and universal life-type contracts of $889.
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
On June 17, 2013, Standard & Poor's ("S&P") affirmed the financial strength ratings of BBB+ for Hartford Life and Annuity Insurance Company.   S&P downgraded the financial strength rating for Hartford Life Insurance Company to BBB+ from A-. The outlook is stable for Hartford Life Insurance Company and Hartford Life and Annuity.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 24, 2013:

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Life Insurance Company	A-	A-	BBB+	A3
Hartford Life and Annuity Insurance Company	A-	A-	BBB+	Baa2
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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $5.6 billion as of June 30, 2013 and $5.0 billion as of December 31, 2012, respectively. The statutory surplus amount as of December 31, 2012 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2013, is an estimate, as the second quarter 2013 statutory filings have not yet been made.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2013.
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

Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 1A of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS

See Exhibits Index on page	72

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
July 29, 2013

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013
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