Form 10-Q
period 2013-09-30
HARTFORD LIFE INSURANCE CO
filed 2013-10-29
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of October 28, 2013, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

•
the risks, challenges and uncertainties associated with actions beyond the capital management plan and strategic realignment, which may include acquisitions, divestitures or restructurings, and the potential that any such actions may negatively impact our business, financial condition, results of operations and liquidity;

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
Simsbury, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of September 30, 2013 and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 and 2012 and statements of changes in stockholder’s equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2013 (September 13, 2013 as to the retrospective presentation of discontinued operations and the retrospective adoption of a change in disclosure of offsetting assets and liabilities)(which report includes an explanatory paragraph relating to the retrospective presentation of discontinued operations and the retrospective adoption of a change in disclosure of offsetting assets and liabilities), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 28, 2013

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2013	2012	2013	2012
	(Unaudited)
Revenues
Fee income and other	$375	$739	$1,085	$2,260
Earned premiums	55	3	135	76
Net investment income:
Securities available-for-sale and other	415	620	1,282	1,919
Equity securities, trading	—	—	1	1
Total net investment income	415	620	1,283	1,920
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(19)	(35)	(43)	(113)
OTTI losses recognized in other comprehensive income	3	22	11	36
Net OTTI losses recognized in earnings	(16)	(13)	(32)	(77)
Net realized capital gains on business dispositions	—	—	1,561	—
Other net realized capital losses	(25)	(179)	(732)	(701)
Total net realized capital gains (losses)	(41)	(192)	797	(778)
Total revenues	804	1,170	3,300	3,478
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	435	762	1,304	2,196
Amortization of deferred policy acquisition costs and present value of future profits	147	83	218	236
Insurance operating costs and other expenses	(36)	99	(450)	455
Reinsurance loss on dispositions	—	—	1,491	—
Dividends to policyholders	4	4	12	15
Total benefits, losses and expenses	550	948	2,575	2,902
Income from continuing operations before income taxes	254	222	725	576
Income tax expense	52	49	145	108
Income from continuing operations, net of tax	202	173	580	468
Income (loss) from discontinued operations, net of tax	(1)	30	(28)	110
Net income	201	203	552	578
Net income (loss) attributable to noncontrolling interest	—	—	6	(1)
Net income attributable to Hartford Life Insurance Company	$201	$203	$546	$579
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2013	2012	2013	2012
	(Unaudited)
Comprehensive Income (Loss)
Net income	$201	$203	$552	$578
Other comprehensive income (loss):
Change in net unrealized gain/loss on securities	(84)	515	(1,373)	1,059
Change in net gain/loss on cash-flow hedging instruments	(11)	(5)	(148)	(7)
Change in foreign currency translation adjustments	62	15	21	21
Total other comprehensive income	(33)	525	(1,500)	1,073
Total comprehensive income (loss)	168	728	(948)	1,651
Less: comprehensive income (loss) attributable to noncontrolling interest	—	—	6	(1)
Total comprehensive income (loss) attributable to Hartford Life Insurance Company	$168	$728	$(954)	$1,652
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $28,838 and $45,753) (includes variable interest entity assets, at fair value, of $33 and $89)	$29,741	$49,404
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $118 and $132)	949	1,010
Equity securities, trading, at fair value (cost of $10 and $1,614)	11	1,847
Equity securities, available-for-sale, at fair value (cost of $388 and $408) (includes variable interest entity assets of $1 as of September 30, 2013)	385	400
Mortgage loans (net of allowance for loan losses of $12 and $14)	3,552	4,935
Policy loans, at outstanding balance	1,410	1,951
Limited partnerships, and other alternative investments (includes variable interest entity assets of $4 and $6)	1,328	1,372
Other investments	283	582
Short-term investments (includes variable interest entity assets of $8 as of September 30, 2013)	2,262	2,354
Total investments	39,921	63,855
Cash	470	1,342
Premiums receivable and agents’ balances	45	58
Reinsurance recoverable	19,905	2,893
Deferred policy acquisition costs and present value of future profits	724	3,072
Deferred income taxes, net	2,188	1,557
Goodwill	—	250
Other assets	880	1,306
Assets held for sale	2,002	—
Separate account assets	139,864	141,558
Total assets	$205,999	$215,891
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$12,902	$11,916
Other policyholder funds and benefits payable	37,928	40,501
Other policyholder funds and benefits payable — international unit-linked bonds and pension products	—	1,837
Consumer notes	83	161
Other liabilities (including variable interest entity liabilities of $58 and $111)	5,264	9,535
Liabilities held for sale	1,723
Separate account liabilities	139,864	141,558
Total liabilities	197,764	205,508
Commitments and Contingencies (Note 9)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	6,961	8,155
Accumulated other comprehensive income, net of tax	487	1,987
Retained earnings (accumulated deficit)	781	235
Total stockholder’s equity	8,235	10,383
Total liabilities and stockholder’s equity	$205,999	$215,891

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Stockholder’s Equity
	(Unaudited)
Nine Months Ended September 30, 2013
Balance, beginning of period	$6	$8,155	$1,987	$235	$—	$10,383
Capital contributions (to) from parent [1]	—	(1,194)	—	—	—	(1,194)
Dividends declared	—	—	—	—	—	—
Net income (loss)	—	—	—	546	6	552
Change in non-controlling interest ownership	—	—	—	—	(6)	(6)
Total other comprehensive income	—	—	(1,500)	—	—	(1,500)
Balance, end of period	$6	$6,961	$487	$781	$—	$8,235
Nine Months Ended September 30, 2012
Balance, beginning of period	$6	$8,271	$953	$(319)	$—	$8,911
Capital contributions (to) from parent	—	8	—	—	—	8
Dividends declared	—	—	—	1	—	1
Net income	—	—	—	579	(1)	578
Change in non-controlling interest ownership	—	—	—	—	1	1
Total other comprehensive income	—	—	1,073	—	—	1,073
Balance, end of period	$6	$8,279	$2,026	$261	$—	$10,572

[1]
On February 5, 2013, the Company received approval from the State of Connecticut Insurance Department to pay a $1.2 billion extraordinary dividend to its parent company; which was distributed on February 22, 2013 and recorded as a return of capital.

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2013	2012
	(Unaudited)
Operating Activities
Net income	$552	$578
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	218	262
Additions to deferred policy acquisition costs and present value of future profits	(10)	(253)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	24	49
Reinsurance recoverables	(321)	(49)
Receivables and other assets	(82)	41
Payables and accruals	(967)	(252)
Accrued and deferred income taxes	638	309
Net realized capital (gains) losses	(797)	705
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	(105)	(24)
Net decrease in equity securities, trading	104	21
Reinsurance loss on dispositions	1,491	—
Depreciation and amortization	52	133
Other, net	(158)	(10)
Net cash provided by operating activities	639	1,510
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities and short-term investments, available-for-sale	12,189	22,657
Fixed maturities, fair value option	60	191
Equity securities, available-for-sale	63	73
Mortgage loans	266	168
Partnerships	98	64
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(9,318)	(21,703)
Fixed maturities, fair value option	(95)	(182)
Equity securities, available-for-sale	(66)	(36)
Mortgage loans	(170)	(1,039)
Partnerships	(59)	(376)
Proceeds from business sold (excluding $485 of non-cash proceeds)	460	—
Derivatives, net	(1,349)	(1,282)
Change in policy loans, net	—	—
Change in all other, net	(37)	(3)
Net cash provided by (used for) investing activities	2,042	(1,468)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	6,444	8,363
Withdrawals and other deductions from investment and universal life-type contracts	(19,778)	(17,976)
Net transfers from separate accounts related to investment and universal life-type contracts	12,242	8,480
Net (decrease) increase in securities loaned or sold under agreements to repurchase	(719)	1,585
Capital contributions	(1,200)	(1)
Fee to recapture affiliate reinsurance	(347)	—
Net repayments at maturity or settlement of consumer notes	(78)	(124)
Net cash (used for) provided by financing activities	(3,436)	327
Transfer of cash to held for sale	(115)	—
Foreign exchange rate effect on cash	(2)	—
Net (decrease) increase in cash	(872)	369
Cash — beginning of period	1,342	1,183
Cash — end of period	$470	$1,552
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(119)	$(275)
Noncash capital contributions received	6	8
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	—	43

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
The accompanying Condensed Consolidated Financial Statements and Notes as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K Annual Report.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax expense at the U.S. federal statutory rate	$89	$78	$254	$202
Dividends received deduction	(35)	(26)	(98)	(87)
Foreign related investments	(2)	(5)	(7)	(11)
Valuation allowance	—	—	—	—
Other	—	2	(4)	4
Income tax expense (benefit)	$52	$49	$145	$108
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude in the second half of 2014. The 2010-2011 audit commenced in the fourth quarter of 2012 and is expected to conclude by the end of 2014. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $0 as of September 30, 2013 and $53 as of December 31, 2012, relating mostly to foreign net operating losses. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current year presentation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Hartford Life International Limited ("HLIL")
On June 27, 2013, The Hartford announced the signing of a definitive agreement to sell HLIL, an indirect wholly-owned subsidiary of the Company, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset will be its subsidiary, Hartford Life Limited ("HLL"), a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. As the sale transaction is expected to result in a loss upon disposition, the Company recognized an estimated after-tax loss of approximately $51 for the nine months ended September 30, 2013 upon signing the agreement. The related loss accrual is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2013. The purchase price is based on HLIL's financial position as of March 31, 2013. Certain accounting results that occur after March 31, 2013 through the date of the closing of the transaction are passed to the buyer. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close by the end of 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations as further discussed in Note 13 - Discontinued Operations.
Sale of Retirement Plans
On January 1, 2013, HLI completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax gain of $45 for the nine months ended September 30, 2013. The Company recognized $565 in reinsurance loss on disposition including a reduction in goodwill of $87, offset by $634 in realized capital gains for a $69 impact to income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
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
For the three and nine months ended September 30, 2012, Retirement Plans total revenues were $193 and $592, respectively and net income was $(7) and $9, respectively.
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
For the three and nine months ended September 30, 2012, Individual Life total revenues were $306 and $983, respectively and net income was $1 and $43, respectively.

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

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds reported in separate account assets and exchange-traded derivative instruments.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative instruments, as well as limited partnerships and other alternative investments carried at fair value that cannot be redeemed in the near-term at the NAV. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $78 and $232, respectively, for the three and nine months ended September 30, 2013, and $600 and $1,248 for the three and nine months ended September 30, 2012, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,115	$—	$942	$173
CDOs	1,643	—	1,086	557
CMBS	2,438	—	1,968	470
Corporate	17,348	—	16,507	841
Foreign government/government agencies	1,179	—	1,133	46
Municipal	1,041	—	933	108
RMBS	2,663	—	1,743	920
U.S. Treasuries	2,314	55	2,259	—
Total fixed maturities	29,741	55	26,571	3,115
Fixed maturities, FVO	949	—	753	196
Equity securities, trading	11	11	—	—
Equity securities, AFS	385	200	127	58
Derivative assets
Credit derivatives	25	—	6	19
Equity derivatives	6	—	—	6
Foreign exchange derivatives	(50)	—	(50)	—
Interest rate derivatives	(27)	—	(27)	—
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	79	—	(18)	97
U.S. macro hedge program	160	—	—	160
International program hedging instruments	84	—	91	(7)
Other derivative contracts	—		—	—
Total derivative assets [1]	277	—	2	275
Short-term investments	2,262	324	1,938	—
Limited partnerships and other alternatives [2]	463	—	302	161
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	(36)	—	61	(97)
Separate account assets [3]	136,447	98,149	37,563	735
Assets held for sale	2,211	1,732	471	8
Total assets accounted for at fair value on a recurring basis	$172,710	$100,471	$67,788	$4,451
Percentage of level to total	100%	58%	39%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(1,053)	$—	$—	$(1,053)
Equity linked notes	(13)	—	—	(13)
Total other policyholder funds and benefits payable	(1,066)	—	—	(1,066)
Derivative liabilities
Credit derivatives	(16)	—	—	(16)
Equity derivatives	13	—	(1)	14
Foreign exchange derivatives	(206)	—	(206)	—
Interest rate derivatives	(337)	—	(311)	(26)
U.S. GMWB hedging instruments	79	—	(43)	122
U.S. macro hedge program	21	—	—	21
International program hedging instruments	(277)	—	(113)	(164)
Total derivative liabilities [4]	(723)	—	(674)	(49)
Consumer notes [5]	(1)	—	—	(1)
Liabilities held for sale	(31)	—	—	(31)
Total liabilities accounted for at fair value on a recurring basis	$(1,821)	$—	$(674)	$(1,147)

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

[1]
Includes over-the-counter("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. At September 30, 2013 and December 31, 2012, $89 and $92, respectively, was the amount of cash collateral liability that was netted against the derivative asset value on the Condensed Consolidated Balance Sheet, and is excluded from the table above. For further information on derivative liabilities, see footnote 4 below.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at value.

[3]	As of September 30, 2013 and December 31, 2012, excludes approximately $3.4 billion and $3.1 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC and OTC-cleared derivatives that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2013 and December 31, 2012, 97% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

	As of September 30, 2013
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$470	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	67bps	2,615bps	624bps	Decrease
Corporate [3]	431	Discounted cash flows	Spread	175bps	5,014bps	388bps	Decrease
Municipal	108	Discounted cash flows	Spread	192bps	290bps	229bps	Decrease
RMBS	920	Discounted cash flows	Spread	64bps	1,992bps	284bps	Decrease
			Constant prepayment rate	0.0%	10.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	17.0%	8.0%	Decrease
			Loss severity	—%	100.0%	79.0%	Decrease
	As of December 31, 2012
CMBS	$532	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320bps	3,615bps	1,013bps	Decrease
Corporate [3]	888	Discounted cash flows	Spread	145bps	900bps	333bps	Decrease
Municipal	169	Discounted cash flows	Spread	227bps	344bps	254bps	Decrease
RMBS	1,133	Discounted cash flows	Spread	54bps	1,689bps	379bps	Decrease
			Constant prepayment rate	0.0%	12.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	24.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Fair Value Measurements (continued)
Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of September 30, 2013
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(26)	Discounted cash flows	Swap curve beyond 30 years	3.4%	3.4%	Increase
U.S. GMWB hedging instruments
Equity options	108	Option model	Equity volatility	21%	36%	Increase
Customized swaps	111	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	181	Option model	Equity volatility	22%	34%	Increase
International hedging program
Equity options	(171)	Option model	Equity volatility	29%	39%	Increase
	As of December 31, 2012
Equity derivatives
Equity options	$45	Option model	Equity volatility	13%	24%	Increase
Interest rate derivative
Interest rate swaps	(57)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International hedging program
Equity options	44	Option model	Equity volatility	22%	33%	Increase
Long interest rate	(119)	Option model	Interest rate volatility	—%	1%	Increase

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, September 30, 2013, no significant adjustments were made by the Company to broker prices received.
As of September 30, 2013 and December 31, 2012, excluded from the tables above are limited partnerships and other alternative investments which total $161 and $150, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implemented initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For the three and nine months ended September 30, 2013, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains/(losses) of $215 and $430, respectively. For the three and nine months ended September 30, 2012, the the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains/(losses) of $192 and $398, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $40 and $84 for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012 the behavior risk margin was $40 and $77, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $9 and $11 for the three and nine months ended September 30, 2013, respectively, and $7 and $9 for the three and nine months ended September 30, 2012.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ended September 30, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of June 30, 2013	$169	$629	$485	$813	$44	$109	$971	$3,220	$197
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	—	(9)	(2)	—	—	(2)	(13)	(1)
Included in OCI [3]	1	3	33	5	—	(1)	(3)	38	—
Purchases	5	4	17	23	3	—	29	81	3
Settlements	(1)	(50)	(20)	(2)	(1)	—	(36)	(110)	—
Sales	—	—	(28)	(3)	—	—	(39)	(70)	(1)
Transfers into Level 3 [4]	—	—	5	26	—	—	—	31	—
Transfers out of Level 3 [4]	(1)	(29)	(13)	(19)	—	—	—	(62)	(2)
Fair value as of September 30, 2013	$173	$557	$470	$841	$46	$108	$920	$3,115	$196
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$—	$—	$(4)	$(2)	$—	$—	$(4)	$(10)	$(1)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other derivative contracts	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2013	$62	$3	$25	$(51)	$329	$209	$(116)	$(20)	$379
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(4)	—	(6)	1	(109)	(39)	(65)	—	(218)
Included in OCI [3]	—	—	—	—	—	—	—	—	—
Purchases	—	—	1	—	—	11	(4)	—	8
Settlements	—	—	—	—	(1)	—	42	—	41
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	24	—	—	(28)	20	16
Fair value as of September 30, 2013	$58	$3	$20	$(26)	$219	$181	$(171)	$—	$226
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(4)	$—	$(5)	$1	$(111)	$(39)	$(47)	$—	$(201)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Assets held for Sale	Separate Accounts
Fair value as of June 30, 2013	$174	$225	$5	$820
Transfers to assets held for sale	—	—	—	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(10)	(405)	5	(9)
Included in OCI [3]	—	6	—	—
Purchases	17	—	—	(19)
Settlements	—	77	(2)	—
Sales	—	—	—	(35)
Transfers into Level 3 [4]	—	—	—	35
Transfers out of Level 3 [4]	(20)	—	—	(57)
Fair value as of September 30, 2013	$161	$(97)	$8	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(10)	$(405)	$5	$3

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities Held for Sale	Consumer Notes
Fair value as of June 30, 2013	$(1,676)	$(12)	$(1,688)	$(28)	$(1)
Transfers to liabilities held for sale	—	—	—	—	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	677	(1)	676	—	—
Included in OCI [3]	(9)	—	(9)	(2)	—
Settlements	(45)	—	(45)	(1)	—
Fair value as of September 30, 2013	$(1,053)	$(13)	$(1,066)	$(31)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$677	$(1)	$676	$—	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the nine months ended September 30, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2013	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(11)	(11)	12	1	—	27	18	8
Included in OCI [3]	16	101	66	(18)	(5)	(10)	34	184	—
Purchases	21	30	30	68	27	—	61	237	12
Settlements	(5)	(85)	(65)	(65)	(3)	—	(104)	(327)	(1)
Sales	(83)	(195)	(97)	(300)	(6)	(51)	(231)	(963)	(22)
Transfers into Level 3 [4]	—	23	35	85	—	—	—	143	3
Transfers out of Level 3 [4]	(14)	(29)	(20)	(281)	(2)	—	—	(346)	(3)
Fair value as of September 30, 2013	$173	$557	$470	$841	$46	$108	$920	$3,115	$196
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(4)	$—	$(5)	$(4)	$—	$—	$(5)	$(18)	$28

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other derivative contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$55	$4	$45	$(57)	$519	$286	$(75)	$—	$722
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(8)	—	(23)	5	(299)	(139)	(149)	—	(605)
Included in OCI [3]	6							—
Purchases	7	—	1	—	—	34	(29)	—	6
Settlements	—	(1)	(3)	—	(1)	—	54	—	49
Sales	(2)	—	—	—	—	—	—		—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	26	—	—	28	20	74
Fair value as of September 30, 2013	$58	$3	$20	$(26)	$219	$181	$(171)	$—	$226
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(7)	$—	$(21)	$—	$(296)	$(136)	$(75)	$—	$(528)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Assets held for Sale	Separate Accounts
Fair value as of January 1, 2013	$150	$1,081	$—	$583
Transfers to assets held for sale	—	(12)	12	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(8)	(1,241)	3	7
Included in OCI [3]	—	(164)	—	—
Purchases	59	—	—	240
Settlements	—	239	(7)	(1)
Sales	(9)	—		(66)
Transfers into Level 3 [4]	—	—	—	39
Transfers out of Level 3 [4]	(31)	—	—	(67)
Fair value as of September 30, 2013	$161	$(97)	$8	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(8)	$(1,241)	$3	$15

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities Held for Sale	Consumer Notes
Fair value as of January 1, 2013	$(3,119)	$(8)	$(3,127)	$—	$(2)
Transfers to liabilities held for sale	43	—	43	(43)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,936	(5)	1,931	14	1
Included in OCI [3]	197	—	197	1	—
Settlements [8]	(110)	—	(110)	(3)	—
Fair value as of September 30, 2013	$(1,053)	$(13)	$(1,066)	$(31)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$1,936	$(5)	$1,931	$14	$1
The tables below provide a fair value roll forward for the three months ended September 30, 2012, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2012	$269	$685	$610	$1,221	$42	$506	$1,035	$4,368	$482
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1	(6)	(7)	(5)	—	(4)	(17)	(38)	32
Included in OCI [3]	8	37	17	(29)	—	13	145	191	—
Purchases	6	—	7	15	2	—	41	71	—
Settlements	(4)	(6)	(22)	(1)	(1)	—	(33)	(67)	—
Sales	(9)	—	(74)	(6)	(10)	(22)	(53)	(174)	—
Transfers into Level 3 [4]	9	—	11	179	—	—	2	201	—
Transfers out of Level 3 [4]	(12)	—	—	(28)	—	(303)	(23)	(366)	—
Fair value as of September 30, 2012	$268	$710	$542	$1,346	$33	$190	$1,097	$4,186	$514
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$1	$(6)	$(7)	$(4)	$—	$(4)	$(17)	$(37)	$32

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2012	$57	$(388)	$43	$(91)	$756	$180	$(55)	$445
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(2)	49	(12)	1	(159)	(98)	(79)	(298)
Included in OCI [3]	—	—	—	—	—	—	—	—
Purchases	2	—	24	1	19	—	15	59
Settlements	—	59	—	—	—	—	17	76
Sales	(1)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	31	—	—	—	31
Fair value as of September 30, 2012	$56	$(280)	$55	$(58)	$616	$82	$(102)	$313
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(2)	$25	$(10)	$1	$(159)	$(98)	$(51)	$(292)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of June 30, 2012	$2,662	$1,335
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(916)	(2)
Included in OCI [3]	67	—
Purchases	—	97
Settlements	98	—
Sales	—	(41)
Transfers into Level 3 [4]	—	(3)
Transfers out of Level 3 [4]	—	(7)
Fair value as of September 30, 2012	$1,911	$1,379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(916)	$8

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of June 30, 2012	$(5,143)	$(10)	$(5,153)	$(29)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,176	—	1,176	(14)	2
Included in OCI [3]	(76)	—	(76)	—	—
Settlements	(65)	—	(65)	—	—
Fair value as of September 30, 2012	$(4,108)	$(10)	$(4,118)	$(43)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$1,176	$—	$1,176	$(14)	$2

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
The tables below provide a fair value roll forward for the nine months ended September 30, 2012, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(8)	(30)	(8)	—	(4)	(6)	(56)	53
Included in OCI [3]	39	98	57	(44)	1	31	193	375	—
Purchases	18	—	18	141	8	174	253	612	—
Settlements	(40)	(24)	(66)	(39)	(3)	—	(92)	(264)	—
Sales	(21)	(1)	(108)	(39)	(10)	(82)	(163)	(424)	(23)
Transfers into Level 3 [4]	9	317	398	438	—	—	2	1,164	—
Transfers out of Level 3 [4]	(54)	—	(75)	(600)	—	(311)	(23)	(1,063)	—
Fair value as of September 30, 2012	$268	$710	$542	$1,346	$33	$190	$1,097	$4,186	$514
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(1)	$(8)	$(3)	$(4)	$—	$(4)	$1	$(19)	$61

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Total realized/unrealized gains (losses)
Included in net income [1], [2]	2	153	(24)	1	(332)	(275)	(64)	(541)
Included in OCI [3]	(2)	—	—	—	—	—	—	—
Purchases	10	—	59	1	42	—	(64)	38
Settlements	—	56	(16)	—	—	—	53	93
Sales	(10)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	31	23	—	8	62
Fair value as of September 30, 2012	$56	$(280)	$55	$(58)	$616	$82	$(102)	$313
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$2	$122	$(11)	$1	$(332)	$(274)	$(37)	$(531)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2012	$3,073	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,429)	31
Included in OCI [3]	(23)	—
Purchases	—	336
Settlements	290	(1)
Sales	—	(442)
Transfers into Level 3 [4]	—	451
Transfers out of Level 3 [4]	—	(27)
Fair value as of September 30, 2012	$1,911	$1,379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(1,429)	$18

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(5,776)	$(9)	$(5,785)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,847	(1)	1,846	(34)	2
Included in OCI [3]	26	—	26	—	—
Settlements	(205)	—	(205)	—	—
Fair value as of September 30, 2012	$(4,108)	$(10)	$(4,118)	$(43)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$1,847	$(1)	$1,846	$(34)	$2

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

[6]
Includes fair value of reinsurance recoverables of approximately $148 and $1.7 billion as of September 30, 2013 and 2012, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information.

[7]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Fair Value Option
The Company holds fair value option investments that contain an embedded credit derivative with underlying credit risk primarily related to corporate bonds and commercial real estate. Also included are foreign government securities that align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Assets
Fixed maturities, FVO
Corporate	$1	$6	$(12)	$6
CRE CDOs	—	18	3	27
Foreign government	8	13	(77)	(16)
Other liabilities
Credit-linked notes	—	(14)	—	(34)
Total realized capital gains (losses)	$9	$23	$(86)	$(17)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	September 30, 2013	December 31, 2012
Assets
Fixed maturities, FVO
ABS	$3	$—
Corporate	79	108
CDO	186	193
CMBS	8	4
Foreign government	650	699
Municipals	1	1
RMBS	5	3
U.S. Government	17	2
Total fixed maturities, FVO	$949	$1,010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,410	1,478	1,951	2,112
Mortgage loans	Level 3	3,552	3,591	4,935	5,109
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	9,224	9,433	9,318	9,668
Consumer notes [2]	Level 3	81	82	159	159

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.

The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2012.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan duration.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments
Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2013	2012	2013	2012
Gross gains on sales [1]	$50	$120	$1,723	$402
Gross losses on sales	(47)	(83)	(145)	(244)
Net OTTI losses recognized in earnings	(16)	(13)	(32)	(77)
Valuation allowances on mortgage loans	—	—	—	—
Japanese fixed annuity contract hedges, net [2]	(8)	(24)	(4)	(42)
Periodic net coupon settlements on credit derivatives/Japan	3	4	(2)	4
Results of variable annuity hedge program
U.S. GMWB derivatives, net	203	381	219	451
U.S. macro hedge program	(50)	(109)	(182)	(292)
Total U.S. program	153	272	37	159
International Program	(72)	(122)	(671)	(484)
Total results of variable annuity hedge program	81	150	(634)	(325)
GMIB/GMAB/GMWB reinsurance	226	348	837	599
Coinsurance and modified coinsurance reinsurance contracts	(322)	(734)	(1,023)	(1,176)
Other, net [3]	(8)	40	77	81
Net realized capital gains (losses)	$(41)	$(192)	$797	$(778)

[1]	Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses for the nine months ended September 30, 2013.

[2]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[3]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and changes in value of on non-qualifying derivatives and Japan 3Win related foreign currency swaps. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the nine months ended September 30, 2013.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $(13) and $1.5 billion for the three and nine months ended September 30, 2013 and $24 and $81 for the three and nine months ended September 30, 2012, respectively. Proceeds from sales of AFS securities totaled $3.5 billion and $12.3 billion, respectively, for the three and nine months ended September 30, 2013 and $7.1 billion and $21.3 billion for the three and nine months ended September 30, 2012, respectively.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2013	2012	2013	2012
Balance, beginning of period	$(699)	$(1,158)	$(813)	$(1,319)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(4)	(8)	(21)
Securities previously impaired	(3)	(7)	(3)	(15)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	34	96	152	279
Securities the Company made the decision to sell or more likely than not will be required to sell	2	—	2	—
Securities due to an increase in expected cash flows	7	1	11	4
Balance, end of period	$(659)	$(1,072)	$(659)	$(1,072)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,202	$13	$(100)	$1,115	$(3)	$1,807	$38	$(172)	$1,673	$(4)
CDOs [2]	1,602	112	(67)	1,643	(1)	2,236	61	(117)	2,160	(4)
CMBS	2,350	138	(50)	2,438	(4)	3,757	262	(107)	3,912	(7)
Corporate	16,345	1,273	(270)	17,348	(8)	27,774	3,426	(221)	30,979	(19)
Foreign govt./govt. agencies	1,265	27	(113)	1,179	—	1,369	120	(29)	1,460	—
Municipal	1,056	31	(46)	1,041	—	1,808	204	(14)	1,998	—
RMBS	2,659	77	(73)	2,663	(9)	4,590	196	(115)	4,671	(28)
U.S. Treasuries	2,359	32	(77)	2,314	—	2,412	151	(12)	2,551	—
Total fixed maturities, AFS	28,838	1,703	(796)	29,741	(25)	45,753	4,458	(787)	49,404	(62)
Equity securities, AFS	388	30	(33)	385	—	408	28	(36)	400	—
Total AFS securities [3]	$29,226	$1,733	$(829)	$30,126	$(25)	$46,161	$4,486	$(823)	$49,804	$(62)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2013 and December 31, 2012.

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

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2013
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,556	$1,585
Over one year through five years	5,273	5,468
Over five years through ten years	5,174	5,309
Over ten years	9,022	9,520
Subtotal	21,025	21,882
Mortgage-backed and asset-backed securities	7,813	7,859
Total fixed maturities, AFS	$28,838	$29,741
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
As of September 30, 2013, the Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity, other than U.S. government and certain U.S. government securities, was the Government of Japan, which represented $881, or 11% of stockholders' equity and 2% of total invested assets. As of September 30, 2012, the Company's only exposure to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than the U.S. government and certain U.S. government agencies, was the Government of Japan,which represented $1.1 billion, or 10.1% of stockholders' equity and 1.6% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of Notes to Consolidated Financial Statements in the Company’s 2012 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$226	$223	$(3)	$561	$464	$(97)	$787	$687	$(100)
CDOs [1]	101	100	(1)	1,383	1,315	(66)	1,484	1,415	(67)
CMBS	291	278	(13)	495	458	(37)	786	736	(50)
Corporate	2,791	2,658	(133)	990	853	(137)	3,781	3,511	(270)
Foreign govt./govt. agencies	874	763	(111)	10	8	(2)	884	771	(113)
Municipal	569	531	(38)	110	102	(8)	679	633	(46)
RMBS	741	718	(23)	552	502	(50)	1,293	1,220	(73)
U.S. Treasuries	1,593	1,545	(48)	114	85	(29)	1,707	1,630	(77)
Total fixed maturities, AFS	7,186	6,816	(370)	4,215	3,787	(426)	11,401	10,603	(796)
Equity securities, AFS	75	72	(3)	156	126	(30)	231	198	(33)
Total securities in an unrealized loss	$7,261	$6,888	$(373)	$4,371	$3,913	$(456)	$11,632	$10,801	$(829)

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$77	$76	$(1)	$787	$616	$(171)	$864	$692	$(172)
CDOs [1]	5	5	—	1,640	1,515	(117)	1,645	1,520	(117)
CMBS	192	179	(13)	795	701	(94)	987	880	(107)
Corporate	614	578	(36)	1,339	1,154	(185)	1,953	1,732	(221)
Foreign govt./govt. agencies	318	290	(28)	7	6	(1)	325	296	(29)
Municipal	65	62	(3)	98	87	(11)	163	149	(14)
RMBS	322	321	(1)	750	636	(114)	1,072	957	(115)
U.S. Treasuries	384	372	(12)	—	—	—	384	372	(12)
Total fixed maturities, AFS	1,977	1,883	(94)	5,416	4,715	(693)	7,393	6,598	(787)
Equity securities, AFS	9	9	—	172	136	(36)	181	145	(36)
Total securities in an unrealized loss	$1,986	$1,892	$(94)	$5,588	$4,851	$(729)	$7,574	$6,743	$(823)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).
As of September 30, 2013, AFS securities in an unrealized loss position, consisted of 1,978 securities, primarily related to floating rate corporate securities within the financial services sector, foreign government and government agencies, and ABS, which are depressed due to an increase in interest rates since the securities were purchased. As of September 30, 2013, 94% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during 2013 was primarily attributable to an increase in interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be wider than spreads at the security's respective purchase date for structured securities with exposure to commercial and residential real estate largely due to the economic and market uncertainties regarding future performance of certain commercial and residential real estate backed securities. The majority of these securities have a floating-rate coupon referenced to a market index that has declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	September 30, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans [2]	$3,564	$(12)	$3,552	$4,949	$(14)	$4,935

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
As of December 31, 2012, includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements for further discussion of this transaction.

As of September 30, 2013, and December 31, 2012, the carrying value of mortgage loans associated with the valuation allowance was $136 and $189, respectively . Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $46 and $3, respectively, as of September 30, 2013 and $47 and $3, respectively, as of December 31, 2012. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$(14)	$(23)
(Additions)/Reversals	—	—
Deductions	2	4
Balance, end of period	$(12)	$(19)

The current weighted-average loan-to-value ("LTV") ratio of the Company’s commercial mortgage loan portfolio was 60% as of September 30, 2013, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. Debt service coverage ratios ("DSCRs") compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.27x as of September 30, 2013. The Company held only one delinquent commercial mortgage loan past due by 90 days or more. The total carrying value and valuation allowance of this loan totaled $4 and $1, respectively, as of September 30, 2013, and is not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2013		December 31, 2012
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$76	1.32x	$137	0.89x
65% - 80%	895	1.99x	1,717	2.27x
Less than 65%	2,581	2.39x	3,081	2.44x
Total commercial mortgage loans	$3,552	2.27x	$4,935	2.34x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$80	2.3%	$97	2.0%
Middle Atlantic	261	7.3%	370	7.5%
Mountain	40	1.1%	62	1.3%
New England	163	4.6%	231	4.7%
Pacific	1,064	30.0%	1,504	30.5%
South Atlantic	550	15.5%	1,012	20.5%
West North Central	17	0.5%	16	0.3%
West South Central	172	4.8%	234	4.7%
Other [1]	1,205	33.9%	1,409	28.5%
Total mortgage loans	$3,552	100.0%	$4,935	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$97	2.7%	$109	2.2%
Industrial	1,189	33.5%	1,519	30.8%
Lodging	27	0.8%	81	1.6%
Multifamily	611	17.2%	869	17.6%
Office	737	20.7%	1,120	22.7%
Retail	766	21.6%	1,047	21.2%
Other	125	3.5%	190	3.9%
Total mortgage loans	$3,552	100.0%	$4,935	100.0%
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

	September 30, 2013			December 31, 2012
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$33	$36	$—	$89	$88	$7
Investment funds [4]	126	20	112	132	20	110
Limited partnerships	4	2	2	6	3	3
Total	$163	$58	$114	$227	$111	$120

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
Repurchase Agreements and Dollar Roll Agreements
The Company enters into repurchase agreements and dollar roll transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase transaction where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase agreements and dollar roll transactions, the Company transfers collateral of U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements with third parties contain contractual provisions that require additional collateral to be transferred when necessary. The counterparty has the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $914 and $1.6 billion with a corresponding obligation to repurchase $897 and $1.6 billion as of September 30, 2013 and December 31, 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
The Company's repurchase agreements include master netting provisions that provide the counterparties the right to set off claims and apply securities held by them in respect of their obligations in the event of a default. The Company reported gross amounts of recognized liabilities of $867 and $923 in Other Liabilities on the Condensed Consolidated Balance sheets as of September 30, 2013 and December 31, 2012, respectively. These amounts represent the Company's obligations to repurchase securities under master netting agreements. The Company reported financial collateral pledged of $883 and $923 in fixed maturities, AFS on the Condensed Consolidated Balance sheets as of September 30, 2013 and December 31, 2012, respectively. The fixed maturities are predominantly U.S. government/government agency securities and are disallowed for offsetting under U.S. GAAP.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy; as well as, to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also purchases and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts, or to convert securities or liabilities denominated in a foreign currency to U.S. dollars. The hedge strategies by hedge accounting designation include:
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting or “non-qualifying strategies” primarily include the hedge programs for our U.S. and international variable annuity products; as well as, the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting. The non-qualifying strategies include:
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2013 and December 31, 2012, the notional amount of interest rate swaps in offsetting relationships was $4.5 billion and $5.1 billion, respectively.
Foreign currency swaps
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
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
Credit contracts
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
Equity index swaps and options
The Company formerly offered certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company has entered into equity index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. The Company also enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.
U.S. GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders in the U.S. The GMWB product is a bifurcated embedded derivative (“U.S. GMWB product derivatives”) that has a notional value equal to the guaranteed remaining balance ("GRB"). The Company uses reinsurance contracts to transfer a portion of its risk of loss due to U.S GMWB. The reinsurance contracts covering U.S. GMWB (“U.S. GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
The Company utilizes derivatives (“ U.S. GMWB hedging instruments”) as part of an actively managed program designed to hedge a portion of the capital market risk exposures of the un-reinsured GMWB riders due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.
The following table presents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Customized swaps	$7,659	$7,787	$111	$238
Equity swaps, options, and futures	4,548	5,130	107	267
Interest rate swaps and futures	6,924	5,705	(60)	67
Total	$19,131	$18,622	$158	$572
U.S. macro hedge program
The Company utilizes equity options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations.
The following table presents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Equity options	6,599	7,442	181	286
Total	$6,599	$7,442	$181	$286

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
International program
The Company formerly reinsured GMWB and GMAB riders from an affiliate in Japan, which are bifurcated embedded derivatives (“International program product derivatives”). The GMWB provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the International program product derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
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
The following table represents notional and fair value for the international program hedging instruments. As of September 30, 2013 the table below does not include hedging instruments used to hedge certain variable annuity products issued in the U.K since the Company entered into a definitive agreement to sell HLIL. For further information, see the Sale of Hartford Life International Limited ("HLIL") section below.

	Notional Amount		Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Credit derivatives	$350	$350	$18	$28
Currency forwards [1]	4,629	9,327	(55)	(87)
Currency options	8,234	9,710	(19)	(49)
Equity futures	1,876	1,206	—	—
Equity options	2,347	2,621	(200)	(105)
Equity swaps	3,840	2,683	(8)	(12)
Customized swaps	—	899	—	(11)
Interest rate futures	406	634	—	—
Interest rate swaps and swaptions	34,999	21,018	71	131
Total	$56,681	$48,448	$(193)	$(105)

[1]
 As of September 30, 2013 and December 31, 2012 net notional amounts are $1.3 billion and $0.1 billion, respectively, which include $3.0 billion and $4.7 billion, respectively, related to long positions and $1.7 billion and $4.6 billion, respectively, related to short positions.

GMAB, GMWB and GMIB assumed reinsurance contracts
The Company reinsures the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by HLIKK. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the period-end yen to U.S. dollar foreign spot exchange rate. For further information on this transaction, refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Coinsurance and modified coinsurance reinsurance contracts
During 2010 a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from HLIKK and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
As of September 30, 2013 the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets supporting the reinsured reserves that are carried at fair value.
Sale of Hartford Life International Limited ("HLIL")
The Company formerly offered certain variable annuity products in the U.K. through HLIL, an indirect wholly-owned subsidiary. During 2012 the Company entered into a customized swap to hedge the capital markets impacts. The Company has since entered into a definitive agreement to sell HLIL which is expected to close by the end of 2013. Refer to Note 2 for additional information on the sale agreement. Upon executing the sale agreement in the second quarter of 2013, the Company entered into equity futures contracts to substantially offset the equity market impacts of the customized swap. As of September 30, 2013 the Company terminated the customized swap and equity futures.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts; as well as, the gross asset and liability fair value amounts. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts where the associated gains and losses accrue directly to policyholders are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Cash flow hedges
Interest rate swaps	$3,372	$3,863	$47	$167	$63	$167	$(16)	$—
Foreign currency swaps	143	163	(8)	(17)	2	3	(10)	(20)
Total cash flow hedges	3,515	4,026	39	150	65	170	(26)	(20)
Fair value hedges
Interest rate swaps	1,490	753	(31)	(55)	2	—	(33)	(55)
Foreign currency swaps	40	40	15	16	15	16	—	—
Total fair value hedges	1,530	793	(16)	(39)	17	16	(33)	(55)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,624	13,432	(380)	(363)	174	436	(554)	(799)
Foreign exchange contracts
Foreign currency swaps and forwards	110	182	(5)	(9)	6	5	(11)	(14)
Japan 3Win foreign currency swaps	1,816	1,816	(311)	(127)	—	—	(311)	(127)
Japanese fixed annuity hedging instruments	1,503	1,652	52	224	114	228	(62)	(4)
Credit contracts
Credit derivatives that purchase credit protection	584	1,539	(2)	(5)	3	3	(5)	(8)
Credit derivatives that assume credit risk [1]	1,624	1,981	15	(8)	18	17	(3)	(25)
Credit derivatives in offsetting positions	3,874	5,341	(5)	(22)	44	56	(49)	(78)
Equity contracts
Equity index swaps and options	750	791	5	35	19	45	(14)	(10)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	26,532	28,868	(210)	(1,249)	—	—	(210)	(1,249)
U.S. GMWB reinsurance contracts	4,795	5,773	46	191	46	191	—	—
U.S. GMWB hedging instruments	19,131	18,622	158	572	408	743	(250)	(171)
U.S. macro hedge program	6,599	7,442	181	286	228	356	(47)	(70)
International program product derivatives [2]	—	1,876	—	(42)	—	—	—	(42)
International program hedging instruments	56,681	48,448	(193)	(105)	407	657	(600)	(762)
Other
GMAB, GMWB, and GMIB reinsurance contracts	14,192	18,287	(843)	(1,827)	—	—	(843)	(1,827)
Coinsurance and modified coinsurance reinsurance contracts	35,418	44,985	(82)	890	664	1,566	(746)	(676)
Total non-qualifying strategies	178,233	201,035	(1,574)	(1,559)	2,131	4,303	(3,705)	(5,862)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$183,278	$205,854	$(1,551)	$(1,448)	$2,213	$4,489	$(3,764)	$(5,937)
Balance Sheet Location
Fixed maturities, available-for-sale	$192	$416	$(2)	$(20)	$—	$—	$(2)	$(20)
Other investments	47,590	37,809	277	581	773	1,049	(496)	(468)
Other liabilities	54,500	67,765	(723)	38	730	1,683	(1,453)	(1,645)
Consumer notes	9	26	(1)	(2)	—	—	(1)	(2)
Reinsurance recoverable	40,213	47,430	(36)	1,081	710	1,757	(746)	(676)
Other policyholder funds and benefits payable	40,774	52,408	(1,066)	(3,126)	—	—	(1,066)	(3,126)
Total derivatives	$183,278	$205,854	$(1,551)	$(1,448)	$2,213	$4,489	$(3,764)	$(5,937)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
 Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2012 was primarily due to the following:

•
The decrease in notional amount of non-qualifying interest rate contracts primarily resulted from the termination of interest rate swaptions purchased during the third quarter of 2012 designed to hedge the interest rate risk of the securities being transferred related to the sale of the Retirement Plan business segment.

•
The decrease in notional amount related to the international program product derivatives was due to the announced sale of HLIL and the subsequent termination of the customized swap. Also related to the sale were certain derivatives included in international program hedging instruments that were reclassified to discontinued operations. For additional information on the sale agreement, refer to Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

•	The decrease in notional amount related to the U.S. GMWB product derivatives was primarily driven by lapses and partial withdrawals.

•
The decrease in notional amount of coinsurance and modified coinsurance reinsurance contracts primarily resulted from the embedded derivatives terminated as part Individual Life and Retirement Plans business dispositions.

•	The decrease in notional amount of GMAB, GMWB, and GMIB reinsurance contracts was primarily driven by policyholder surrender activity.

•
The increase in notional amount related to the international program hedging instruments resulted from the Company expanding its hedging program to effectively eliminate equity and foreign currency exchange risk related to international product program guarantees from the business reinsured from HLIKK.

Change in Fair Value
The net decrease in the total fair value of derivative instruments since December 31, 2012 was primarily related to the following:

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

•
The fair value associated with the international program hedging instruments decreased primarily due to an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior largely related to increased surrenders, liability assumption updates for lapses and withdrawal rates, and the passage of time.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Condensed Consolidated Balance Sheets.  Amounts offset include fair value amounts, income accruals and cash collateral held related to derivative instruments that are traded under a common master netting agreement, as described above.  Also included in the tables are financial collateral received and pledged, which is contractually permitted to be offset upon an event of default, although is disallowed for offsetting under U.S. GAAP.
As of September 30, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,503	$1,207	$277	$19	$179	$117

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,949)	$(1,242)	$(723)	$16	$(844)	$137
As of December 31, 2012

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$2,732	$2,238	$581	$(87)	$490	$4

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,113)	$(1,759)	$38	$(392)	$(300)	$(54)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets.

[4]	Excludes exchange-traded futures which are settled daily.

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
The following tables presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate swaps	$(2)	$21	$(128)	$82	$—	$—	$(2)	$—
Foreign currency swaps	3	(1)	9	(18)	—	—	—	—
Total	$1	$20	$(119)	$64	$—	$—	$(2)	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three months ended September 30,		Nine months ended September 30,
	Location	2013	2012	2013	2012
Interest rate swaps	Net realized capital gain/(loss)	$—	$1	$66	$5
Interest rate swaps	Net investment income	14	26	43	77
Foreign currency swaps	Net realized capital gain/(loss)	4	1	2	(7)
Total		$18	$28	$111	$75
As of September 30, 2013 the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $49. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows.
During the three months and nine months ended September 30, 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the three months ended September 30, 2012 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the nine months ended September 30, 2012 the Company had $7 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative; as well as, the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$—	$9	$(2)	$1	$22	$(21)	$(8)	$4
Foreign currency swaps
Net realized capital gain/(loss)	2	(2)	(6)	6	—	—	(8)	8
Benefits, losses and loss adjustment expenses	(1)	1	—	—	(2)	2	(6)	6
Total	$1	$8	$(8)	$7	$20	$(19)	$(22)	$18

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

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$2	$(4)	$(6)	$(6)
Foreign exchange contracts
Foreign currency swaps and forwards	(1)	(1)	4	12
Japan 3Win foreign currency swaps [1]	—	15	(184)	(106)
Japanese fixed annuity hedging instruments [2]	6	24	(150)	(46)
Credit contracts
Credit derivatives that purchase credit protection	(1)	4	(10)	(15)
Credit derivatives that assume credit risk	12	61	32	194
Equity contracts
Equity index swaps and options	(5)	(9)	(21)	(22)
Variable annuity hedge program
U.S. GMWB product derivatives	451	823	1,099	1,235
U.S. GMWB reinsurance contracts	(74)	(184)	(166)	(265)
U.S. GMWB hedging instruments	(174)	(258)	(714)	(519)
U.S. macro hedge program	(50)	(109)	(182)	(292)
International program product derivatives	—	—	—	—
International program hedging instruments	(72)	(122)	(671)	(483)
Other
GMAB, GMWB, and GMIB reinsurance contracts	226	348	837	599
Coinsurance and modified coinsurance reinsurance contracts	(322)	(734)	(1,023)	(1,176)
Total	$(2)	$(146)	$(1,155)	$(890)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(16) and $(46) for the three months ended September 30, 2013 and 2012, respectively, and $173 and $19 for the nine months ended September 30, 2013 and 2012, respectively.

[2]
 The associated liability is adjusted for changes in spot rates through realized capital gains and was $(19) and $(54) for the three months ended September 30, 2013 and 2012, respectively, and $222 and $33 for the nine months ended September 30, 2013 and 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments (continued)
For the three and nine months ended September 30, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
For the three and nine months ended September 30, 2013 the net losses associated with the international program hedging instruments were primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro.

•
The net gain for the three and nine months ended September 30, 2013 on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an improvement in global and domestic equity markets and a depreciation of the Japanese yen.

•
The net loss for the three and nine months ended September 30, 2013 on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates for more information on this transaction.

•
For the three and nine months ended September 30, 2013 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior largely related to increased surrenders, liability assumption updates for lapses and withdrawal rates, and the passage of time.

•
For the nine months ended September 30, 2013 the net loss related to the Japanese fixed annuity hedging instruments and the Japan 3Win foreign currency swaps was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

For the three and nine months ended September 30, 2012 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss for the three months ended September 30, 2012 associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets, partially offset by appreciation of the Japanese yen in relation to the euro and the U.S. dollar. The net loss for the nine months ended September 30, 2012 associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decrease in interest rates.

•
The net gain for the three and nine months ended September 30, 2012 on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to an improvement in global and domestic equity markets and a decrease in currency volatility.

•
The net loss for the three and nine months ended September 30, 2012 on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates for more information on this transaction.

•
For the nine months ended September 30, 2012 the net loss related to the Japan 3Win foreign currency swaps was primarily due to a decline in U.S. interest rates, depreciation of the Japanese yen in relation to the U.S. dollar, and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

•	For the three and nine months ended September 30, 2012 the net gain related to credit derivatives that assume credit risk was primarily due to credit spread tightening.

•
For the three and nine months ended September 30, 2012 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of a liability model assumption update, a decrease in equity volatility, and outperformance of the underlying actively managed funds as compared to their respective indices.

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
 As of September 30, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,316	$11	2 years	Corporate Credit/ Foreign Gov.	A	$754	$(7)
Below investment grade risk exposure	57	—	1 year	Corporate Credit	CCC+	58	—
Basket credit default swaps [4]
Investment grade risk exposure	1,656	14	2 years	Corporate Credit	BBB+	774	(6)
Below investment grade risk exposure	31	3	5 years	Corporate Credit	BB+	—	—
Investment grade risk exposure	236	(10)	3 years	CMBS Credit	A	236	10
Below investment grade risk exposure	115	(23)	3 years	CMBS Credit	B	115	23
Embedded credit derivatives
Investment grade risk exposure	150	144	4 years	Corporate Credit	BBB+	—	—
Total	$3,561	$139				$1,937	$20
 As of December 31, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,787	$8	3 years	Corporate Credit/ Foreign Gov.	A	$878	$(19)
Below investment grade risk exposure	114	(1)	1 year	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,074	11	2 years	Corporate Credit	BBB+	1,326	(6)
Investment grade risk exposure	237	(12)	4 years	CMBS Credit	A	238	12
Below investment grade risk exposure	115	(27)	4 years	CMBS Credit	B+	115	27
Embedded credit derivatives
Investment grade risk exposure	325	296	4 years	Corporate Credit	BBB-	—	—
Total	$4,652	$275				$2,671	$11

[1]
 The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements and clearing house rules and applicable law which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses going forward.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]
Includes $2.0 billion and $2.4 billion as of September 30, 2013 and December 31, 2012, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $212 and $681 for the three and nine months ended September 30, 2013, respectively, and $95 and $226 for the three months and nine months ended September 30, 2012. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.
The Company also maintains reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $32 and $56 for the three and nine months ended September 30, 2013, respectively, and $23 and $72 for the three and nine months ended September 30, 2012. The Company ceded accident and health premiums to HLA of $44 and $127 for the three and nine months ended September 30, 2013, respectively, and $49 and $139, for the three and nine months ended September 30, 2012.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”) has a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). Under this transaction, the Company ceded $7 and $25 for the three and nine months ended September 30, 2013, respectively, and $15 and $45 for the three and nine months ended September 30, 2012. For further information regarding the WRR reinsurance agreement, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Concentration of Credit Risk
As of September 30, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.5 billion and $9.2 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of September 30, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.4 billion and $7 billion, respectively. As of September 30, 2013, the net reinsurance recoverables from Prudential represents approximately 27% of the Company's consolidated stockholders' equity. As of September 30, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
Fee income, earned premiums and other are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross fee income, earned premiums and other	$828	$908	$2,401	$2,816
Reinsurance assumed	18	15	53	50
Reinsurance ceded	(420)	(181)	(1,234)	(530)
Fee income, earned premiums and other	$426	$742	$1,220	$2,336

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of period	$3,072	$3,448
Deferred costs	10	253
Amortization — DAC	(109)	(234)
Amortization — Unlock benefit (charge), pre-tax	(109)	(2)
Amortization — DAC from discontinued operations	—	(26)
Amortization — DAC related to business dispositions [1] [2]	(2,229)	—
Adjustments to unrealized gains and losses on securities available-for-sale and other	89	(345)
Balance, end of period	$724	$3,094

[1]
Includes accelerated amortization of $352 and $2,374 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in the first quarter of 2013. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

[2]	Includes previously unrealized gains on securities AFS of $148 and $349 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in the first quarter of 2013.
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$944	$363
Incurred	150	240
Paid	(125)	—
Unlock	(120)	—
Impact of Reinsurance Transaction	—	1,143
Currency Translation Adjustment	(5)	—
Liability balance as of September 30, 2013	$844	$1,746
Reinsurance recoverable asset, as of January 1, 2013	$608	$21
Incurred	79	240
Paid	(76)	—
Unlock	(73)	—
Impact of Reinsurance Transaction	—	1,485
Reinsurance recoverable asset, as of September 30, 2013	$538	$1,746

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,158	$228
Incurred	162	84
Paid	(196)	—
Unlock	(165)	21
Currency Translation Adjustment	(1)	—
Liability balance as of September 30, 2012	$958	$333
Reinsurance recoverable asset, as of January 1, 2012	$724	$22
Incurred	90	(2)
Paid	(90)	—
Unlock	(108)	—
Reinsurance recoverable asset, as of September 30, 2012	$616	$20

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table presents details concerning GMDB and GMIB exposure as of September 30, 2013:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$19,367	$3,112	$191	69
With 5% rollup [2]	1,579	271	18	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,828	582	18	67
With 5% rollup & EPB	573	117	5	70
Total MAV	26,347	4,082	232
Asset Protection Benefit (APB) [4]	18,669	383	77	67
Lifetime Income Benefit (LIB) – Death Benefit [5]	878	11	3	66
Reset [6] (5-7 years)	3,205	84	39	69
Return of Premium [7] /Other	20,733	108	23	67
Subtotal U.S. GMDB	69,832	4,668	374	68
Less: General Account Value with U.S. GMDB	7,412
Subtotal Separate Account Liabilities with GMDB	62,420
Separate Account Liabilities without U.S. GMDB	77,444
Total Separate Account Liabilities	$139,864
Japan GMDB [10], [11]	$14,161	$575	$—	69
Japan GMIB [10], [11]	$13,951	$448	$—	69

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $13.8 billion and $17.8 billion as of September 30, 2013 and December 31, 2012, respectively. The GRB related to the Japan GMAB and GMWB was $361 and $470 as of September 30, 2013 and December 31, 2012, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of September 30, 2013, 100% of RNAR is reinsured to an affiliate. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial statements.

[11]
Policies with a guaranteed living benefit (a GMWB in the US or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

For a description of the Company’s guaranteed living benefits that are accounted for at fair value, see Note 3 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	September 30, 2013	December 31, 2012
Equity securities (including mutual funds)	$56,808	$58,208
Cash and cash equivalents	5,612	6,940
Total	$62,420	$65,148
As of September 30, 2013 and December 31, 2012, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities through these funds.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Sales Inducements
Changes in sales inducement activity are as follows:

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of period	$118	$186
Sales inducements deferred	—	3
Amortization — Unlock	(3)	(57)
Amortization charged to income	(6)	(11)
Amortization related to business dispositions [1]	(71)	—
Balance, end of period	$38	$121

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2013, is $740. Of this $740 the legal entities have posted collateral of $889 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2013, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agencies.
On June 17, 2013, S&P lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to BBB+. Given this downgrade action, termination rating triggers of one derivative counterparty relationship was impacted. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising its termination right. The Company is in the process of re-negotiating the rating trigger which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of September 30, 2013, the notional amount and fair value related to this counterparty is $1.3 billion and $(6), respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated the following compensation expense and income tax benefit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation plans (benefit)/expense	$3	$7	$8	$24
Income tax (benefit)/expense	(1)	(2)	(3)	(8)
Total stock-based compensation plans (benefit)/expense, net of tax	$2	$5	$5	$16
The Company did not capitalize any cost of stock-based compensation.
11. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2013 and December 31, 2012, the Company had $54 and $53, respectively of reserves for claim annuities purchased by affiliated entities. For the nine months ended September 30, 2013 and 2012 the Company recorded earned premiums of $8 and $26, respectively, for these intercompany claim annuities. In 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of September 30, 2013 and September 30, 2012, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK subsequently reinsured in-force and prospective MVA annuities to the Company effective September 1, 2004. As of September 30, 2013 and December 31, 2012, $1.7 billion and $2.1 billion, respectively, of the account value had been assumed by the Company.
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
The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserve which is not reported at fair value. The liability for the assumed GMDB reinsurance was $0 and $22 and the net amount at risk for the assumed GMDB reinsurance was $0.6 billion and $2.7 billion at September 30, 2013 and December 31, 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Transactions with Affiliates (continued)
While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $0.8 billion and $1.8 billion at September 30, 2013 and December 31, 2012, respectively.
HLAI has a reinsurance agreement with Hartford Life Limited, (“HLL”), a wholly owned UK subsidiary of HLAI. HLAI assumes 100% of the risks associated with GMDB and GMWB written by and in-force with HLL as of November 1, 2010. The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserves which is not reported at fair value. The liability for the assumed GMDB reinsurance was $5 and $4 September 30, 2013 and December 31, 2012, respectively and the net amount at risk for the assumed GMDB reinsurance was $26 and $42 at September 30, 2013 and December 31, 2012, respectively. On June 27, 2013, the Company announced the signing of a definitive agreement to sell Hartford Life International Limited, HLL's parent. For further discussion of this transaction, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
While the form of the agreements between HLAI and HLIKK and HLAI and HLL for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability/(asset) was $(1) and $0 at September 30, 2013 and December 31, 2012, respectively.
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
The impact of this transaction on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Earned premiums	$(7)	$(15)	$(25)	$(45)
Net realized gains (losses) [1]	(323)	(666)	(1,250)	(1,198)
Total revenues	(330)	(681)	(1,275)	(1,243)
Benefits, losses and loss adjustment expenses	(2)	(14)	(7)	(42)
Insurance operating costs and other expenses	(194)	(317)	(1,016)	(821)
Total expenses	(196)	(331)	(1,023)	(863)
Income (loss) before income taxes	(134)	(350)	(252)	(380)
Income tax expense (benefit)	(47)	(122)	(88)	(133)
Income from continuing operations, net of tax	$(87)	$(228)	$(164)	$(247)
Income from discontinued operations, net of tax	3	1	1	1
Net income (loss)	$(84)	$(227)	$(163)	$(246)
[1] Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Condensed Consolidated Balance Sheets include a modco reinsurance (payable)/recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance (payable)/recoverable, deposit liability and net reinsurance payable were $249, $655, $148, respectively at September 30, 2013 and $1.3 billion, $527, $900, respectively at December 31, 2012.
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
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through September 30, 2013. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to September 30, 2013, and asset impairment charges, if any, will be expensed as appropriate.
Restructuring and other costs are expected to approximate $150, pre-tax. Restructuring costs and other costs of approximately $137, pre-tax have been incurred by the Company to date in connection with these activities. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Restructuring and other costs, pre-tax incurred by the Company in connection with these activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance benefits and related costs	$(4)	$30	$2	$47
Professional fees	2	6	10	14
Asset impairment charges	—	1	5	4
Total restructuring and other costs	$(2)	$37	$17	$65
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Consolidated Balance Sheets are as follows:

	Nine Months Ended September 30, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$31	$—	$—	$31
Accruals/provisions	2	10	5	17
Payments/write-offs	(29)	(10)	—	(39)
Balance, end of period	$4	$—	$5	$9

	Nine Months Ended September 30, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$—	$—	$—	$—
Accruals/provisions	47	14	4	65
Payments/write-offs	(38)	(7)	(4)	(49)
Balance, end of period	$9	$7	$—	$16

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
The results of operations reflected as discontinued operations in the Condensed Consolidated Statements of Operations, consisting of amounts related to HLIL and the Company's Mutual Funds business, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Earned premiums	$—	$(2)	$(2)	$(7)
Fee income	—	139	$8	420
Net investment income (loss)
Securities available-for-sale and other	(1)	2	(3)	8
Equity securities, trading	—	75	138	155
Total net investment income (loss)	(1)	77	135	163
Net realized capital gains (losses)	(7)	24	(17)	72
Total revenues	(8)	238	124	648
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	—	—	1	2
Benefits, losses and loss adjustment expenses - returns credited on international variable annuity	—	75	138	155
Amortization of DAC	—	8	—	26
Insurance operating costs and other expenses	(6)	116	(39)	327
Total benefits, losses and expenses	(6)	199	100	510
Income before income taxes	(2)	39	24	138
Income tax expense (benefit)	(1)	9	1	28
Income (loss) from operations of discontinued operations, net of tax	(1)	30	23	110
Net realized capital loss on disposal, net of tax	—	—	(51)	—
Income (loss) from discontinued operations, net of tax	$(1)	$30	$(28)	$110
[1] Includes an income tax benefit of $298 on the sale of HLIL for nine months ended September 30, 2013.

The carrying values of the assets and liabilities of HLIL classified as held for sale in the Condensed Consolidated Balance Sheets are as follows:

As of September 30, 2013
Assets
Fixed maturities	$469
Equity securities, trading	1,732
Short-term investments	2
Cash	115
Other assets	(316)
Total assets held for sale	$2,002
Liabilities
Other policyholder funds and benefits payable – international variable annuities	1,732
Other liabilities	(9)
Total liabilities held for sale	$1,723

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Changes In and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI by component consist of the following:
Three months ended September 30, 2013

	Net Unrealized Gain on Securities [1]	Net Gain (Loss) on Cash-Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Total AOCI [1]
Beginning balance	$463	$121	$(64)	$520
OCI before reclassifications	(92)	1	62	(29)
Amounts reclassified from AOCI	8	(12)	—	(4)
Net OCI	(84)	(11)	62	(33)
Ending balance	$379	$110	$(2)	$487
[1]    All amounts are net of tax and DAC.
Nine months ended September 30, 2013

	Net Unrealized Gain on Securities [1]	Net Gain (Loss) on Cash-Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Total AOCI [1]
Beginning balance	$1,752	$258	$(23)	1,987
OCI before reclassifications	(368)	(76)	21	(423)
Amounts reclassified from AOCI	(1,005)	(72)	—	(1,077)
Net OCI	(1,373)	(148)	21	(1,500)
Ending balance	$379	$110	$(2)	$487
[1]    All amounts are net of tax and DAC.
Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$(13)	$1,546	Net realized capital gains (losses)
	(13)	1,546	Total before tax
	(5)	541	Income tax expense
	$(8)	$1,005	Net income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps [2]	$—	$66	Net realized capital gains (losses)
Interest rate swaps	14	43	Net investment income
Foreign currency swaps	4	2	Net realized capital gains (losses)
	18	111	Total before tax
	6	39	Income tax expense
	$12	$72	Net income
Total amounts reclassified from AOCI	$4	$1,077	Net income
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of September 30, 2013, and its results of operations for the three months ended September 30, 2013 compared to the equivalent 2012 period. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2012 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Fee income and other	$375	$739	(49%)	$1,085	$2,260	(52%)
Earned premiums	55	3	NM	135	76	78%
Net investment income:
Securities available-for-sale and other	415	620	(33%)	1,282	1,919	(33%)
Equity securities, trading	—	—	—%	1	1	—%
Total net investment income	415	620	(33%)	1,283	1,920	(33%)
Net realized capital gains (losses) [1]	(41)	(192)	(79%)	797	(778)	NM
Total revenues	804	1,170	(31%)	3,300	3,478	(5%)
Benefits, losses and loss adjustment expenses	435	762	(43%)	1,304	2,196	(41%)
Amortization of deferred policy acquisition costs and present value of future profits	147	83	77%	218	236	(8%)
Insurance operating costs and other expenses	(36)	99	NM	(450)	455	NM
Reinsurance loss on dispositions	—	—	—%	1,491	—	NM
Dividends to policyholders	4	4	—%	12	15	(20%)
Total benefits, losses and expenses	550	948	(42%)	2,575	2,902	(11%)
Income from continuing operations before income taxes	254	222	14%	725	576	26%
Income tax expense	52	49	6%	145	108	34%
Income from continuing operations, net of tax	202	173	17%	580	468	24%
Income from discontinued operations, net of tax	(1)	30	NM	(28)	110	NM
Net income	201	203	(1%)	552	578	(4%)
Net income (loss) attributable to noncontrolling interest	—	—	—%	6	(1)	NM
Net income attributable to Hartford Life Insurance Company	$201	$203	(1%)	$546	$579	(6%)

[1]	Includes net realized capital gains (losses) on business dispositions of $1,561 for the nine months ended September 30, 2013.
Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
Net income decreased for the three and nine months ended September 30, 2013 as compared to the prior year periods. The decrease in net income for the three and nine months ended September 30, 2013 was primarily driven by a decline in net investment income as a result of the sale of the Retirement Plans and Individual Life businesses in January 2013 and a slight decline in yield offset by the change in the modco reinsurance agreement. For further discussion of net investment income, see MD&A - Net Investment Income (Loss)
A reduction in the loss on the affiliate modco reinsurance agreement increased earnings by $143 and $83 for the three and nine months ended September 30, 2013, respectively, as compared to 2012. The most significant fluctuations of the modco agreement were within net realized capital gains (losses) and insurance operating costs and other expenses, which are primarily due to changes in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Net realized capital gains (losses), excluding the impacts of the affiliate modco reinsurance agreement and the net realized gains on business disposition, decreased by $192 and increased by $66 for the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods, resulting in net realized capital losses of $282 and net realized capital gains of $486 for the three and nine months ended September 30, 2013. For further discussion of net realized capital gains (losses), see MD&A - Net Realized Capital Gains (Losses).
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

Investment Results
Net Investment Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$318	4.4%	$484	4.5%	$957	4.3%	$1,472	4.4%
Equity securities, AFS	2	2.1%	2	2.1%	6	2.5%	7	2.2%
Mortgage loans	43	4.8%	65	5.1%	130	4.8%	186	5.2%
Policy loans	20	5.7%	29	6.0%	61	5.6%	88	6.1%
Limited partnerships and other alternative investments	21	6.7%	10	3.0%	88	9.0%	67	6.6%
Other [3]	28		49		92		154
Investment expense	(17)		(19)		(52)		(55)
Total securities AFS and other	415	4.3%	620	4.4%	1,282	4.4%	1,919	4.5%
Equity securities, trading	—		—		1		1
Total net investment income (loss)	$415		$620		1,283		1,920
Total securities, AFS and other excluding limited partnerships and other alternative investments	$394	4.3%	$610	4.5%	$1,194	4.3%	$1,852	4.4%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) before investment expenses divided by the monthly average invested assets at cost, or adjusted carrying value, as applicable, excluding equity securities, trading, repurchase agreement and dollar roll collateral, and consolidated variable interest entity non-controlling interests. Yield calculations for the nine months ended September 30, 2013 exclude assets transfered due to the sale of the Retirement Plans and Individual Life businesses. Yield calculations for all periods exclude income and assets associated with the disposal of the HLIL business.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
Total net investment income declined primarily due to a decrease in asset levels as a result of the sale of the Retirement Plans and Individual Life businesses in January 2013, but also reflects a slight decline in yield. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. This decline was partially offset by higher income from limited partnerships, due to underlying real estate and private equity funds selling underlying investments.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.3% or approximately 20 basis points in the third quarter of 2013 versus the third quarter of 2012, based upon the impacts of the divested Individual Life and Retirement Plans businesses. The invested assets transferred associated with the divested Individual Life and Retirement Plans businesses had a carrying value of $16.9 billion and an average book yield, including the impact of associated derivatives, of approximately 5.0% and represent the vast majority of the estimated change in the net investment income yield. The average reinvestment rate for the nine months ended September 30, 2013 was approximately 3.6%, excluding treasury securities and mortgage backed securities related to dollar roll transactions (for further discussion on dollar roll transactions see Note 4 - Investments and Derivative Investments of Notes to Condensed Consolidated Financial Statements), which approximates the average yield of sales and maturities for the same period. Based upon current reinvestment rates, we currently expect the portfolio yield, excluding limited partnerships and other alternative investments, for the full year 2013, to remain relatively consistent with the third quarter annualized net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2013	2012	2013	2012
Gross gains on sales	$50	$120	$1,723	$402
Gross losses on sales	(47)	(83)	(145)	(244)
Net OTTI losses recognized in earnings	(16)	(13)	(32)	(77)
Valuation allowances on mortgage loans	—	—	—	—
Japanese fixed annuity contract hedges, net [1]	(8)	(24)	(4)	(42)
Periodic net coupon settlements on credit derivatives/Japan	3	4	(2)	4
Results of variable annuity hedge program
U.S. GMWB derivatives, net	203	381	219	451
U.S. macro hedge program	(50)	(109)	(182)	(292)
Total U.S. program	153	272	37	159
International Program	(72)	(122)	(671)	(484)
Total results of variable annuity hedge program	81	150	(634)	(325)
GMIB/GMAB/GMWB reinsurance	226	348	837	599
Coinsurance and modified coinsurance reinsurance contracts	(322)	(734)	(1,023)	(1,176)
Other, net [2]	(8)	40	77	81
Net realized capital gains (losses)	$(41)	$(192)	$797	$(778)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[2]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI and changes in value of non-qualifying derivatives.

Details on the Company's net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the three months ended September 30, 2013 were primarily due to gains on the sale of industrial corporate, RMBS, and financial service securities. Gross losses on the sales three months ended September 30, 2013 were the result of losses on sales of U.S. treasury securities due to rising interest rates. The sales were primarily as a result of management of duration and liquidity, as well as, progress towards sector allocation objectives. Gross gains and losses on sales for the nine months ended September 30, 2013 were primarily due to the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion.

•
Gross gains and losses on sales for the three and nine months ended September 30, 2012 were predominately from sales of investment grade corporate securities and U.S. treasuries due to tactical repositioning of the portfolio.

Variable annuity hedge program
•      For the three and nine months ended September 30, 2013 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $83 and $186, respectively, due to favorable policyholder behavior largely related to increased surrenders, and gains of $27 and $63, respectively, due to the passage of time. Additional gains of $75 for the three months ended September 30, 2013 were primarily due to liability assumption updates for lapses and withdrawal rates.

•
For the nine months ended September 30, 2013 the loss on the U.S. macro hedge program was primarily due to losses of $98 related to an improvement in domestic equity markets, losses of $44 due to passage of time, and losses of $44 driven by an increase in long term interest rates.

•
For the three and nine months ended September 30, 2013 the losses associated with the international program were primarily driven by losses due to an improvement in global equity markets, and losses due to a depreciation of the Japanese yen in relation to the euro.

• For the three and nine months ended September 30, 2012 the gain on U.S. GMWB related derivatives, net, was primarily due to liability model assumption updates of $301 related to increased expenses and lower benefit utilization by policyholders offset by lower lapse rates, decreased domestic equity volatility gains of $42 and $73, respectively, and outperformance of the underlying actively managed funds as compared to their respective indices of $25 and $34, respectively.
• For the three and nine months ended September 30, 2012 the loss on the U.S. macro hedge program was primarily due to losses of $47 and $124, respectively, related to an increase in domestic equity markets, losses of $49 and $121, respectively, related to the passage of time, and losses of $16 and $56, respectively, related to a decrease in equity volatility.

•      For the three months ended September 30, 2012 the loss associated with the international program was primarily driven by an improvement in global and domestic equity markets, partially offset by gains due to an appreciation of the Japanese yen in relation to the euro and the U.S. dollar. For the nine months ended September 30, 2012 the loss associated with the international program was primarily driven by an improvement in global and domestic equity markets, and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decline in interest rates.
Other, net

•
Other, net gain for the nine months ended September 30, 2013 was primarily due to gains of $71 on interest derivatives largely associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2. Additional gains of $32 for the nine months ended September 30, 2013 were related to transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar.

•
Other, net gain for the three and nine months ended September 30, 2012 was primarily due to gains of $76 and $187, respectively, on credit derivatives driven by credit spread tightening, partially offset by losses of $31 and $87, respectively, related to Japan 3Win foreign currency swaps primarily driven by the strengthening of the currency basis swap spread between U.S. dollar and Japanese yen and the decline in U.S. interest rates.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2012 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for September 30, 2013 results.
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
The benefit (charge) to net income (loss) by asset and liability as a result of the Unlock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
DAC	$(106)	$(9)	$(109)	$(2)
SIA	(2)	(56)	(3)	(57)
URR	8	(3)	8	2
Death and Other Insurance Benefit Reserves	9	10	32	55
Total (pre-tax)	(91)	(58)	(72)	(2)
Income tax effect	(32)	(20)	(25)	(1)
Total (after-tax)	$(59)	$(38)	$(47)	$(1)
The Unlock charge for the three months and nine months ended September 30, 2013 and 2012 was primarily due to assumption changes in connection with the annual policyholder behavior assumption study, partially offset by actual separate account returns above our aggregated estimated returns during these periods. The Unlock charge for the three months ended September 30, 2013 was driven by an increase in lapses and partial withdrawals and a reduction in the spread between assumed investment income and contract crediting rates. The Unlock charge for the three months ended September 30, 2012 was driven by lower estimated gross profits due to increased unit costs and changes to benefit utilization assumptions.

An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of September 30, 2013, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 24%, reflective of the reinsurance of a block of individual variable annuities with an affiliated captive reinsurer. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
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
Hartford Life and Annuity Insurance Company ("HLAI"), a wholly-owned subsidiary of the Company, cedes certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer. The economic purpose of the WRR arrangement is to provide the Company and its subsidiaries with a more efficient vehicle to manage risks in connection with these products. The reinsurance transaction between HLAI and WRR is mainly structured as modified coinsurance ("modco"). Accordingly, the assets and reinsured reserves remain on the books of HLAI and all insurance and investment experience is passed to WRR through modco adjustments. The reinsurance arrangement between HLAI and WRR does not impact the Company's reserving methodology or the amount of required regulatory capital associated with the reinsured business.
Pursuant to an intercompany note agreement between WRR and the Company's ultimate parent, The Hartford Financial Services Group, Inc. ("HFSG"), WRR may borrow up to $1 billion from HFSG in order to maintain certain statutory capital levels required by its plan of operations and which can be used by WRR to settle outstanding payables with HLAI. As of December 31, 2012, WRR has borrowed $655 under the intercompany note agreement.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2013, is $740. Of this $740 the legal entities have posted collateral of $889 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2013, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agencies.
As September 30, 2013, there were no derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1, or both BBB+ and Baa1. In addition, the Company holds notional and fair value amounts of $3.8 billion and $69, respectively, of a customized GMWB derivative which contains an early termination trigger.
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

Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of September 30, 2013, the notional amount and fair value related to this counterparty is $1.3 billion and $(6), respectively.

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
The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the third quarter of 2013, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.
As of September 30, 2013, the Company’s cash and short-term investments of $2.7 billion, included $97 million of collateral received from, and held on behalf of, derivative counterparties and $105 million of collateral pledged to derivative counterparties. The Company also held $2.3 billion of treasury securities, of which $614 million had been pledged to derivative counterparties and $2.1 billion of government agency securities of which $229 million had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $41 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of September 30, 2013:

Fixed maturities	$30,690
Short-term investments	2,262
Cash	470
Less: Derivative collateral	1,045
Total	$32,377
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
The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of September 30, 2013, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of September 30, 2013
Total Contractholder obligations	$190,777
Less: Separate account assets [1]	139,864
General account contractholder obligations	$50,913
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$17,252
Fixed MVA annuities [3]	8,369
International fixed MVA annuities	1,654
Guaranteed investment contracts (“GIC”) [4]	76
Other [5]	23,562
General account contractholder obligations	$50,913

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
Cash Flows

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$639	$1,510
Net cash provided by (used for) investing activities	$2,042	$(1,468)
Net cash used for financing activities	$(3,436)	$327
Cash – end of period	$470	$1,552
Net cash provided by operating activities decreased mainly due to realized capital losses of $797 in 2013 and a decrease in change in payables and accruals of $967 partially offset by reinsurance loss on disposal of $1.5 billion. Net cash provided in 2012 decreased due to settlements of a modified coinsurance agreement, partially offset by an increase in income taxes received of $275.
Net cash provided by investing activities in 2013 primarily relates to net proceeds of available-for-sale securities of $2.9 billion and net proceeds from businesses sold of $460, partially offset by net payments on derivatives of $1.3 billion. Net cash used for investing activities in 2012 primarily relates to net payments on derivatives of $1.2 billion, net purchases of mortgage loans of $871, and net purchases of partnerships of $312, partially offset by net proceeds of available-for-sale securities of $991.
Net cash used for financing activities in 2013 relates to a return of capital of $1.2 billion, fee repayment to recapture affiliate reinsurance of $347, decrease in securities loaned or sold of $719, and net outflows on investment and universal life-type contracts of $1.1 billion. Net cash used for financing activities in 2012 relates to a net increase in securities loaned or sold of $1.6 billion, partially offset by net outflows on investment and universal life-contracts of $1.1 billion and repayments of consumer notes of $124.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 23, 2013:

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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $5.4 billion as of September 30, 2013 and $5.0 billion as of December 31, 2012, respectively. The statutory surplus amount as of December 31, 2012 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of September 30, 2013, is an estimate, as the third quarter 2013 statutory filings have not yet been made.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2013.
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
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
October 28, 2013

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013
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