Form 10-K
period 2013-12-31
HARTFORD LIFE INSURANCE CO
filed 2014-02-28
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2013 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life and Accident Insurance Company, a direct wholly owned subsidiary of Hartford Life, Inc.
As of February 28, 2014, there were outstanding 1,000 shares of Common Stock, $5,690 thousand par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission. These important risks and uncertainties include:

•
challenges related to the Company's current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of any governmental stimulus or austerity initiatives, sovereign credit concerns, a sustained low interest rate environment, higher tax rates and other potentially adverse developments on financial, commodity and credit markets and consumer and business spending and investment and the effect of these events on the Company's returns in investment portfolios and the Company's hedging costs associated with the Company's variable annuities business;

•
the risks, challenges and uncertainties associated with the strategic realignment of The Hartford Financial Services Group, Inc. ("The Hartford") to focus on its property and casualty, group benefits and mutual fund businesses, and its decision to place the Individual Annuity business into run-off and sell the Individual Life, and Retirement Plans businesses;

•
the risks, challenges and uncertainties associated with The Hartford's capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

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

•	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	volatility in our statutory and U.S. GAAP earnings and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of economic value;

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

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which, among other effects, vests a Financial Stability Oversight Council with the power to designate “systemically important” institutions, requires central clearing of, and imposes new margin requirements on, certain derivatives transactions, and created a new “Federal Insurance Office” within the U.S. Department of the Treasury;

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

•	the risk that our framework for managing operational risks may not be effective in mitigating material risk and loss to the Company;

•	the potential for difficulties arising from outsourcing and similar third-party relationships;

•	the impact of changes in federal or state tax laws;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and

•	other factors described in such forward-looking statements.
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

PART I
Item 1. Business
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “the Company”, “we” or “our”), is an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), an insurance and financial services company. HLIC is the primary insurance company supporting the domestic business of The Hartford’s Talcott Resolution segment. The Company previously sold fixed and variable annuities, individual life insurance, retirement plans, institutional investment products and private placement life insurance. In 2013 the Company sold its retirement plans business and substantially all of its individual life business. These sales were structured as reinsurance transactions resulting in a significant increase in reinsurance recoverable balances in 2013. The Hartford no longer sells any of the products underwritten by the Company. Additionally, the Company reinsures variable annuity riders and fixed annuities from a Japanese affiliate and subsequently reinsures the variable annuity riders as well as all of the variable annuity riders previously issued by its subsidiary, Hartford Life and Annuity Insurance Company to an affiliated captive reinsurer.
The Company’s results of operations are primarily influenced by the financial results of the fixed annuity, institutional investment and private placement products as well as the capital gain and loss activity associated with the Company’s variable annuity hedging program. Total assets and total stockholder’s equity were $202.7 billion and $8.2 billion, respectively, at December 31, 2013.
In 2012, The Hartford completed the sale of the Company's U.S. individual annuities new business capabilities to Forethought Financial Group, Inc. ("Forethought Financial Group"), the sale of the administration and operating assets of its private placement life insurance business to Philadelphia Financial Group, Inc. (“Philadelphia Financial Group”) and the sale of Woodbury Financial Services, Inc. ("Woodbury Financial Services", "WFS") to American International Group, Inc. ("AIG Advisor Group"). For further discussion of these transactions, see Note 2 - Business Dispositions and Note 17 - Discontinued Operations of Notes to Consolidated Financial Statements. On January 1, 2013, The Hartford completed the sale of the Company's Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 The Hartford completed the sale of the Company's Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. On December 12, 2013, the Company completed the sale of the U.K variable annuity business of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary.
Reporting Segment
The Company conducts business in a single reporting segment comprised of business from the Company's U.S. annuity, assumed international annuity, and institutional and private-placement life insurance businesses.
The Company's mission is to pursue opportunities to reduce the size and risk of the annuity book of business while honoring the Company's obligations to its annuity contract holders. The Company manages approximately 1.1 million annuity contracts with account values of approximately $127 billion as of December 31, 2013.
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
Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset sector and credit issuer allocation limits, maximum portfolio limits for below investment grade holdings and foreign currency exposure limits. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A – Enterprise Risk Management.
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

Enterprise Risk Management Structure and Governance
At The Hartford, the Board of Directors (“the Board”) has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. In addition, the Finance, Investment and Risk Management Committee (“FIRMCo”), which is comprised of all members of the Board, has responsibility for the oversight of the investment, financial, and risk management activities of the Company, and oversight of all risk exposures, including those that do not fall within the responsibility of any other standing committee. The Audit Committee is responsible for, among other things, discussing with management policies with respect to risk assessment and risk management.
At the corporate level, the Company's Enterprise Chief Risk Officer (“Chief Risk Officer”) leads ERM. The Chief Risk Officer reports directly to the Company's Chief Executive Officer (“CEO”). Reporting to the Chief Risk Officer are the Chief Insurance Risk Officer , Chief Operational Risk Officer, Chief Market Risk Officer, Head of Asset Liability Management, HIMCO Chief Risk Officer, and Vice President of Risk Analytics & Governance. The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company's CEO, Chief Financial Officer , Chief Investment Officer, Chief Risk Officer, the Presidents and Chief Operating Officers of each business segment, and the General Counsel. The ERCC is responsible for managing the Company's risks and overseeing the enterprise risk management program. The ERCC also manages the capital structure of the enterprise and is responsible for the attribution of capital to the lines of business. The ERCC reports to the Board primarily through FIRMCo and through interactions with the Audit Committee.
The Company also has committees that manage specific risks and recommend risk mitigation strategies to the ERCC. These committees include, but are not limited to, the Company and Division Asset Liability Committees, Catastrophe Risk Committee, Emerging Risk Committees, Model Oversight Committees and Operational Risk Committee.
Risk Management Framework
At the Company, risk is managed at multiple levels. The Hartford utilizes three lines of defense in risk management, to integrate its risk management strategy and appetite into all functional areas of the Company, the Board and senior level risk committees. The first line of defense in risk management is generally the responsibility of the lines of business. Senior business leaders are responsible for managing risks specific to their business objectives and business environment. The second line of defense in risk management is generally owned by ERM. ERM has the responsibility to ensure that the Company has insight into its aggregate risk and that risks are managed within the firm’s overall risk appetite. Legal and Compliance also commonly perform second line of defense risk management. The third line of defense in risk management is owned by Internal Audit. Internal Audit provides independent assurance services to evaluate the effectiveness of management’s controls, informs the risk identification process and provides audit and consultative support to the Company.
The Company's Risk Management Framework consists of five core elements:

1.
Risk Culture and Governance: The Company has established policies for its major risks and a formal governance structure with leadership oversight and an assignment of accountability and authority. The governance structure starts at the Board and cascades to the ERCC and then to individual risk committees across the Company. In addition, the Company promotes a strong risk management culture and high expectations around ethical behavior.

2.
Risk Identification and Assessment: Through its ERM organization, the Company has developed processes for the identification, assessment, and, when appropriate, response to internal and external risks to the Company's operations and business objectives. Risk identification and prioritization has been established within each area, including processes around emerging risks.

3.
Risk Appetite, Tolerances, and Limits: The Company has a formal enterprise risk appetite framework that is approved by the ERCC and reviewed by the Board. The risk appetite framework includes an enterprise risk appetite statement, risk preferences, risk tolerances and an associated limit structure for each of the Company’s major risks. These limits, which are encapsulated in formal risk policies, are reviewed by the appropriate governing risk committee.

4.
Risk Management and Controls: While the Company utilizes the committee structure to elevate risk discussions and decision-making, there are a variety of working groups that provide decisioning and management of risk within determined tolerances and limits.

5.
Risk Reporting and Communication: The Company monitors its major risks at the enterprise level through a number of enterprise reports, including but not limited to, a monthly risk dashboard, tracking the return on risk-capital across products, and regular stress testing. ERM communicates the Company's risk exposures to senior and executive management and the Board, and reviews key business performance metrics, risk indicators, audit reports, risk/control self-assessments and risk event data.

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
Intellectual Property
The Hartford relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.
The Hartford has a trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademarks of The Hartford name, the Stag Logo and the combination of these two marks. The duration of trademark registrations may be renewed indefinitely subject to country-specific use and registration requirements. We regard our trademarks as extremely valuable assets in marketing our products and services and vigorously seek to protect them against infringement. In addition, we own a number of patents and patent applications relating to on-line quoting, insurance related processing, insurance telematics, proprietary interface platforms, and other matters, some of which may be important to our business operations. Patents are of varying duration depending on filing date, and will typically expire at the end of their natural term.

Item 1A. RISK FACTORS
In deciding whether to invest in securities of the Company, you should carefully consider the following risk factors, any of which could have an adverse effect on the business, financial condition, results of operations, or liquidity of the Company. However, the Company may also be subject to other risks that are not specifically described below, which may have an adverse effect on the business, financial condition, results of operations or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the Securities and Exchange Commission (“SEC”). The following risk factors have been organized by category for ease of use, however many of the risks may have impacts in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed. Risk factors are not necessarily listed in order of importance.
Risks Relating to Economic, Market and Political Conditions
Unfavorable conditions in our operating environment, including general economic and global capital market conditions, and financial and capital markets risks, including changes in interest rates, credit spreads, equity prices, market volatility, foreign exchange rates and real estate market deterioration, may have a material adverse effect on our business, financial condition, results of operations, and liquidity. Despite the rise in U.S. equity markets in 2013, there continues to be uncertainty regarding the timing and strength of an economic recovery, which may adversely affect our business, financial condition, results of operations and liquidity in 2014. Weak economic conditions, such as continued high unemployment, low labor force participation, lower family income, higher tax rates, including on small business owners, lower business investment and lower consumer spending are likely to result in the persistence of a sustained low interest rate environment as well as volatility in other capital market conditions, which will continue to pressure our investment results.
One important exposure to equity risk relates to the potential for lower earnings associated with our operations in Talcott Resolution, The Hartford's runoff business consisting of its U.S. annuity, international annuity (in Japan), and institutional and private-placement life insurance businesses ("Talcott Resolution"). Fee income on products such as U.S. and Japan variable annuities is earned based upon the fair value of the assets under management. Should global equity markets decline from current levels, assets under management and related fee income will be reduced. Certain of our products have guaranteed benefits that increase our potential obligation and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to utilize significant additional capital to support these products and adversely affect our ability to support our other businesses.
While interest rates in recent periods continue to be near historically low levels, recent increases in market rates have marginally reduced our reinvestment risk. However, further reductions in market rates or a sustained low interest rate environment would pressure our net investment income and could result in lower margins and lower estimated gross profits on certain products. In addition, due to the long-term nature of the liabilities within our Talcott Resolution operations, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates subjects us to reinvestment risks, increased hedging costs, spread compression and capital volatility. A rise in interest rates, in the absence of other countervailing changes, will reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically within a six-to-twelve month time period, certain products within our Talcott Resolution division might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate in an unrealized loss position. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. Assets supporting the liabilities within our property & casualty and group benefits businesses are largely invested in fixed income securities. Changes in interest rates will affect the value of these assets and expose the company to reinvestment risk and disintermediation risk if cash flows differ materially from our projections.

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly and retain historically wide levels over an extended period of time, other-than-temporary impairments and decreases in the market value of our investment portfolio will likely result. In addition, losses may also occur due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company's net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted in the past and may result in the future in the need to devote significant additional capital to support the fixed MVA product.
Our primary foreign currency exchange risk is related to certain guaranteed benefits associated with the reinsurance of Japan variable annuities. The strengthening of the yen compared with other currencies would substantially increase our exposure to pay yen-denominated obligations. In addition, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on yen denominated individual fixed annuity products.
Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. Deterioration in the real estate market has adversely affected our business, financial condition, results of operations and liquidity in the past. While the real estate market has shown signs of improvement, deteriorating fundamentals (including increases in property vacancy rates, delinquencies and foreclosures) could cause a decline in market values, which would have a negative impact on sources of refinancing, resulting in reduced market liquidity and higher risk premiums. This could result in reductions in market value and impairments of real estate backed securities, a reduction in net investment income associated with real estate partnerships, and increases in our valuation allowance for mortgage loans.
Significant declines in global equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar and Euro, or real estate market deterioration, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Our hedging assets seek to reduce the net economic sensitivity of our potential obligations from guaranteed benefits to equity market, interest rate, and foreign exchange fluctuations. Because of the accounting asymmetries between our economic targets and statutory and GAAP accounting, rising equity markets, rising interest rates, or a strengthening of the U.S. dollar may result in statutory or GAAP losses.
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

Risks Relating to Estimates, Assumptions and Valuations
Actual results could materially differ from the analytical models we use to assist our decision making in key areas such as capital, hedging and reserving, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
We employ various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making related to capital allocation, reserving, hedging and reinsurance. Both proprietary and third party models we use incorporate numerous assumptions and forecasts about the future level and variability of interest rates, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, equity markets and inflation, among others. The modeled outputs and related analyses are subject to the inherent limitations of any statistical analysis, including the use of historical internal and industry data and assumptions, which may be stale, incomplete or erroneous. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, our estimates of capital adequacy or the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity.
The following financial instruments are carried at fair value in the Company's consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, certain hedge fund investments, and separate account assets. The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption, including periods of significantly increasing/decreasing interest rates, rapidly widening/narrowing credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing or unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
Impairment losses in earnings could materially adversely affect our results of operations and financial condition.

If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company deferred acquisition costs associated with the prior sales of its variable annuity products. While deferred acquisition costs related to the Japan block of business were written off in the first quarter of 2013 when the Company amended its hedging strategy, deferred acquisition costs for the U.S. block are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB and guaranteed minimum income benefit ("GMIB") using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions, principally related to separate account fund returns, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in separate account fund returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, as well as the effect of increased surrenders, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity contracts, and increase reserves for GMDB and GMIB, which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.
If our businesses do not perform well, we may be required to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
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
Financial Strength, Credit and Counterparty Risks
The amount of statutory capital that we have, and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements, can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market, credit market, interest rate and foreign currency conditions, changes in policyholder behavior, changes in rating agency models, and changes in regulations.
We conduct the vast majority of our business as a licensed insurance company and through our licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for licensed insurance companies are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. Our international operations are subject to regulation in the relevant jurisdiction in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us and our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we and our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolios, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by our statutory surplus amounts and RBC ratios and those of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. Rating agency downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, financial condition, results of operations and liquidity. For a further discussion of potential impacts of ratings downgrades on derivative instruments, including potential collateral calls, see Part II, Item 7, MD&A - "Capital Resources and Liquidity - Derivative Commitments."
Losses due to nonperformance or defaults by others, including issuers of investment securities mortgage loans or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity.
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
Our investment portfolio includes securities backed by real estate assets, the value of which may be adversely impacted if conditions in the real estate market significantly deteriorate, including declines in property values and increases in vacancy rates, delinquencies and foreclosures, ultimately resulting in a reduction in expected future cash flows for certain securities.
The Company also has exposure to foreign-based issuers of securities and providers of reinsurance, as well as indirect European exposure resulting from the variable annuity products that it has sold in Japan. These foreign issuers include European issuers as well as certain emerging market issuers. Despite the recent stabilization in the European market, there are still fundamental structural issues that remain and may result in the re-emergence of fiscal and economic issues. In addition, there has been recent volatility within certain emerging market countries spurred by concerns over the U.S. Federal Reserve tapering its monetary stimulus, an economic slowdown in China, and the devaluation of certain currencies. Further details of the European and certain emerging market private and sovereign issuers held within the investment portfolio and indirect variable annuity exposures can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management. The Company's European based reinsurance arrangements are further described in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management.
Property value declines and loss rates that exceed our current estimates, as outlined in Part II, Item 7, MD&A - Enterprise Risk Management - Other-Than-Temporary Impairments, or a worsening of global economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

To the extent the investment portfolio is not adequately diversified, concentrations of credit risk may exist which could negatively impact the Company if significant adverse events or developments occur in any particular industry, group of related industries or geographic regions. The Company’s investment portfolio is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity other than the U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government, and the Government of Japan. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, our investment portfolio’s credit concentration risk to issuers could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies. For discussion of the Company’s exposure to credit concentration risk of reinsurers, see the risk factor, “We may incur losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.”
We may incur losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently use reinsurance to reduce the effect of losses, transfer other risks that can cause unfavorable results of operations, or effect the sale of a book of business to an independent company. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we regularly evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or dispute their contractual obligations. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our results of operations. This risk may be magnified by a concentration of reinsurance-related credit risk resulting from the sale of the Company’s Individual Life business. Further details of such concentration can be found in Part II, Item 7, MD&A -Credit Risk.
In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Reinsurance pricing changes significantly over time, and no assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop to the extent possible other alternatives to reinsurance. Further, due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.

Insurance and Product-Related Risks
Our adjustment of our risk management program relating to products we offered with guaranteed benefits to emphasize protection of economic value will likely result in greater statutory and U.S. GAAP volatility in our earnings and potentially material charges to net income (loss).
Some of the in-force business within our Talcott Resolution operations, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the guaranteed minimum withdrawal ("GMWB"), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and GMIB associated with in-force variable annuities. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions experienced in recent years, we adjusted our risk management program to place greater relative emphasis on the protection of economic value. This shift in relative emphasis has resulted in greater statutory and U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, higher interest rates, declines in volatility and weakening of the yen against other currencies. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay and, in turn, may need additional capital to support in-force business. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are particularly vulnerable to losses from catastrophes, both natural and man-made, which could materially and adversely affect our business, financial condition, results of operations and liquidity.
Our operations are exposed to risk of loss from catastrophes associated with pandemics and other events that could significantly increase our mortality and morbidity exposures. Policyholders may also be unable to meet their obligations t make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our business, financial condition, results of operations or liquidity. To the extent that loss experience unfolds or models improve, we will seek to reflect any increased risk in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full accounting of loss expectations in the design or pricing of our products or result in additional risk-shifting to the insurance industry.
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
Regulatory and Legal Risks
The impact of regulatory initiatives and legislative developments, including the enactment of the Dodd-Frank Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.
Regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (“FDIC”), the NYSE and the Financial Industry Regulatory Authority, Inc. (“FINRA”) are considering enhanced or new regulatory requirements intended to prevent future financial crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations. The Dodd-Frank Act requires central clearing of, and imposes new margin requirements on, certain derivatives transactions, which increases the costs of our hedging program. Other provisions in the Dodd-Frank Act that may impact us include: the new “Federal Insurance Office” within Treasury; the possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; the possible adverse impact on the market for insurance-linked securities resulting from the limitations of banking entity involvement in and ownership of certain asset-backed securities transactions; and enhancements to corporate governance, especially regarding risk management.
The Dodd-Frank Act vests the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Based on its most current financial data, The Hartford is below the quantitative thresholds used by the FSOC to determine which nonbank companies merit consideration. However, the FSOC has indicted it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review. If The Hartford were to be designated as a systemically important institution, it could be subject to heightened regulation under the Federal Reserve, which could impact requirements regarding capital, liquidity and leverage as well as our business and investment conduct. In addition, The Hartford could be subject to assessments to pay for the orderly liquidation of other systemically important financial institutions that have become insolvent. As a result of these requirements, we could incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may experience unfavorable judicial or legislative developments involving claim litigation that could have a material adverse effect on our business, financial condition, results of operations and liquidity.
The Company is involved in claims litigation arising in the ordinary course of business. The Company is also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from our current expectations. Changes in federal or state tort litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment and their impact on the outcome of litigation filed against the Company. Our business, financial condition, results of operations and liquidity could also be adversely affected if judicial or legislative developments cause our ultimate liabilities to increase from current expectations.
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
State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. These regulatory regimes are generally designed to protect the interests of policyholders rather than insurers, their shareholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorization for lines of business, statutory capital and reserve requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business.
Because these laws and regulations are complex and sometimes inexact, there is also a risk that our business may not fully comply with a particular regulator's or enforcement authority's interpretation of a legal, accounting, or reserving issue or that such regulator’s or enforcement authority’s interpretation may change over time to our detriment, or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may not be consistent with the opinion of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating and/or tax costs.
In addition, our international operations are subject to regulation in the relevant jurisdictions in which they operate (primarily the Japan Financial Services Agency), which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate.
These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations and liquidity. See the risk factor, “The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.”

Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws could have a material adverse effect on our profitability and financial condition, and could result in our incurring materially higher corporate taxes. The Company’s tax return reflects certain items, including but not limited to, tax-exempt bond interest, dividends received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. There is an increasing risk that, in the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders. Although the specific form of any such legislation is uncertain, changes to the taxation of municipal bond interest could materially and adversely impact the value of those bonds, limit our investment choices and depress portfolio yield. Elimination of the dividends received deduction could increase the Company’s actual tax rate, thereby reducing earnings. Conversely, if income tax rates decline it could adversely affect the Company's ability to realize the benefits of its deferred tax assets.
Moreover, many of the products that the Company previously sold benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company previously sold annuity contracts that allowed policyholders to defer the recognition of taxable income earned within the contract. Because the Company no longer sells these products, changes in the future taxation of life insurance and/or annuity contracts will not adversely impact future sales. If, however, the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender, which would make running off our existing annuity business more difficult.
Changes in accounting principles and financial reporting requirements could result in material changes to our reported results of operations and financial condition.
U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition. Moreover, the SEC is currently evaluating International Financial Reporting Standards (“IFRS”) to determine whether IFRS should be incorporated into the financial reporting system for U.S. issuers. Certain of these standards could result in material changes to our reported results of operations.
Other Operational Risks
The success of the realignment of The Hartford's businesses, its capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings, are subject to material challenges, uncertainties and risks which could adversely affect our business, financial condition, results of operations and liquidity.
The success of The Hartford's strategic realignment, capital management plan, and expense reduction initiatives remain subject to material challenges, uncertainties and risks. The Hartford may not achieve all of the benefits it expects to derive from its plan to repurchase $2 billion of its equity and reduce its debt by $656 over the course of 2014 and 2015, its initiatives to reduce expenses may not be successful, and the Company may be adversely affected by The Hartford's decision to focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its Individual Annuity business into runoff and sell the Individual Life and Retirement Plans businesses. In addition, The Hartford may take actions beyond its business realignment, capital management plan and expense reduction initiatives, which may include acquisitions, divestitures or restructurings. Any such actions may involve additional risks and uncertainties that could negatively impact the Company’s business, financial condition, results of operations and liquidity.
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
We use computer systems to process, store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems or maintenance. Our business is highly dependent on our ability, and the ability of certain third parties, to access our systems to perform necessary business functions, including, without limitation, conducting our financial reporting and analysis, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products, providing customer support and managing our investment portfolios and hedging programs.

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
Moreover, our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. While, to date, The Hartford is not aware of having experienced a material breach of cybersecurity, administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.
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

If we experience difficulties arising from outsourcing and similar third-party relationships, our ability to conduct business may be compromised, which may have an adverse effect on our business and results of operations.
We outsource certain business and administrative functions and rely on third-party vendors to provide certain services on our behalf. As we continue to focus on reducing the expense necessary to support our operations, we have become increasingly committed to outsourcing strategies for certain technology and business functions. We may also seek to reduce coordination costs and take advantage of economies of scale by transitioning multiple functions and services to a small number of third-party providers. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If our continuing relationship with certain third-party providers, particularly those on which we rely for multiple functions or services, is interrupted, or if such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the risk factor, “If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operations and liquidity.”
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
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, systems, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may be subject to patent claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, systems, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

PART II
Item 5. MARKET FOR HARTFORD LIFE INSURANCE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the Company’s outstanding shares are ultimately owned by Hartford Life and Accident Insurance Company, which is a subsidiary of The Hartford. As of February 28, 2014, the Company had issued and outstanding 1,000 shares of common stock, $5,690 par value per share. There is no established public trading market for the Company’s common stock.
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
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the year ended December 31, 2013 compared with the comparable 2012 periods. Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I (2) (a) of Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	2013	2012
Fee income and other	$1,462	$2,956
Earned premiums	184	93
Net investment income:
Securities available-for-sale and other	1,681	2,535
Equity securities, trading	2	1
Total net investment income	1,683	2,536
Net realized capital gains (losses) [1]	326	(1,481)
Total revenues	3,655	4,104
Benefits, losses and loss adjustment expenses	1,758	2,900
Amortization of deferred policy acquisition costs and present value of future profits	228	324
Insurance operating costs and other expenses	(401)	268
Reinsurance loss on disposition, including reduction in goodwill of $250 and $61, respectively	1,491	61
Dividends to policyholders	18	20
Total benefits, losses and expenses	3,094	3,573
Income from continuing operations before income taxes	561	531
Income tax expense	49	36
Income from continuing operations, net of tax	512	495
Income (loss) from discontinued operations, net of tax	(41)	61
Net income	471	556
Net income attributable to the noncontrolling interest	6	2
Net income attributable to Hartford Life Insurance Company	$465	$554
[1] Includes net realized capital gains (losses) on business dispositions of $1,561 for the year ended December 31, 2013.
December 31, 2013 compared to the year ended December 31, 2012

Net income decreased for the year ended December 31, 2013 primarily due to a decline in net investment income as a result of the sale of the Retirement Plans and Individual Life businesses in January 2013 and a slight decline in yield offset by the change in the modco reinsurance agreement. For further discussion of net investment income, see MD&A - Net Investment Income (Loss). For further discussion of the reinsurance loss on disposition see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.
Hartford Life and Annuity Insurance Company, a subsidiary of the Company, has a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with White River Life Reinsurance, an affiliated captive insurance company ("affiliate modco reinsurance agreement"). The affiliate modco reinsurance agreement increased earnings by $104 for the year ended December 31, 2013, and decreased earnings by $212 for 2012. The most significant fluctuations of the modco agreement were within net realized capital gains (losses) and insurance operating costs and other expenses, which are primarily due to changes in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 13 - Transactions with Affiliates of Notes to the Consolidated Financial Statements.
Net realized capital gains (losses), excluding the impacts of the affiliate modco reinsurance agreement and the net realized gains on business disposition, decreased by $219 for the year ended December 31, 2013, and increased $1,209 for the year ended December 31, 2012. For further discussion of net realized capital gains (losses), see MD&A - Net Realized Capital Gains (Losses).

Income Taxes
The Company's effective tax rate differs from the U.S. statutory rate of 35% for the years ended December 31, 2013 and 2012 primarily due to the separate account dividends received deduction (“DRD”). For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 11 - Income Taxes of Notes to Consolidated Financial Statements .
The separate account DRD is estimated for the current year using information from the most recent return, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received in the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $135 and $140 related to the separate account DRD for the years ended December 31, 2013 and 2012, respectively. These amounts included benefits (charges) related to prior years’ tax returns of $1 and $(4) in the years ended December 31, 2013 and 2012, respectively.
The Company receives a foreign tax credit for foreign taxes paid including payments from its separate account assets. This credit reduces the company’s U.S. tax liability. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through from the mutual funds. The Company recorded benefits of $7 and $9 related to separate account foreign tax credit for the years ended December 31, 2013 and 2012, respectively.

INVESTMENT RESULTS
Composition of Invested Assets

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	28,163	74.6%	49,404	79.8%
Fixed maturities, at fair value using the fair value option ("FVO")	791	2.1%	1,010	1.6%
Equity securities, AFS, at fair value	372	1.0%	400	0.6%
Mortgage loans	3,470	9.2%	4,935	8.0%
Policy loans, at outstanding balance	1,416	3.7%	1,951	3.1%
Limited partnerships and other alternative investments	1,329	3.5%	1,372	2.2%
Other investments [1]	270	0.7%	582	0.9%
Short-term investments	1,952	5.2%	2,354	3.8%
Total investments excluding equity securities, trading	37,763	100%	62,008	100%
Equity securities, trading, at fair value [2]	12		1,847
Total investments	$37,775		$63,855

[1]	Primarily relates to derivative instruments.

[2]
As of December 31, 2012, these assets primarily supported the European variable annuity business which was sold in the fourth quarter of 2013. Changes in these balances are also reflected in the respective liabilities.

Total investments decreased since December 31, 2012, principally due to the sale of the Retirement Plans and Individual Life businesses resulting in the transfer of fixed maturities, AFS, fixed maturities, FVO, equity securities, AFS, mortgage loans, and policy loans with a total carrying value of $16.9 billion in January 2013. In addition, the sale of the U.K. variable annuity business, HLIL, in the fourth quarter of 2013 resulted in a decline in the carrying value of fixed maturities, AFS and equity securities, trading of $469 and $1.7 billion, respectively. Refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions. The remaining decrease in total invested assets is primarily due to decreases in fixed maturities, AFS, short-term investments, and other investments. The decrease in fixed maturities, AFS was due to a decline in valuations due to an increase in interest rates, reductions in dollar rolls and repurchase agreements, and capital management activities. The decrease in short-term investments is primarily attributable to a decline in derivative collateral held due to decreases in derivative market values. The decline in other investments was largely due to a decline in derivative market value primarily related to the variable annuity hedge program.

Net Investment Income

	For the years ended December 31,
	2013		2012
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,253	4.3%	$1,953	4.4%
Equity securities, AFS	8	2.1%	11	2.7%
Mortgage loans	172	4.8%	248	5.2%
Policy loans	82	5.7%	116	6.0%
Limited partnerships and other alternative investments	119	9.2%	85	6.3%
Other investments [3]	123		199
Investment expense	(76)		(77)
Total securities AFS and other	$1,681	4.4%	$2,535	4.5%
Equity securities, trading	2		1
Total net investment income	$1,683		$2,536
Total securities, AFS and other excluding limited partnerships and other alternative investments	1,562	4.2%	2,450	4.4%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) divided by the monthly average invested assets at cost, or adjusted carrying value, as applicable, excluding equity securities, trading, repurchase agreement and dollar roll collateral, and consolidated variable interest entity non-controlling interests. Yield calculations for the year ended December 31, 2013 exclude assets transferred due to the sale of the Retirement Plans and Individual Life businesses. Yield calculations for all periods exclude income and assets associated with the disposal of the HLIL business. Yields by asset type exclude investment expenses.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Total net investment income declined primarily due to a decrease in asset levels as a result of the sale of the Retirement Plans and Individual Life businesses in January 2013, but also reflects a slight decline in yield. Refer to Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements for further discussion of these transactions. This decline was partially offset by higher income from limited partnerships, due to underlying real estate and private equity funds selling underlying investments.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.2% in 2013 versus 4.4% in 2012. The decline was primarily attributable to the divestiture of Individual Life and Retirement Plans businesses. The invested assets transferred associated with the divested Individual Life and Retirement Plans businesses had a carrying value of $16.9 billion and an average book yield, including the impact of associated derivatives, of approximately 5.0%. The average reinvestment rate for the year ended December 31, 2013 was approximately 3.6%, excluding treasury securities and mortgage backed securities related to dollar roll transactions which is slightly higher than the average yield of sales and maturities for the same period. For further discussion on dollar roll transactions see Note 4 - Investments and Derivative Investments of Notes to Consolidated Financial Statements. Based upon current reinvestment rates, we currently expect the portfolio yield, excluding limited partnerships and other alternative investments, for the full year 2014, to remain relatively consistent with the 2013 net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2013	2012
Gross gains on sales	$2,196	$478
Gross losses on sales	(700)	(278)
Net OTTI losses recognized in earnings [1]	(45)	(255)
Valuation allowances on mortgage loans	(1)	4
Japanese fixed annuity contract hedges, net [2]	6	(36)
Periodic net coupon settlements on credit derivatives/Japan	(3)	(8)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	262	519
U.S. macro hedge program	(234)	(340)
Total U.S. program	28	179
International program	(963)	(1,145)
Total results of variable annuity hedge program	(935)	(966)
GMIB/GMAB/GMWB reinsurance	1,107	1,233
Coinsurance and modified coinsurance reinsurance contracts	(1,405)	(1,901)
Other, net [3]	106	248
Net realized capital (losses)	$326	$(1,481)

[1]	Includes $173 of intent-to-sell impairments for the year ended December 31, 2012 relating to the sales of the Retirement Plans and Individual Life businesses in 2013.

[2]
Relates to the Japanese fixed annuity products (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments excluding periodic net coupon settlements, and the change in value related to Japan government FVO securities).

[3]	Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the
Japan variable annuity business, which is primarily offset in AOCI, and gains and losses on non-qualifying derivatives.
Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the year ended December 31, 2013 were predominately from the sales of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion. The remaining gross gains on sales were primarily due to the sales of corporate securities. Gross losses on sales were primarily the result of the sales of U.S. Treasuries and foreign government and government agencies. The sales were predominantly due to the management of duration and liquidity as well as progress towards sector allocation objectives.

•
Gross gains and losses on sales for the year ended December 31, 2012 were predominately from investment grade corporate securities, municipal bonds, mortgage backed securities and U.S. Treasuries. These sales were the result of tactical portfolio management as well as to maintain duration targets.

Net OTTI losses

•	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Valuation allowances on mortgage loans

•	See MD&A - Investment Portfolio Risks and Risk Management - Valuation Allowances on Mortgage Loans.

Variable annuity hedge program

•
For the year ended December 31, 2013 the gain on U.S. GMWB related derivatives, net, was primarily related to gains of $203 from revaluing the liability for living benefits largely driven by favorable policyholder behavior related to increased full surrenders and gains of $38 due to liability assumption updates for partial lapses and withdrawal rates. The loss on the U.S. macro hedge program for the year ended December 31, 2013 was primarily driven by losses of $114 due to an improvement in domestic equity markets, losses of $56 related to an increase in interest rates, and losses of $31 related to a decrease in equity market volatility. The loss on the international program for the year ended December 31, 2013 was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro.

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

Other, net

•
Other, net gain for the year ended December 31, 2013 was partially related to gains of $71 on interest derivatives largely associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements. Additional gains included $295 for the year ended December 31, 2013 related to transactional foreign currency re-valuation primarily associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar.

•
Other, net gain for the year ended December 31, 2012 was primarily related to gains of $249 on credit derivatives due to credit spreads tightening, and gains of $104 on interest derivatives largely driven by the de-designation of the cash flow hedges associated with bonds included in the sale of Individual Life and Retirement Plans businesses. For further information on the business dispositions, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements. These gains were partially offset by losses of $111 related to Japan 3Win foreign currency swaps primarily driven by the strengthening of the currency basis swap spread between the U.S. dollar and Japanese yen and the decline in U.S. interest rates.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life type contracts;

•	living benefits required to be fair valued (in other policyholder funds and benefits payable);

•	valuation of investments and derivative instruments;

•	evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans;

•	goodwill impairment;

•	valuation allowance on deferred tax assets; and

•	contingencies relating to corporate litigation and regulatory matters.
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

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: the DAC asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts. URR associated with the Individual Life business is no longer included in EGP based balances due to the sale of this business in 2013.

For additional information regarding business dispositions, see Note 2 - Business Dispositions and Note 5 - Reinsurance of Notes to Consolidated Financial Statements. For additional information on DAC, see Note 6 - Deferred Policy Acquisition Costs and Present Value of Future Profits of Notes to Consolidated Financial Statements. For additional information on SIA, see Note 9 - Sales Inducements of Notes to Consolidated Financial Statements. For additional information on death and other insurance benefit reserves, see Note 8 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.

Unlocks
The (charge) benefit to net income by asset and liability as a result of the Unlock is as follows:

	For the years ended December 31,
	2013	2012
DAC	$(104)	$(44)
SIA	(3)	(59)
URR	8	2
Death and Other Insurance Benefit Reserves	29	52
Total (before tax)	(70)	(49)
Income tax effect	(25)	(18)
Total (after-tax)	$(45)	$(31)

The Unlock charge for the years ended December 31, 2013 and December 31, 2012 was primarily due to assumption changes in connection with the annual policyholder behavior assumption study, partially offset by actual separate account returns above our aggregated estimated returns during these periods. Assumption changes for the year ended December 31, 2013 were driven by an increase in lapses and partial withdrawals and a reduction in the spread between assumed investment income and contract crediting rates. Assumption changes for the year ended December 31, 2012 were driven by lower estimated gross profits due to increased unit costs and changes to benefit utilization assumptions.
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
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of December 31, 2013, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 26%. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

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
Valuation of Investments and Derivative Instruments
Available-for-Sale Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities at fair value using the fair value option (“FVO”), equity securities, trading, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayments speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed-securities ("ABS") and residential mortgage-backed securities ("RMBS") are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. For further discussion, see the AFS Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments section in Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
The Company has analyzed the third-party pricing services' valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance related derivatives
The fair value of derivative instruments is determined using pricing valuation models for over-the-counter ("OTC") derivatives that utilize market data inputs, quoted market prices for exchanged-traded derivatives and transactions cleared through central clearing houses ("OTC-cleared"), or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2013 and 2012, 97% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. For further discussion on derivative instrument valuation methodologies, see the Derivative Instruments, including embedded derivatives within the investments section in Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements. For further discussion on GMWB and other guaranteed living benefits, valuation methodologies, see the Living Benefits Required to be Fair Valued section in Note 3 of the Notes to Consolidated Financial Statements.

Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company assesses impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. For further discussion of fair value measurement, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements. In addition, certain limited partnerships and other alternative investments are accounted for under the equity method of accounting. For further discussion, see the Investments - Overview section of Note 1 of Notes to the Consolidated Financial Statements.
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
The reporting units of the Company for which goodwill was allocated include Mutual Funds, Retirement Plans and Individual Life.
During the first quarter of 2013, the Company completed the sale of its Retirement Plans business to Mass Mutual and its Individual Life business to Prudential. Accordingly, the carrying value of each reporting unit's goodwill of $87 and $163, respectively, was reduced and included in reinsurance loss on disposition in the Company's Consolidated Statement of Operations.
In 2012, the Company wrote off $159 of goodwill associated with the Mutual Funds reporting unit including goodwill of $10 due to the sale of Woodbury Financial Services and $149 of remaining goodwill as a result of the Mutual Funds reorganization. For further discussion of the reorganization of the Mutual Funds business, see Note1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
For information on the results of goodwill impairment tests performed in 2012 and 2011, see Note 7 - Goodwill of Notes to Consolidated Financial Statements. For further information on the disposition of the Retirement Plans and Individual Life businesses, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2013 including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.

The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. As of December 31, 2013 and 2012, the deferred tax asset valuation allowance was $0 and $53, relating mostly to foreign net operating losses. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carryback years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible and will implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in 2011 and as a result of the sale of the U.K. variable annuity business, the Company released $56, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
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
An increase in interest rates from current levels is generally a favorable development for the Company. Interest rate increases are expected to provide additional net investment income, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk.

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
A decline in interest rates results in certain mortgage-backed and municipal securities being more susceptible to paydowns and prepayments or calls. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risk, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
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
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of fixed maturity securities was $29.0 billion and $49.4 billion at December 31, 2013 and 2012, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the portfolio, including fixed maturities, commercial mortgage loans, and cash equivalents, was approximately 5.2 years and 5.9 years as of December 31, 2013 and 2012, respectively. As of December 31, 2012, the weighted average duration of the portfolio, excluding the Retirement Plans and Individual Life businesses, was approximately 5.5 years.
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
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or hedge liabilities. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the interest rate risk profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration.
At December 31, 2013 and 2012, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $9.1 billion and $18.0 billion, respectively ($8.9 billion and $17.8 billion, respectively, related to investments and $0.2 billion and $0.2 billion, respectively, related liabilities). The fair value of these derivatives was $(376) and $(251) as of December 31, 2013 and 2012, respectively. The decline in notional amounts related to investments of $8.9 billion primarily relates to the termination of interest rate swaptions designed to hedge the interest rate risk of the securities that were transferred related to the sale of the Retirement Plan business segment. These amounts do not include derivatives associated with the Variable Annuity Hedging Program. For further information, see the Variable Product Guarantee Risks and Risk Management section.
Interest Rate Sensitivity
Included in the following table is the before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) and certain insurance product liabilities (e.g., disability contracts) for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments generally lack sensitivity to interest rate changes. Separate account assets and liabilities, equity securities, trading and the corresponding liabilities associated with the variable annuity products are excluded from the analysis because gains and losses in separate accounts accrue to policyholders.
The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value as of December 31,
	2013		2012
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value	$(301)	$168	$(255)	$141
The fixed liabilities included above represented approximately 51% and 52% of the Company’s general account liabilities as of December 31, 2013 and 2012, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.

The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, not included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2013 and 2012. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. The decline in the estimated change in fair value assuming a 100 basis point shift since 2012 is due to the sales of the Retirement Plans and Individual Life businesses in January of 2013.

	Change in Fair Value as of December 31,
	2013		2012
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value	$496	$(476)	$1,968	$(1,765)
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
The Company entered into two reinsurance transactions in connection with the sales of its Retirement Plans and Individual Life businesses in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.
Life insurance product reinsurance recoverables represent loss and loss adjustment expense recoverable from a number of reinsurers. The Company's reinsurance recoverables are summarized as follows:

	December 31,
Reinsurance Recoverable	2013	2012
Unpaid loss and loss adjustment expenses	19,794	2,893
Gross reinsurance recoverable	19,794	2,893
Less: allowance for uncollectible reinsurance	—	—
Net reinsurance recoverable	$19,794	$2,893
As of December 31, 2013, the Company has reinsurance recoverables of $9.5 billion each from MassMutual and Prudential. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of December 31, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.5 billion and $7.1 billion, respectively. As of December 31, 2013, the net reinsurance recoverables from Prudential represents approximately 29% of the Company's consolidated stockholders' equity. As of December 31, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.

Variable Product Guarantee Risks and Risk Management
The Company’s equity product risk is managed at the Life Operations level of The Hartford. The disclosures in the following equity product risk section are reflective of the risk management program, including reinsurance with third parties and the dynamic and macro derivative hedging programs which are structured at the parent company level. The following disclosures are also reflective of the Company’s reinsurance of the majority of variable annuities with living and death benefit riders to an affiliated captive reinsurer. For further information on the affiliate reinsurance transaction, see Note 5 - Reinsurance of Notes to the Consolidated Financial Statements.
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

Generally, increases in equity markets will reduce the value of the macro hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed above. For more information, see Risk Hedging - Variable Annuity Hedging Program section.
Variable Annuity Guaranteed Benefits
The Company’s U.S. and Japan variable annuities include guaranteed minimum death benefits and certain contracts include optional living benefit features. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer and an external reinsurer. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $74.5 billion and $82.8 billion as of December 31, 2013 and December 31, 2012, respectively.
The Company’s U.S. variable annuities include a GMWB rider. Declines in the equity markets will increase the Company’s liability for these benefits. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. The Company reinsures a majority of the GMWB benefits with an affiliated captive reinsurer.
The following tables summarize the account values of the Company’s U.S. direct variable annuities with guarantee features and Japan assumed guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place):

Total Variable Annuity Guarantees
As of December 31, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[4]	% In the Money[4][5]
U. S. Variable Annuity [1]
GMDB	$61.8	$4.3	$1.0	16%	26%
GMWB	30.3	0.2	0.1	5%	12%
Japan Variable Annuity [1]
GMDB	12.7	0.2	0.2	31%	4%
GMIB [3]	12.5	0.1	0.1	27%	3%

Total Variable Annuity Guarantees
As of December 31, 2012
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[4]	% In the Money[4][5]
U. S. Variable Annuity [1]
GMDB [2]	$64.8	$6.6	$0.7	47%	13%
GMWB	34.2	0.7	0.1	9%	27%
Japan Variable Annuity [1]
GMDB	16.1	2.6	—	97%	14%
GMIB [3]	15.9	2.4	—	99%	14%
U.K. Variable Annuity [1] [6]
GMDB	1.9	0.04	—	100%	2%
GMWB	1.7	0.03	—	24%	7%

[1]
Policies with a guaranteed living benefit (a GMWB in the US, or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

[2]
Excludes group annuity contracts with GMDB benefits previously sold by Retirement Plans business. For further discussion of the sale of the Retirement Plans business, see Note 2 - Business Dispositions.

[3]	Includes small amount of GMWB and GMAB.

[4]	Excludes contracts that are fully reinsured.

[5]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.
[6] On December 12, 2013, the Company completed the sale of the U.K variable annuity business of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary. For further discussion of the sale of the U.K. variable annuity business, HLIL in 2013, see Note 2 - Business Dispositions and Note 17 - Discontinued Operations of Notes to Consolidated Financial Statements.

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
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the GRB. For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the annuitization election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. If the policyholder defers this election, the policyholder has the right to revisit the election annually on the policy anniversary date. In general, GMIB contracts will first become eligible to elect annuitization beginning in 2015. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of December 31, 2013, approximately 80% of the Japan GMIB contracts were “out of the money”. The Company reinsures a majority of the GMIB benefits with an affiliated captive reinsurer. For additional information on the Company’s GMIB liability, see Note 8 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.
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

GMIB [1]	As of December 31, 2013
($ in billions)	Account Value	Net Amount at Risk
2014	$—	$—
2015	3.2	—
2016	1.9	—
2017	2.4	0.1
2018	1.1	—
2019 & beyond [2]	3.5	—
Total	$12.1	$0.1

[1]	Excludes certain non-GMIB living benefits of $0.4 billion of account value and $0.0 billion of NAR.

[2]	In 2019 & beyond, $2.0 billion of the $3.5 billion is associated with account value that is eligible in 2021.

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
Risk Hedging
Variable Annuity Hedging Program
The Company’s variable annuity hedging is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our global variable annuity contracts through the use of reinsurance and capital market derivative instruments. The variable annuity hedging also considers the potential impacts on Statutory accounting results.
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

Japan Hedge Program
The Company enters into derivative contracts to hedge market risk exposures associated with the guaranteed benefits which are embedded in the international variable annuity contracts. These derivative contracts include foreign currency forwards and options, interest rate swaps, swaptions and futures, and equity swaps, options, and futures on certain broadly traded global equity indices including the S&P500 index, Nikkei 225 index, Topix index, FTSE 100 index, and Euro Stoxx 50. During 2013, the Company expanded its hedging program to substantially reduce equity and foreign currency exchange risk. The program is primarily focused on the risks that have been reinsured to the Company’s U.S. legal entities although certain hedges, predominantly options, are also held directly in HLIKK.
Equity Risk on Statutory Capital and Risk Based Capital
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory surplus or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be varied and in some instances counterintuitive. Factors include:

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

•
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we have experienced, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus and can create funding obligations to the statutory separate account.

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
The Company has reinsured approximately 20% of its risk associated with GMWB and 76% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the equity markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its reinsurance of Japan variable annuities, the investment in and net income of the Japanese operations, non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated individual fixed annuity product. In addition, the Company’s operations issued non-U.S. dollar denominated funding agreement liability contracts. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

The company manages the market risk, including foreign currency exchange risk, associated with the guaranteed benefits related to the Japanese variable annuities through its comprehensive International Hedge Program. For more information on the International Hedge Program, including the foreign currency exchange risk sensitivity analysis, see the Variable Product Guarantee Risks and Risk Management section.
Liabilities
The Company issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2013 and 2012 the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $94 and $134 and a total fair value of $(1) and less than $1, respectively.
Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), previously issued a yen-denominated fixed annuity product and subsequently reinsured it to the Company. During 2009, the Company suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
As of December 31, 2013 and 2012 the notional value of the currency swaps was $1.4 billion and $1.7 billion and the fair value was $(6) and $224, respectively. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. Included in net realized capital gains and losses was a before-tax net gain of $6 and a net loss $(36) for the years ended December 31, 2013, and 2012, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in yen, at December 31, 2013 and 2012, were approximately $1.0 billion and $1.5 billion, respectively. Included in these amounts are $0.9 billion and $1.4 billion at December 31, 2013 and 2012, respectively, related to non-U.S. dollar denominated fixed maturity securities that directly support liabilities denominated in the same currencies. At December 31, 2013 and 2012, the derivatives used to hedge currency exchange risk related to the remaining non-U.S. dollar denominated fixed maturities had a total notional amount of $125 and $161, respectively, and total fair value of $(7) and $(10), respectively.
Based on the fair values of the Company’s non-U.S. dollar denominated securities, including the associated yen denominated fixed annuity product liabilities, and derivative instruments as of December 31, 2013 and 2012; management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $21 and $67, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. The majority of the Company’s credit risk is concentrated in its investment holdings but is also present in reinsurance and insurance portfolios. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value of a financial instrument due to changes in credit spread that are unrelated to changes in obligor credit quality. A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale.
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
Credit risk policies at the enterprise and operation level ensure comprehensive and consistent approaches to quantifying, evaluating, and managing credit risk under expected and stressed conditions. These policies define the scope of the risk, authorities, accountabilities, terms, and limits, and are regularly reviewed and approved by senior management and ERM. Aggregate counterparty credit quality and exposure is monitored on a daily basis utilizing an enterprise-wide credit exposure information system that contains data on issuers, ratings, exposures, and credit limits. Exposures are tracked on a current and potential basis. Credit exposures are reported regularly to the ERCC and to FIRMCo. Exposures are aggregated by the ultimate parent across investments, reinsurance receivables, insurance products with credit risk, and derivative counterparties. The credit database and reporting system are available to all key credit practitioners in the enterprise.
The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through asset sales or the use of derivative instruments. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. In addition, transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin, monitor the Company's ability to request additional collateral in the event of a counterparty downgrade, and be an independent valuation source. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see Investment Management section and Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. See Reinsurance section for further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process.
As of December 31, 2013, the Company's only exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan and Prudential. The Government of Japan securities represented $853, or 10% of stockholders' equity, and 2% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. The net unsecured reinsurance recoverable from Prudential of $2.4 billion represented approximately 29% of stockholder's equity. For further discussion of reinsurance recoverables, see Note 5 - Reinsurance of Notes to Consolidated Financial Statements.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange-traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.

Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties for OTC derivatives the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties becoming unwilling to engage in additional OTC derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using a combination of cash, OTC-cleared and exchange-traded instruments, in addition to using the available OTC derivatives.
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the contractual terms of the derivative transaction. The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk and monitors counterparty credit exposure on a monthly basis to ensure compliance with company policies and statutory limitations. The Company’s policies with respect to derivative counterparty exposure establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. The Company also generally requires that OTC derivative contracts, other than certain forward contracts, be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, which is structured by legal entity and by counterparty and reduces risk by permitting the closeout and netting of transactions upon the occurrence of certain events.
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally enters into credit support annexes in conjunction with the ISDA agreements, which require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. In accordance with industry standard and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
For the company's domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in two legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2013 the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For the year ended December 31, 2013 the Company has incurred no losses on derivative instruments due to counterparty default. For further discussion, see the Derivative Commitments section of Note 12 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
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

As of December 31, 2013 and 2012, the notional amount related to credit derivatives that purchase credit protection was $0.6 billion and $1.9 billion, respectively, while the fair value was $1 and $23. As of December 31, 2013 and 2012, the credit derivatives that purchase credit protection included notional of $0.4 billion and fair value of $5 and $28, respectively, that are part of the international program hedging instruments. As of December 31, 2013 and 2012, the notional amount related to credit derivatives that assume credit risk was $1.5 billion and $2.0 billion, respectively, while the fair value was $27 and $(8), respectively. For further information on credit derivatives, see Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The average credit ratings referenced below and throughout this section are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality
	December 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$3,714	$3,728	13.2%	$6,312	$6,659	13.5%
AAA	2,110	2,152	7.6%	4,126	4,393	8.9%
AA	3,216	3,202	11.4%	5,283	5,618	11.4%
A	7,688	8,204	29.2%	13,466	15,061	30.4%
BBB	8,483	8,824	31.3%	13,521	14,769	29.9%
BB & below	1,977	2,053	7.3%	3,045	2,904	5.9%
Total fixed maturities, AFS	$27,188	$28,163	100%	$45,753	$49,404	100%
The movement in the overall credit quality of the Company’s portfolio was primarily attributable to the sale of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions. Excluding the impact of the sales, United States government and government agencies declined due to the sale of agency RMBS securities associated with the termination of repurchase agreements, see Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	December 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	913	3	(43)	873	3.1%	1,331	11	(114)	1,228	2.5%
Small business	153	4	(13)	144	0.5%	276	4	(58)	222	0.4%
Other	106	6	—	112	0.4%	200	23	—	223	0.5%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	1,054	1	(21)	1,034	3.7%	1,513	—	(43)	1,470	3.0%
Commercial real estate ("CREs")	155	79	(16)	218	0.8%	370	44	(69)	345	0.7%
Other [1]	183	18	(4)	196	0.7%	353	17	(5)	345	0.7%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	332	8	(3)	337	1.2%	492	45	—	537	1.1%
Bonds	1,679	81	(22)	1,738	6.2%	2,920	189	(96)	3,013	6.1%
Interest only (“IOs”)	264	17	(9)	272	1.0%	345	28	(11)	362	0.7%
Corporate
Basic industry	1,173	60	(15)	1,218	4.3%	2,627	263	(5)	2,885	5.8%
Capital goods	1,244	104	(7)	1,341	4.8%	2,182	281	(1)	2,462	5.0%
Consumer cyclical	987	82	(7)	1,062	3.8%	1,695	197	(3)	1,889	3.8%
Consumer non-cyclical	2,138	184	(12)	2,310	8.2%	4,199	567	(4)	4,761	9.6%
Energy	1,496	127	(8)	1,615	5.7%	2,758	395	(2)	3,152	6.4%
Financial services	2,981	201	(91)	3,091	11.0%	4,856	440	(166)	5,130	10.4%
Tech./comm.	1,736	136	(11)	1,861	6.6%	2,692	372	(12)	3,052	6.2%
Transportation	664	45	(5)	704	2.5%	1,068	135	(1)	1,202	2.4%
Utilities	3,368	246	(35)	3,579	12.6%	5,477	743	(27)	6,193	12.6%
Other	126	11	(1)	136	0.5%	220	33	—	253	0.5%
Foreign govt./govt. agencies	1,267	27	(117)	1,177	4.2%	1,369	120	(29)	1,460	3.0%
Municipal taxable
Taxable	981	26	(48)	959	3.4%	1,808	204	(14)	1,998	4.0%
Tax-exempt	7	—	(1)	6	—	—	—	—	—	—
RMBS
Agency	1,620	34	(12)	1,642	5.8%	3,408	164	(1)	3,571	7.2%
Non-agency	27	—	—	27	0.1%	—	—	—	—	—
Alt-A	—	—	—	—	—	39	—	(1)	38	0.1%
Sub-prime	772	26	(36)	762	2.7%	1,143	32	(113)	1,062	2.1%
U.S. Treasuries	1,762	1	(14)	1,749	6.2%	2,412	151	(12)	2,551	5.2%
Fixed maturities, AFS	27,188	1,527	(551)	28,163	100%	45,753	4,458	(787)	49,404	100%
Equity securities
Financial services	93	7	(9)	91	24.5%	143	8	(25)	126	31.5%
Other	269	28	(16)	281	75.5%	265	20	(11)	274	68.5%
Equity securities, AFS [3]	362	35	(25)	372	100%	408	28	(36)	400	100%
Total AFS securities	$27,550	$1,562	$(576)	$28,535		$46,161	$4,486	$(823)	$49,804
Fixed maturities, FVO [3]				$791					$1,010

[1]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The overall decrease in AFS and FVO securities is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements for further discussion of these transactions. The Company continues to invest in a diversified portfolio that is primarily comprised of investment grade securities. Due to the type of securities transferred in connection with the sold businesses, a higher percentage of securities held at December 31, 2013 were in U.S. Treasuries, and foreign and U.S. government agency securities and a lower percentage in corporates. Apart from the impact of the business sales, during 2013, the Company sold agency RMBS associated with repurchase agreements and modestly increased allocations to emerging market and high yield securities, which offer attractive risk-adjusted returns. For further information on repurchase agreements, see Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. The Company's AFS net unrealized gain position declined primarily due to an increase in interest rates and the disposition of the Retirement Plans and Individual Life businesses, as discussed above.
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
European Exposure
Although there has been continued improvement in fundamental conditions in Europe, certain economies have experienced adverse economic conditions that were precipitated in part by elevated unemployment rates and government debt levels. As a result, in the past issuers in several European countries experienced credit deterioration and rating downgrades and a reduced ability to access capital markets and/or higher borrowing costs. Austerity measures aimed at reducing sovereign debt levels, along with steps taken by the European Central Bank to provide liquidity and credit support to certain countries issuing debt, have helped to stabilize markets. In addition, the European economy has experienced two consecutive quarters of positive, although weak, growth. In general, these economies continue to show signs of stabilization, including improved credit and reduced borrowing costs. Further contraction of gross domestic product along with elevated unemployment levels may continue to put pressure on sovereign debt.
The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company periodically considers alternate scenarios, including a base-case and both a positive and negative “tail” scenarios that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential for the spread of sovereign debt contagion, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company has been focused on controlling both absolute levels of exposure and the composition of that exposure through both bond and derivative transactions.
The Company has limited direct European exposure, totaling only 8% of total invested assets as of December 31, 2013. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, specifically, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes countries on the iTraxx SovX Western Europe Series 6 index with credit default spreads that exceed their respective index level as of December 31, 2013, an S&P credit quality rating of BBB+ or below, and a gross domestic product ("GDP") greater than $200 billion.

The following tables present the Company’s European securities included in the Securities by Type table above.

December 31, 2013
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$—	$—	$—	$—	$—	$—	$—	$—
Spain [3]	20	19	20	20	—	—	40	39
Ireland	40	41	—	—	—	—	40	41
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Higher risk	60	60	20	20	—	—	80	80
Europe excluding higher risk	1,763	1,910	527	571	275	277	2,565	2,758
Total Europe	$1,823	$1,970	$547	$591	$275	$277	$2,645	$2,838
Europe exposure net of credit default swap protection [2]							$2,564	$2,837

December 31, 2012
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$2	$2	$—	$—	$—	$—	$2	$2
Spain [3]	37	35	20	20	—	—	57	55
Ireland	125	125	—	—	—	—	125	125
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Higher risk	164	162	20	20	—	—	184	182
Europe excluding higher risk	2,687	3,057	671	682	478	535	3,836	4,274
Total Europe	$2,851	$3,219	$691	$702	$478	$535	$4,020	$4,456
Europe exposure net of credit default swap protection [2]							$3,750	$4,455

[1]
Includes amortized cost and fair value of $19 as of December 31, 2013 and $38 as of December 31, 2012 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $81 and $(1), respectively, as of December 31, 2013 and $270 and $(1), respectively, as of December 31, 2012 related to credit default swap protection. This includes a notional amount of $33 and $41 as of December 31, 2013 and 2012, respectively, related to single name corporate issuers in the financial services sector.

[3]	The Company has credit default swap protection with a notional amount of $20 related to the Corporate and Equity, AFS Financial Services.
The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of December 31, 2013 and 2012 exposure to the United Kingdom totals less than 3% of total invested assets. The majority of the European investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the higher risk countries and does not hold any exposure to issuers in Greece. As of December 31, 2013and 2012, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A- respectively.

As of December 31, 2013 and 2012, the Company’s total credit default swaps that provide credit protection on European issuers had a notional amount of $81 and $270, respectively, and a fair value of $(1) and $(1), respectively. Included in those notional amounts as of December 31, 2013 and 2012 were $33 and $270, respectively, on credit default swaps referencing single name corporate and financial European issuers, of which $20 and $23, respectively, related to the higher risk countries. The maturity dates of the credit defaults swaps are primarily consistent with the hedged bonds. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section in this MD&A.
Emerging Market Exposure
Emerging market securities have been negatively impacted due to softer-than-expected economic growth as well as trade and budget deficits raising the potential for destabilizing capital outflows and rapid currency depreciation, causing bondholders to demand a higher yield which would depress the fair value of securities held. We expect continued sensitivity to the ongoing evolution of Fed policy and other economic and political factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 3% of total invested assets as of December 31, 2013, and is primarily comprised of sovereign and corporate debt issued in US dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries with a current account deficit and an inflation level greater than 5% or that have a sovereign S&P credit rating of B- or below.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Argentina	$18	$20	$6	$6
Brazil	126	118	161	175
India	37	37	56	60
Indonesia	51	45	20	21
Lebanon	13	13	4	4
South Africa	34	32	20	21
Turkey	43	39	16	18
Ukraine	23	23	6	6
Uruguay	13	12	4	4
Venezuela	32	29	13	14
Total	$390	$368	$306	$329
The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	December 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$22	$23	$1	$29	$31	$2
AA	323	342	19	806	875	69
A	1,443	1,525	82	2,382	2,548	166
BBB	1,182	1,168	(14)	1,568	1,571	3
BB & below	104	124	20	214	231	17
Total	$3,074	$3,182	$108	$4,999	$5,256	$257
The overall decrease in securities in the financial services sector is primarily attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements for further discussion of these transactions. Excluding the impact of the disposed businesses, the decline in value of financial services securities resulted from sales as a result of portfolio management activities and an increase in interest rates, partially offset by credit spread tightening. Credit spreads for corporate financial services securities have narrowed significantly during 2013 as the overall economy continues to improve.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals such as firming property prices, increases in transaction volume and modestly easing financial conditions. While delinquencies still remain at elevated levels as compared to previous cycle, they have improved since cycle highs. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due. In spite of improved fundamentals, credit spreads widened mid year due to concerns over potential tapering of quantitative easing. Credit spreads trended downward in the second half of the year and ended the year flat as compared to 2012.

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
CMBS – Bonds [1]

December 31, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1	$1	$15	$16	$—	$—	$9	$9	$20	$21	$45	$47
2004	45	46	61	67	19	19	13	13	—	—	138	145
2005	143	150	36	38	31	32	11	11	29	34	250	265
2006	201	216	56	60	99	105	83	87	141	140	580	608
2007	125	132	150	151	63	70	—	—	66	63	404	416
2008	18	20	—	—	—	—	—	—	—	—	18	20
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	—	—	—	—	—	—	—	—	—	—	—	—
2011	15	15	—	—	—	—	6	5	—	—	21	20
2012	25	24	—	—	8	8	11	10	—	—	44	42
2013	24	24	84	81	51	50	9	9	—	—	168	164
Total	$608	$639	$402	$413	$271	$284	$142	$144	$256	$258	$1,679	$1,738
Credit protection	31.9%		24.3%		20.3%		23.0%		12.9%		24.5%

December 31, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$83	$87	$24	$25	$26	$26	$5	$5	$28	$28	$166	$171
2004	100	104	59	68	26	26	24	24	6	5	215	227
2005	249	273	59	59	46	46	88	79	54	44	496	501
2006	512	571	129	136	109	114	170	168	226	200	1,146	1,189
2007	274	298	215	217	94	95	31	31	94	81	708	722
2008	30	35	—	—	—	—	—	—	—	—	30	35
2009	28	30	—	—	—	—	—	—	—	—	28	30
2010	—	—	—	—	16	17	—	—	—	—	16	17
2011	57	61	—	—	—	—	—	—	—	—	57	61
2012	58	60	—	—	—	—	—	—	—	—	58	60
Total	$1,391	$1,519	$486	$505	$317	$324	$318	$307	$408	$358	$2,920	$3,013
Credit protection	29.7%		24.6%		25.7%		18.2%		8.5%		24.2%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to CRE CDOs with an amortized cost and fair value of $155 and $218, respectively, as of December 31, 2013 and $370 and $345, respectively, as of December 31, 2012. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.

In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of a whole loan, where the Company is the sole lender, or may include a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
Commercial Mortgage Loans

	December 31, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$96	$(3)	$93	$114	$(5)	$109
Whole loans	3,206	(9)	3,197	4,391	(9)	4,382
A-Note participations	171	—	171	235	—	235
B-Note participations	9	—	9	140	—	140
Mezzanine loans	—	—	—	69	—	69
Total	$3,482	$(12)	$3,470	$4,949	$(14)	$4,935

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The overall decrease in mortgage loans is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements for further discussion of these transactions. Since December 31, 2012, the Company funded $430 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 63% and a weighted average yield of 3.6%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. As of December 31, 2013, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $53 and $3, respectively, and $47 and $3, respectively, as of December 31, 2012.
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

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Hedge funds	$501	37.7%	$501	36.5%
Mortgage and real estate funds	193	14.5%	185	13.5%
Mezzanine debt funds	40	3.0%	56	4.1%
Private equity and other funds	595	44.8%	630	45.9%
Total	$1,329	100%	$1,372	100%

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $576 million as of December 31, 2013, which have improved $247 million, or 30%, from December 31, 2012 due to gross trading losses, partially offset by an increase in interest rates.

As of December 31, 2013, $408 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $168 of gross unrealized losses were associated with securities depressed greater than 20%, which includes $1 associated with securities depressed over 50% for twelve months or more. The securities depressed more than 20% are primarily foreign government securities and floating rate corporate financial securities. Unrealized losses on foreign government securities are primarily due to depreciation of the Japanese yen in relation to the U.S. dollar. Corporate financial securities are primarily depressed because the securities have floating-rate coupons and/or long-dated maturities. Based on the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	December 31, 2013				December 31, 2012
	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	503	$3,957	$3,909	$(48)	423	$1,268	$1,219	$(49)
Greater than three to six months	135	417	402	(15)	165	579	550	(29)
Greater than six to nine months	273	2,206	2,069	(137)	63	112	99	(13)
Greater than nine to eleven months	33	163	152	(11)	45	27	24	(3)
Greater than twelve months	63	3,806	3,440	(365)	548	5,588	4,851	(729)
Total	1,007	$10,549	$9,972	$(576)	1,244	$7,574	$6,743	$(823)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	December 31, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	42	$108	$83	$(25)	48	$35	$26	$(9)
Greater than three to six months	12	25	18	(7)	14	21	16	(5)
Greater than six to nine months	16	413	309	(104)	15	69	53	(16)
Greater than nine to eleven months	4	—	—	—	7	29	22	(6)
Greater than twelve months	37	110	78	(32)	130	1,114	739	(375)
Total	111	$656	$488	$(168)	214	$1,268	$856	$(411)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	December 31, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	4	$—	$—	$—	12	$22	$10	$(12)
Greater than three to six months	3	2	1	(1)	1	—	—	—
Greater than six to nine months	—	—	—	—	4	1	—	(1)
Greater than nine to eleven months	—	—	—	—	5	—	—	—
Greater than twelve months	12	1	—	(1)	20	107	39	(68)
Total	19	$3	$1	$(2)	42	$130	$49	$(81)
Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type excluding intent-to-sell impairments relating to the sales of Retirement Plans and Individual Life businesses.

	For the years ended December 31,
	2013	2012 [1]
ABS	$10	$24
CDOs	—	9
CMBS
Bonds	5	4
IOs	2	1
Corporate	14	18
Equity	9	15
RMBS
Alt-A	—	1
Sub-prime	5	10
Total	$45	$82

[1]	Excludes $173 of intent-to-sell impairments related to the sales of the Retirement Plans and Individual Life businesses.
Year ended December 31, 2013
For the year ended December 31, 2013, impairments recognized in earnings were comprised of credit impairments of $18, securities that the Company intends to sell of $18, and impairments on equity securities of $9.
Credit impairments were primarily concentrated in corporate and CMBS bonds and interest only securities. The corporate bonds were impaired due to issuers that have experienced financial difficulty and either defaulted or are expected to default on contractually obligated principal and interest payments. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as the unemployment rate, as well as sector specific factors such as property values, delinquency levels, servicer behavior, and severity rates. The macroeconomic assumptions considered by the Company did not materially change during 2013 and, as such, the credit impairments recognized for the year ended December 31, 2013 were primarily driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.
The security-specific collateral review is performed to estimate potential future losses. This review incorporates assumptions about expected future collateral cash flows, including projected default rates and severities. The results of the security-specific collateral review allowed the Company to estimate the expected timing of a security’s first loss, if any, and the probability and severity of potential ultimate losses. The Company then discounted these anticipated future cash flows at the security’s book yield prior to impairment.

Intent-to-sell impairments were primarily related to structured securities with exposure to commercial and residential real estate and corporate securities, as a result of the Company's desire to reduce exposure to certain higher risk securities that are currently trading at relatively attractive valuations. Impairments on equity securities were comprised of securities that have been in an unrealized loss position and the Company no longer believes the securities will recover within the foreseeable future.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $9 for the year ended December 31, 2013, predominantly concentrated in CMBS and corporate securities. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, despite credit spread tightening in 2013, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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
Year ended December 31, 2012
For the year ended December 31, 2012, impairments recognized in earnings were comprised of intent-to-sell impairments of $198, which included $173 related to the sale of the Retirement Plans and Individual Life businesses. Also included were credit impairments of $42 primarily concentrated in structured securities associated with commercial real estate, as well as ABS small business, as well as impairments on equity securities of $15.
Valuation Allowances on Mortgage Loans
The following table presents (additions)/reversals to valuation allowances on mortgage loans.

	For the years ended December 31,
	2013	2012
Credit-related concerns	$(2)	$4
Held for sale
Agricultural loans	—	—
B-note participations	—	—
Mezzanine loans	—	—
Total	$(2)	$4
Year ended December 31, 2013
For the year ended December 31, 2013, the change in valuation allowances on mortgage loan additions of $(2) was largely driven by individual property performance. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance, as well as the necessity of risk reduction in the portfolio, rather than overall deteriorating market fundamentals.
Year ended December 31, 2012
For the year ended December 31, 2012, the change in valuation allowances on mortgage loan reversals of $4 was largely driven by recovery of property collateralizing a B-Note. The valuation allowance was reversed due to an increase in the valuation of the underlying collateral as a result of improved occupancy rates and performance of the property. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. On April 29, 2013 The Company issued a revolving note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company ("HLA"), the Company's parent, under the intercompany liquidity agreement. The Note bears interest at 0.92% and matures on April 29, 2014. On May 29, 2013 Hartford Life and Annuity Insurance Company ("HLAI"), a wholly-owned subsidiary of the Company, issued a Note in the principal amount of $225 to HLA, under the intercompany liquidity agreement. The Note bears interest at 1.00% and matures on May 29, 2014. On February 28, 2014, the total outstanding balances on these notes were repaid in full.
HLAI cedes certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer. The economic purpose of the WRR arrangement is to provide the Company and its subsidiaries with a more efficient vehicle to manage risks in connection with these products. The reinsurance transaction between HLAI and WRR is mainly structured as modified coinsurance ("modco"). Accordingly, the assets and reinsured reserves remain on the books of HLAI and all insurance and investment experience is passed to WRR through modco adjustments. The reinsurance arrangement between HLAI and WRR does not impact the Company's reserving methodology or the amount of required regulatory capital associated with the reinsured business. In the first half of 2014, The Hartford expects to dissolve WRR and recapture all reinsured risks to HLAI. The Hartford will take appropriate action to ensure that its life insurance subsidiaries are adequately capitalized. This transaction is subject to regulatory approvals.
Pursuant to an intercompany note agreement between WRR and the Company's ultimate parent, WRR may borrow up to $1 billion from HFSG in order to maintain certain statutory capital levels required by its plan of operations and which can be used by WRR to settle outstanding payables with HLAI. As of December 31, 2013, WRR has borrowed $655 under the intercompany note agreement.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2013, was $844. Of this $844 the legal entities have posted collateral of $945 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $5 to be posted as collateral. Based on derivative market values as of December 31, 2013, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

As December 31, 2013, there were no derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1, or both BBB+ and Baa1.

Insurance Operations
In the event customers elect to surrender separate account assets, the Company will use the proceeds from the sale of the assets to fund the surrender and the Company’s liquidity position will not be impacted. In many instances the Company will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing the Company’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets will decrease the Company’s obligation for payments on guaranteed living and death benefits.
The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In 2013, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.
As of December 31, 2013, the Company’s cash and short-term investments of $2.4 billion, included $171 of collateral received from, and held on behalf of, derivative counterparties and $40 of collateral pledged to derivative counterparties. The Company also held $1.7 billion of treasury securities, of which $380 had been pledged to derivative counterparties and $2.0 billion of government agency securities of which $445 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $38 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
As of December 31, 2013, the Company’s fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$28,954
Short-term investments	1,952
Cash	446
Less: Derivative collateral	1,036
Total	$30,316
Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Obligations related to life insurance products will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations related to retirement and institutional investment products will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s international annuity subsidiary and affiliate will generally be funded by the legal entity in the country in which the obligation was generated.
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2013, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of December 31, 2013
Total Contractholder obligations	$190,688
Less: Separate account assets [1]	140,874
General account contractholder obligations	$49,814
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$17,546
Fixed MVA annuities [3]	7,979
International fixed MVA annuities	1,514
Guaranteed investment contracts (“GIC”) [4]	31
Other [5]	22,744
General account contractholder obligations	$49,814

[1]
In the event customers elect to surrender separate account assets, the Company will use the proceeds from the sale of the assets to fund the surrender, and the Company’s liquidity position will not be impacted. In many instances the Company will receive a percentage of the surrender charge, increasing the Company’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets will decrease the Company’s obligation for payments on guaranteed living and death benefits.

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
As of December 31, 2013, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2013 rates, either consumer price index plus 102 to 247 basis points, or indexed to the S&P 500, Dow Jones Industrials, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $14 in 2014, $32 in 2015, $18 in 2016, $12 in 2017 and $8 thereafter. For 2013, 2012 and 2011, interest credited to holders of consumer notes was $6, $10, and $15, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The following table identifies the Company’s contractual obligations as of December 31, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life and annuity obligations [1]	$289,860	$22,439	$36,394	$31,233	$199,794
Operating lease obligations [2]	4	1	2	1	—
Consumer notes [3]	90	16	53	21	—
Purchase obligations [4]	362	325	37	—	—
Other long-term liabilities	184	171	13	—	—
Total	$290,500	$22,952	$36,499	$31,255	$199,794

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

[2]
Includes future minimum lease payments on operating lease agreements. See Note 12 - Commitments and Contingencies of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[3]
Consumer notes include principal payments, contractual interest for fixed rate notes and, interest based on current rates for floating rate notes. See Note 10 - Debt of Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[4]
Included in purchase obligations is $77 relating to contractual commitments to purchase various goods and services such as maintenance and information technology in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $1 billion in dividends in 2014 without prior approval from the applicable insurance commissioner. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $919 in 2014. However, because the Company’s earned surplus is negative as of December 31, 2013, the Company will not be permitted to pay any dividends to its parent in 2014 without prior approval from the Connecticut
Insurance Commissioner. During 2013, The Hartford initiated a plan to make Hartford Life and Accident Insurance Company the single nationwide underwriting company for its Group Benefits business by capitalizing it to support the Group Benefits business and separating it from the legal entities that support its Talcott Resolution operating segment. On January 30, 2014, The Hartford received approval from the State of Connecticut Insurance Department ("CTDOI") to dividend approximately $800 of cash and invested assets from HLAI and the Company to HLA and then distribute HLAI and the Company to HLI. The Hartford believes this initiative will enhance the ability of its Group Benefits business to compete more effectively and will also allow for greater operational efficiencies and financial transparency to its customers.

On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department to receive a $1.1 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries, and to pay a $1.2 billion extraordinary dividend to its parent company. These dividends were received and paid on February 22, 2013.

Cash Flows

	2013	2012
Net cash (used for) provided by operating activities	$(365)	$2,027
Net cash (used for) provided by investing activities	$4,251	$(1,922)
Net cash (used for) provided by financing activities	$(4,791)	$54
Cash — End of Year	$446	$1,342
Year ended December 31, 2013 compared to Year-ended December 31, 2012
Net cash provided by operating activities decreased due to changes in account activity of $3.8 billion offset by reinsurance loss on dispositions of $1.5 billion in 2013. Net cash provided by operating activities in 2012 decreased due to settlements of a modified coinsurance agreement, partially offset by an increase in income taxes received of $395.
Net cash provided by investing activities in 2013 primarily relates to net proceeds of available-for-sale securities of $4.7 billion and proceeds on business sold of $745 partially offset by payments on derivatives of $1.9 billion. Net cash used for investing activities in 2012 primarily relates to net payments on derivatives of $2.2 billion, net purchases of mortgage loans of of $750, and net purchases of partnerships of $307, partially offset by net proceeds of available-for-sale securities of $1.2 billion.
Net cash provided by financing activities in 2013 relates to a return of capital to the parent of $1.2 billion, net outflows on investment and universal life-type contracts of $1.6 billion, decrease in securities loaned or sold of $1.6 billion, and fee repayment to recapture affiliate reinsurance of $347. Net cash used for financing activities in 2012 primarily relates to net increase in securities loaned or sold of $1.6 billion, partially offset by net outflows on investment and universal life-type contracts of $1.4 billion and repayments of consumer notes of $153.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of February 25, 2014 :

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

Statutory Capital
The Company’s stockholder’s equity, as prepared using U.S. GAAP, was $8.2 billion as of December 31, 2013. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”), was $5 billion as of December 31, 2013.
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

Risk-based Capital
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital and surplus, referred to collectively as capital, appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is two times the ACL RBC (“Company Action Level”). The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level (known as the RBC ratio). All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. The RBC ratios for the Company's principal life insurance operating subsidiaries were all in excess of 500% of Company Action Level as of December 31, 2013 and 2012. In addition, all other domestic life insurance subsidiaries, comprising less than 10% of the capital of the Company's U.S. life insurance subsidiaries, have RBC ratios that exceed the minimum level required by the applicable insurance regulations. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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
Contingencies
Legal Proceedings
For further information on other contingencies, see Note 12 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
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
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 12 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth in the Enterprise Risk Management section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2013.
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
The Company’s management assessed its internal controls over financial reporting as of December 31, 2013 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.
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
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012
(1) Audit fees	$8,420,488	$10,181,610
(2) Audit-related fees (a)	437,013	362,806
(3) Tax fees (b)	63,250	—
(3) All other fees (c)	272,839	177,467
Total	$9,193,590	$10,721,883

(a)	Fees for the year ended December 31, 2013 and 2012 principally consisted of divestiture related services.

(b)	Fees for the year ended December 31, 2013 and December 31, 2012 principally consisted of international tax compliance services and tax examination assistance.

(c)
Fees for the year ended December 31, 2013 principally consisted of an internal controls project. Fees for the year ended December 31, 2012 principally consisted of an enterprise risk management project.

The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2013 and 2012 was compatible with maintaining the Deloitte Entities’ independence.
The Committee has established policies requiring pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Committee pre-approve specifically described audit, and audit-related services, annually. For the annual pre-approval, the Committee approves categories of audit services, audit-related services and related fee budgets. For all pre-approvals, the Committee considers whether such services are consistent with the rules of the SEC and the Public Company Accounting Oversight Board on auditor independence. The independent registered public accounting firm and management report to the Committee on a timely basis regarding the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the limits approved by the Committee. The Committee’s policies require specific pre-approval of all tax services, internal control-related services and all other permitted services on an individual project basis. As provided by the Committee’s policies, the Committee has delegated to its Chairman the authority to address any requests for pre-approval of services between Committee meetings, up to a maximum of $100 for non-tax services and up to a maximum of $5 for tax services. The Chairman must report any pre-approvals to the full Committee at its next scheduled meeting.

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
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 28, 2014

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
(In millions)	2013	2012	2011
Revenues
Fee income and other	$1,462	$2,956	$3,183
Earned premiums	184	93	244
Net investment income (loss):
Securities available-for-sale and other	1,681	2,535	2,572
Equity securities, trading	2	1	—
Total net investment income	1,683	2,536	2,572
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(54)	(293)	(196)
OTTI losses recognized in other comprehensive income	9	38	71
Net OTTI losses recognized in earnings	(45)	(255)	(125)
Net realized capital gains on business dispositions	1,561	—	—
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(1,190)	(1,226)	48
Total net realized capital gains (losses)	326	(1,481)	(77)
Total revenues	3,655	4,104	5,922
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	1,758	2,900	3,108
Amortization of deferred policy acquisition costs and present value of future profits	228	324	427
Insurance operating costs and other expenses	(401)	268	2,507
Reinsurance loss on disposition, including reduction in goodwill of $250 and $61, respectively	1,491	61	—
Dividends to policyholders	18	20	17
Total benefits, losses and expenses	3,094	3,573	6,059
Income (loss) from continuing operations before income taxes	561	531	(137)
Income tax expense (benefit)	49	36	(323)
Income from continuing operations, net of tax	512	495	186
Income (loss) from discontinued operations, net of tax	(41)	61	58
Net income	471	556	244
Net income attributable to the noncontrolling interest	6	2	—
Net income attributable to Hartford Life Insurance Company	$465	$554	$244
See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	December 31,

(In millions)	2013	2012	2011

Comprehensive Income
Net income	$471	$556	$244
Other comprehensive income (loss):
Change in net unrealized gain/loss on securities	(1,257)	1,120	1,174
Change in net gain/loss on cash-flow hedging instruments	(179)	(110)	103
Change in foreign currency translation adjustments	23	24	(2)
Total other comprehensive income/(loss)	(1,413)	1,034	1,275
Total comprehensive income/(loss)	(942)	1,590	1,519
Less: Comprehensive income attributable to noncontrolling interest	6	2	—
Total comprehensive income/(loss) attributable to Hartford Life Insurance Company	$(948)	$1,588	$1,519

 See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2013	2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $27,188 and $45,753) (includes variable interest entity assets, at fair value, of $12 and $89)	$28,163	$49,404
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $131 and $132)	791	1,010
Equity securities, trading, at fair value (cost of $10 and $1,614)	12	1,847
Equity securities, available for sale, at fair value (cost of $362 and $408)	372	400
Mortgage loans (net of allowances for loan losses of $12 and $14)	3,470	4,935
Policy loans, at outstanding balance	1,416	1,951
Limited partnership and other alternative investments (includes variable interest entity assets of $4 and $6)	1,329	1,372
Other investments	270	582
Short-term investments (includes variable interest entity assets, at fair value, of $3 as of December 31, 2013)	1,952	2,354
Total investments	37,775	63,855
Cash	446	1,342
Premiums receivable and agents’ balances	33	58
Reinsurance recoverables	19,794	2,893
Deferred policy acquisition costs and present value of future profits	689	3,072
Deferred income taxes, net	2,110	1,557
Goodwill	—	250
Other assets	994	1,306
Separate account assets	140,874	141,558
Total assets	$202,715	$215,891
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$12,874	$11,916
Other policyholder funds and benefits payable	36,856	40,501
Other policyholder funds and benefits payable – international unit-linked bonds and pension products	—	1,837
Consumer notes	84	161
Other liabilities (includes variable interest entity liabilities of $35 and $111 )	3,788	9,535
Separate account liabilities	140,874	141,558
Total liabilities	194,476	205,508
Commitments and Contingencies (Note 10)
Stockholder’s Equity
Common stock — 1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	6,959	8,155
Accumulated other comprehensive income, net of tax	574	1,987
Retained earnings	700	235
Total stockholder’s equity	8,239	10,383
Total liabilities and stockholder’s equity	$202,715	$215,891
See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest	Total Stockholder’s Equity
Balance, December 31, 2012	$6	$8,155	$1,987	$235	$—	$10,383
Capital contributions to parent	—	(1,196)				(1,196)
Dividends declared	—			—		—
Net income	—			465	6	471
Change in noncontrolling interest ownership	—				(6)	(6)
Total other comprehensive income	—		(1,413)			(1,413)
Balance, December 31, 2013	$6	$6,959	$574	$700	$—	$8,239
Balance, December 31, 2011	$6	$8,271	$953	$(319)	$—	$8,911
Capital contributions to parent	—	(116)	—	—	—	(116)
Net income	—	—	—	554	2	556
Change in noncontrolling interest ownership	—	—	—	—	(2)	(2)
Total other comprehensive income	—	—	1,034	—	—	1,034
Balance, December 31, 2012	$6	$8,155	$1,987	$235	$—	$10,383
Balance, December 31, 2010	$6	$8,265	$(322)	$(562)	$—	$7,387
Capital contributions from parent	—	6	—	—	—	6
Dividends declared	—	—	—	(1)	—	(1)
Net income	—	—	—	244	—	244
Total other comprehensive income	—	—	1,275	—	—	1,275
Balance, December 31, 2011	$6	$8,271	$953	$(319)	$—	$8,911

See Notes to Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2013	2012	2011
Operating Activities
Net income	471	$556	$244
Adjustments to reconcile net income(loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	228	359	474
Additions to deferred policy acquisition costs and present value of future profits	(16)	(329)	(381)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	230	(44)	252
Reinsurance recoverables	(795)	(47)	57
Receivables and other assets	(80)	158	9
Payables and accruals	(1,532)	(1,035)	2,402
Accrued and deferred income taxes	589	392	(125)
Net realized capital (gains) losses	(678)	1,413	1
Net receipts (disbursements) from investment contracts related to policyholder funds – international unit-linked bonds and pension products	(1,833)	(92)	(323)
Net (increase) decrease in equity securities, trading	1,835	120	312
Goodwill Impairment	—	149	—
Reinsurance loss on disposition	1,491	61	—
Depreciation and amortization	53	164	194
Other, net	(328)	202	(108)
Net cash provided by operating activities	(365)	2,027	3,008
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	19,206	23,759	19,801
Fixed maturities, fair value option	322	283	37
Equity securities, available-for-sale	81	133	147
Mortgage loans	355	306	332
Partnerships	127	110	128
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(14,532)	(23,949)	(20,517)
Fixed maturities, fair value option	(134)	(182)	(661)
Equity securities, available-for-sale	(79)	(97)	(230)
Mortgage loans	(177)	(1,056)	(1,246)
Partnerships	(99)	(417)	(436)
Proceeds from business sold	745	58	—
Change in derivatives, net	(1,900)	(2,275)	938
Change in policy loans, net	(7)	1	176
Change in short-term investments, net	363	1,404	(598)
Change in all other, net	(20)	—	1
Net cash provided by (used for) investing activities	4,251	(1,922)	(2,128)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,943	10,004	12,124
Withdrawals and other deductions from investment and universal life-type contracts	(24,473)	(24,608)	(22,720)
Net transfers from (to) separate accounts related to investment and universal life-type contracts	16,978	13,196	10,439
Net (decrease) increase in securities loaned or sold under agreements to repurchase	(1,615)	1,615	—
Capital contributions (to) from parent	(1,200)	—	—
Fee to recapture affiliate reinsurance	(347)	—	—
Net repayments at maturity or settlement of consumer notes	(77)	(153)	(68)
Net cash (used for) provided by financing activities	(4,791)	54	(225)
Foreign exchange rate effect on cash	9	—	(3)
Net increase (decrease) in cash	(896)	159	652
Cash — beginning of year	1,342	1,183	531
Cash — end of year	$446	$1,342	$1,183
Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the year for income taxes	(181)	(395)	(105)
Noncash return of capital	(4)	(126)	—
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	—	43	—

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
On January 1, 2013, HLI completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 HLI completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. ("Prudential"). On December 12, 2013, the Company completed the sale of the U.K variable annuity business of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary. As a result of this transaction, the operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations as further discussed in Note 17 - Discontinued Operations of Notes to Consolidated Financial Statements. For further discussion of these and other such transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
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
In connection with the reorganization of the Mutual Funds business, investment advisory agreements between the Company's Mutual Funds subsidiaries and HL Investment Advisors, LLC, an indirect subsidiary of the Company, were terminated effective December 31, 2012. Following the reorganization, Hartford Funds Management Company, LLC, an indirect subsidiary of HLI, will replace HL Investment Advisors, LLC as the investment advisor for The Hartford's mutual funds. The Mutual Funds reporting segment contributed less than 10% of the net income attributable to HLIC for the year ended December 31, 2012. The carrying value of the subsidiaries distributed was $203 and $116 as of December 31, 2012 and 2011, respectively. For further discussion of the reorganization of the Mutual Funds business, see Note 7 - Goodwill , Note 13 - Transactions with Affiliates, and Note 17 - Discontinued Operations of Notes to Consolidated Financial Statements.
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
The Company is presenting the operations of certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. For information on the specific businesses and related impacts, see Note 17 - Discontinued Operations of Notes to Consolidated Financial Statements.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters (see Note 12). The related accounting policies are summarized in the Significant Accounting Policies section of this footnote unless indicated otherwise herein. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Segment Information
The Company currently conducts business in a single reporting segment comprised of business from the Company's U.S. annuity, international annuity, and institutional and private-placement life insurance businesses following the sale of the Retirement Plans and Individual Life businesses in January 2013. In addition, the Company no longer has a Mutual Funds reporting segment following the reorganization of its Mutual Funds business effective December 31, 2012. For further discussion of the Retirement Plans and Individual Life transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements. For further discussion of the reorganization of the Mutual Funds business, see the Basis of Presentation section of this footnote. The Company's determination that it operates in a single reporting segment is based on the fact that the Company's chief operating decision maker reviews the Company's financial performance at a consolidated level.
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
Participating policies were 2%, 5% and 2% of the total life insurance policies as of December 31, 2013, 2012, and 2011, respectively. Dividends to policyholders were $18, $20 and $17 for the years ended December 31, 2013, 2012, and 2011, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Fair Value
The following financial instruments are carried at fair value in the Company’s Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”); fixed maturities at fair value using fair value option (“FVO”); equity securities, trading; short-term investments; freestanding and embedded derivatives; certain limited partnerships and other alternative investments; separate account assets and certain other liabilities. For further discussion of fair value, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Investments
Overview
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in realized capital gains and losses on the Company's Consolidated Statements of Operations. The equity investments associated with the variable annuity products are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value primarily accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income; however, the Company also uses investment fund accounting applied to a wholly-owned fund of funds. Recognition of income related to limited partnerships and other alternative investment is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2013, 2012 and 2011 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems bonds and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
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

1. Basis of Presentation and Significant Accounting Policies (continued)

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
For equity securities where the decline in the fair value is deemed to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the security’s new cost basis. The Company asserts its intent and ability to retain those equity securities deemed to be temporarily impaired until the price recovers. Once identified, these securities are systematically restricted from trading unless approved by investment and accounting professionals. The investment and accounting professionals will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s financial condition, security price declines, a change in regulatory requirements or a major business combination or major disposition.
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
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. A valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectible and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments, as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis, as well as changes in value associated with fixed maturities for which the fair value option was elected. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of derivatives in certain fair-value hedge relationships and their associated hedged asset. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s policies previously discussed. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, available-for-sale, dividends will be recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings; however, the Company also uses investment fund accounting applied to a wholly-owned fund of funds. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2013, 2012 and 2011.
Net investment income on equity securities, trading, includes dividend income and the changes in market value of the securities associated with the variable annuity products. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, losses and loss adjustment expenses.
Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC") derivatives, including transactions cleared through a central clearing house ("OTC-cleared"), and exchange-traded derivative instruments as part of its overall risk management strategy. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread and issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
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
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivative instruments are recognized on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. For balance sheet presentation purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty or under a master netting agreement, which provides the Company with the legal right of offset.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

During 2013, the Company began clearing interest rate swap and certain credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid collateral, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash collateral as variation margin based on daily market value movements. For information on collateral, see the derivative collateral arrangements section in Note 4 - Investments and Derivative Instruments. In addition, OTC-cleared transactions include price alignment interest either received or paid on the variation margin, which is reflected in net investment income. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements.
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
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed primarily using quantitative methods as well as using qualitative methods. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is de-designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. Changes in the fair value of the hedged item attributable to the hedged risk is no longer adjusted through current period earnings and the existing basis adjustment is amortized to earnings over the remaining life of the hedged item through the applicable earnings component associated with the hedged item.
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
Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally requires that OTC derivative contracts, other than certain forward contracts, be governed by International Swaps and Derivatives Association ("ISDA") agreements which are structured by legal entity and by counterparty, and permit right of offset. These agreements require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. OTC-cleared derivatives are governed by clearing house rules. Transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin, monitor the Company's ability to request additional collateral in the event of a counterparty downgrade, and act as an independent valuation source. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.
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

1. Basis of Presentation and Significant Accounting Policies (continued)

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
The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. The Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 5 - Reinsurance of Notes to Consolidated Financial Statements.
Deferred Policy Acquisition Costs and Present Value of Future Profits
Deferred policy acquisition costs represent costs that are directly related to the successful acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees. Such costs primarily include commissions, premium taxes, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully issued contracts.
For life insurance products, the DAC asset, which includes the present value of future profits, related to most universal life-type contracts (primarily variable annuities) and is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits ("EGPs"). EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets such as sales inducement assets and unearned revenue reserves. Components of EGPs are used to determine reserves for universal life type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, guaranteed minimum income and universal life secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
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
The Company determines EGPs from a single deterministic reversion to mean ("RTM") separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through a consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This Unlock for future separate account returns is determined each quarter.
In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the variable annuity business are implemented by management. Upon completion of an assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as, the death and other insurance benefit reserving models.
All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique, and policyholder behavior assumptions are considered an Unlock in the period of revision. An Unlock adjusts the DAC, SIA, URR and death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock revises EGPs to reflect the Company's current best estimate assumptions. The Company also tests the aggregate recoverability of DAC by comparing the existing DAC balance to the present value of future EGPs. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

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
Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable account value portion of variable annuity and variable life insurance products and institutional and governmental investment contracts within separate accounts. Separate account assets are reported at fair value and separate account liabilities are reported at amounts consistent with separate account assets. Investment income and gains and losses from those separate account assets accrue directly to the policyholder, who assumes the related investment risk, and are offset by the related liability changes reported in the same line item in the Consolidated Statements of Operations. The Company earns fees for investment management, certain administrative expenses, and mortality and expense risks assumed which are reported in fee income.
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

1. Basis of Presentation and Significant Accounting Policies (continued)

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
Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable consist of non-variable account values associated with universal life-type contracts and investment contracts.
The Company has classified its fixed and variable annuities and universal life insurance as universal life-type contracts. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

2. Business Dispositions
Sale of Hartford Life International Limited ("HLIL")
On December 12, 2013, the Company completed the sale of HLIL, an indirect wholly-owned subsidiary of the Company, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited ("HLL"), a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $51 upon disposition in the year ended December 31, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 17 - Discontinued Operations of Notes to Consolidated Financial Statements.
Sale of Retirement Plans
On January 1, 2013, HLI completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax gain of $45 in the year ended December 31, 2013. The Company recognized $565 in reinsurance loss on disposition including a reduction in goodwill of $87, offset by $634 in realized capital gains for a $69 impact to income, pre-tax.
Upon closing, the Company reinsured $9.2 billion of policyholder liabilities and $26.3 billion of separate account liabilities under an indemnity reinsurance arrangement. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Retirement Plans business. The Company also transferred invested assets with a carrying value of $9.3 billion, net of the ceding commission, to MassMutual and recognized other non-cash decreases in assets totaling $100 relating to deferred acquisition costs, deferred income taxes, goodwill, and other assets associated with the disposition. The Company will continue to sell retirement plans during a transition period of 18-24 months and MassMutual will assume all expenses and risk for these sales through the reinsurance agreement.
For the years ended December 31, 2012 and 2011, Retirement Plans total revenue was $706 and $766, respectively and net income (loss)was $(39) and $3, respectively.
Sale of Individual Life
On January 2, 2013 HLI completed the sale of its Individual Life insurance business to Prudential for consideration of $615, consisting primarily of a ceding commission, of which $590 is attributable to the Company. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. In 2012, the Company recognized a reinsurance loss on business disposition of $61, pre-tax, which included a goodwill impairment of the same amount. For further information regarding the goodwill impairment, see Note 7 - Goodwill of Notes to Consolidated Financial Statements. Upon closing the Company recognized an additional reinsurance loss on disposition of $927, including a reduction in goodwill of $163 offset by realized capital gains of $927 for a $0 impact on income, pre-tax.
Upon closing, the Company reinsured $8.3 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability under the Individual Life business. The Company also transferred invested assets with a carrying value of $7.6 billion, exclusive of $1.4 billion assets supporting the modified coinsurance agreement, net of cash transferred in place of short-term investments, to Prudential and recognized other non-cash decreases in assets totaling $1.8 billion of deferred acquisition costs, deferred income taxes, goodwill and other assets, and other non-cash decreases in liabilities totaling $1.9 billion relating to other liabilities associated with the disposition. The Company will continue to sell life insurance products and riders during a transition period of 18-24 months and Prudential will assume all expenses and risk for these sales through the reinsurance agreement.
For the years ended December 31, 2012 and 2011, Individual Life total revenue was $1,303 and $1,300, respectively and net income was $21 and $85, respectively.

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

As of December 31, 2012
Carrying Value
Total fixed maturities, AFS, at fair value (amortized cost of $13,596) [1]	$15,015
Equity securities, AFS, at fair value (cost of $27) [2]	28
Fixed maturities, at fair value using the FVO [3]	16
Mortgage loans (net of allowances for loan losses of $1)	1,288
Policy loans, at outstanding balance	542
Total invested assets transferred	$16,889
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

Purchase Agreement with Forethought Financial Group, Inc.
On December 31, 2012, The Hartford completed the sale of its U.S. individual annuity new business capabilities to Forethought Financial Group. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company ceased the sale of such annuity policies and the reinsurance agreement terminated as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012 and the impact of this transaction was not material to the Company's results of operations, financial position or liquidity.
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
See Note 17 - Discontinued Operations of Notes to Consolidated Financial Statements for the sale of certain subsidiaries that are being reported as discontinued operations.

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included are limited partnerships and other alternative assets measured at fair value where an investment can be redeemed, or substantially redeemed, at the NAV at the measurement date or in the near-term, not to exceed 90 days; as well as, derivative instruments.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. For the year ended December 31, 2013, transfers from Level 1 to Level 2 were $287, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or are within illiquid markets.

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

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,129	$—	$1,021	$108
CDOs	1,448	—	1,020	428
CMBS	2,347	—	1,987	360
Corporate	16,917	—	16,127	790
Foreign government/government agencies	1,177	—	1,139	38
States, municipalities and political subdivisions (“Municipal”)	965	—	916	49
RMBS	2,431	—	1,633	798
U.S. Treasuries	1,749	1,077	672	—
Total fixed maturities	28,163	1,077	24,515	2,571
Fixed maturities, FVO	791	—	613	178
Equity securities, trading	12	12	—	—
Equity securities, AFS	372	207	114	51
Derivative assets
Credit derivatives	9	—	11	(2)
Foreign exchange derivatives	14	—	14	—
Interest rate derivatives	(57)	—	(57)	—
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	26	—	(42)	68
U.S. macro hedge program	109	—	—	109
International program hedging instruments	171	—	173	(2)
Total derivative assets [1]	272	—	99	173
Short-term investments	1,952	228	1,724	—
Limited partnerships and other alternative investments [2]	468	—	414	54
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	(398)	—	67	(465)
Separate account assets [3]	138,482	99,917	37,828	737
Total assets accounted for at fair value on a recurring basis	$170,114	$101,441	$65,374	$3,299
Percentage of level to total	100%	60%	38%	2%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(576)	$—	$—	$(576)
Equity linked notes	(18)	—	—	(18)
Total other policyholder funds and benefits payable	(594)	—	—	(594)
Derivative liabilities
Credit derivatives	11	—	7	4
Equity derivatives	18	—	16	2
Foreign exchange derivatives	(382)	—	(382)	—
Interest rate derivatives	(319)	—	(295)	(24)
U.S. GMWB hedging instruments	15	—	(63)	78
U.S. macro hedge program	30	—	—	30
International program hedging instruments	(198)	—	(139)	(59)
Total derivative liabilities [4]	(825)	—	(856)	31
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,421)	$—	$(856)	$(565)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,673	$—	$1,435	$238
CDOs	2,160	—	1,437	723
CMBS	3,912	—	3,380	532
Corporate	30,979	—	29,639	1,340
Foreign government/government agencies	1,460	—	1,426	34
States, municipalities and political subdivisions (“Municipal”)	1,998	—	1,829	169
RMBS	4,671	—	3,538	1,133
U.S. Treasuries	2,551	78	2,473	—
Total fixed maturities	49,404	78	45,157	4,169
Fixed maturities, FVO	1,010	6	805	199
Equity securities, trading	1,847	1,847	—	—
Equity securities, AFS	400	203	142	55
Derivative assets
Credit derivatives	(10)	—	—	(10)
Equity derivatives	30	—	—	30
Foreign exchange derivatives	104	—	104	—
Interest rate derivatives	108	—	144	(36)
U.S. GMWB hedging instruments	36	—	(53)	89
U.S. macro hedge program	186	—	—	186
International program hedging instruments	127	—	142	(15)
Total derivative assets [1]	581	—	337	244
Short-term investments	2,354	242	2,112	—
Limited partnerships and other alternative investments	414	—	264	150
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	1,081	—	—	1,081
Separate account assets [3]	138,497	97,976	39,938	583
Total assets accounted for at fair value on a recurring basis	$195,588	$100,352	$88,755	$6,481
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(3,119)	$—	$—	$(3,119)
Equity linked notes	(8)	—	—	(8)
Total other policyholder funds and benefits payable	(3,127)	—	—	(3,127)
Derivative liabilities
Credit derivatives	(6)	—	(20)	14
Equity derivatives	15	—	—	15
Foreign exchange derivatives	(17)	—	(17)	—
Interest rate derivatives	(359)	—	(338)	(21)
U.S. GMWB hedging instruments	536	—	106	430
U.S. macro hedge program	100	—	—	100
International program hedging instruments	(231)	—	(171)	(60)
Total derivative liabilities [4]	38	—	(440)	478
Other liabilities	—	—	—	—
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(3,091)	$—	$(440)	$(2,651)

[1]
Includes OTC and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements, which may be imposed by agreements, clearinghouse rules, and applicable law. At December 31, 2013 and December 31, 2012, $120 and $92, respectively, was netted against the derivative asset value in the Consolidated Balance Sheet and is excluded from the table above. For further information on derivative liabilities, see below in this Note 3.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	As of December 31, 2013 and 2012, excludes approximately $2.4 billion and $3.1 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll forward table included below in this Note, the sum of the derivative asset and liability positions are referred to as “freestanding derivatives” and are presented on a net basis.

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
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.
The Company also has an enterprise-wide Operational Risk Management function, led by the Chief Operational Risk Officer, which is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. This includes model risk management which provides an independent review of the suitability, characteristics and reliability of model inputs; as well as, an analysis of significant changes to current models.
AFS Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. If none of these pricing sources are available, the Company will estimate fair value utilizing an internal pricing model. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayments speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company conducts other specific activities to monitor controls around pricing. Daily analyses identify price changes over 3-5%, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that have not changed, missing prices and second source validation on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2013 and December 31, 2012, 97% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analysis of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. The Company performs various controls on derivative valuations which include both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives as well as for any existing deals with a market value greater than $10 and all new deals during the month. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company will assess impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others have been classified as Level 2.
Valuation Techniques and Inputs for Investments
Generally, the Company determines the estimated fair value of its AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. Certain limited partnerships and other alternative investments are measured at fair value using a NAV as a practical expedient. For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, exchange-traded equity securities, short-term investments, exchange traded futures and option contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
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
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets; as well as, certain limited partnerships and other alternative investments and derivative instruments.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by below-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include certain limited partnerships and other alternative investments measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3, are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above; but also include equity and interest rate volatility and swap yield curves beyond observable limits.

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value.

	As of December 31, 2013
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$360	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99bps	2,511bps	446bps	Decrease
Corporate [3]	398	Discounted cash flows	Spread	119bps	5,594bps	332bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184bps	184bps	184bps	Decrease
RMBS	798	Discounted cash flows	Spread	62bps	1,748bps	245bps	Decrease
			Constant prepayment rate	—%	10%	3%	Decrease [4]
			Constant default rate	1%	22%	8%	Decrease
			Loss severity	—%	100%	80%	Decrease

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	As of December 31, 2012
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$532	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320bps	3,615bps	1,013bps	Decrease
Corporate [3]	888	Discounted cash flows	Spread	145bps	900bps	333bps	Decrease
Municipal	169	Discounted cash flows	Spread	227bps	344bps	254bps	Decrease
RMBS	1,133	Discounted cash flows	Spread	54bps	1,689bps	379bps	Decrease
			Constant prepayment rate	—%	12%	2%	Decrease [4]
			Constant default rate	1%	24%	8%	Decrease
			Loss severity	—%	100%	80%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

	As of December 31, 2013
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4%	4%	Increase
U.S. GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International hedging program [2]
Equity options	(66)	Option model	Equity volatility	29%	37%	Increase
Short interest rate swaptions	(12)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	48	Option model	Interest rate volatility	1%	1%	Increase

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	As of December 31, 2012
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	45	Option model	Equity volatility	13.0%	24%	Increase
Interest rate derivative
Interest rate swaps	(57)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International hedging program
Equity options	44	Option model	Equity volatility	22%	33%	Increase
Long interest rate	(119)	Option model	Interest rate volatility	—%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Level 3 international program hedging instruments excludes those for which the Company bases fair value on broker quotations.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the year ended, December 31, 2013, no significant adjustments were made by the Company to broker prices received.
As of December 31, 2013 and December 31, 2012, excluded from the tables above are limited partnerships and other alternative investments which total $54 and $150, respectively, of Level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
Product Derivatives
The Company formerly offered and subsequently reinsured certain variable annuity products with GMWB riders in the U.S. The Company has also assumed, through reinsurance from HLIKK, GMIB, GMWB and GMAB riders. The Company has subsequently ceded certain GMWB rider liabilities and the assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced a specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contract holder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds. The notional value of the embedded derivative is the GRB.

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

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Living benefits required to be fair valued include U.S guaranteed withdrawal benefits, international guaranteed withdrawal benefits and international other guaranteed living benefits. Fair values for GMWB and GMAB contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claims Costs calculated based on actuarial and capital market assumptions related to projected cash flows over the lives of the contracts; Credit Standing Adjustment; and Margins representing an amount that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and requires subjectivity by the Company in determining their value.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the years ended December 31, 2013, 2012 and 2011, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains (losses) of $492, $499 and $(156), respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $28, $76 and $13 for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013 and 2012 the behavior risk margin was $32 and $77, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains/(losses) of approximately $11, $29 and $(18) for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the years ended December 31, 2013 and 2012, for the financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2013	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(12)	18	(14)	6	(1)	—	39	36	61
Included in OCI [3]	32	110	53	(4)	(3)	(10)	42	220	—
Purchases	25	37	37	75	27	—	74	275	14
Settlements	(6)	(113)	(89)	(112)	(4)	—	(134)	(458)	(2)
Sales	(127)	(341)	(152)	(333)	(13)	(110)	(355)	(1,431)	(94)
Transfers into Level 3 [4]	3	23	36	99	—	—	—	161	3
Transfers out of Level 3 [4]	(45)	(29)	(43)	(281)	(2)	—	(1)	(401)	(3)
Fair value as of December 31, 2013	$108	$428	$360	$790	$38	$49	$798	$2,571	$178
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(7)	$—	$(2)	$(7)	$—	$—	$(1)	$(17)	$44

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contract Derivatives	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$55	$4	$45	$(57)	$519	$286	$(75)	$—	$722
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(10)	(1)	(26)	7	(372)	(191)	24	—	(559)
Included in OCI [3]	6	—	—	—	—	—	—	—	—
Purchases	7	—	1	—	—	44	(25)	—	20
Settlements	—	(1)	(7)	—	(4)	—	(9)	—	(21)
Sales	(2)	—	—	—	—	—	—		—
Transfers into Level 3 [4]	—	—	—	—	—	—	(8)	(20)	(28)
Transfers out of Level 3 [4]	(5)	—	(11)	26	3	—	32	20	70
Fair value as of December 31, 2013	$51	$2	$2	$(24)	$146	$139	$(61)	$—	$204
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(9)	$(1)	$(15)	$2	$(390)	$(187)	$(170)	$—	$(761)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2013	$150	$1,081	$583
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(5)	(1,856)	23
Included in OCI [3]	—	—	—
Purchases	64	—	250
Settlements	—	310	(2)
Sales	(9)	—	(88)
Transfers into Level 3 [4]	—	—	45
Transfers out of Level 3 [4]	(146)	—	(74)
Fair value as of December 31, 2013	$54	$(465)	$737
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(5)	$(1,856)	$21

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2013	$(3,119)	$(8)	$(3,127)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	2,653	(10)	2,643	—
Included in OCI [3]	—	—	—	—
Settlements [8]	(110)	—	(110)	—
Fair value as of December 31, 2013	$(576)	$(18)	$(594)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$2,653	$(10)	$2,643	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The tables below provide a fair value roll forward for the year ended December 31, 2012 for the financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$317	$328	$348	$1,497	$37	$382	$933	$3,842	$484
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(2)	(19)	(41)	2	—	(5)	(68)	(133)	106
Included in OCI [3]	45	134	89	(38)	1	34	298	563	—
Purchases	18	—	18	169	9	174	289	677	1
Settlements	(58)	(36)	(111)	(98)	(4)	—	(125)	(432)	(1)
Sales	(34)	(1)	(109)	(74)	(11)	(91)	(173)	(493)	(391)
Transfers into Level 3 [4]	12	317	422	538	2	—	2	1,293	—
Transfers out of Level 3 [4]	(60)	—	(84)	(656)	—	(325)	(23)	(1,148)	—
Fair value as of December 31, 2012	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$(1)	$(11)	$(17)	$(7)	$—	$(5)	$(11)	$(52)	$(7)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$56	$(489)	$36	$(91)	$883	$357	$(35)	$661
Total realized/unrealized gains (losses)
Included in net income [1], [2]	3	155	(32)	2	(431)	(323)	(83)	(712)
Included in OCI [3]	(3)	—	—	—	—	—	—	—
Purchases	11	—	57	1	56	252	(60)	306
Settlements	—	338	(16)	—	(12)	—	95	405
Sales	(12)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	31	23	—	8	62
Fair value as of December 31, 2012	$55	$4	$45	$(57)	$519	$286	$(75)	$722
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$2	$126	$(8)	$(1)	$(425)	$(322)	$(85)	$(715)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6][9]	Separate Accounts
Fair value as of January 1, 2012	$—	$3,073	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(11)	(2,373)	37
Included in OCI [3]	—	—	—
Purchases	26	—	252
Settlements	—	381	(1)
Sales	—	—	(476)
Transfers into Level 3 [4]	135	—	443
Transfers out of Level 3 [4]	—	—	(703)
Fair value as of December 31, 2012	$150	$1,081	$583
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$(11)	$(2,373)	$28

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7][9]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(5,776)	$(9)	$(5,785)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	2,920	1	2,921	(34)	2
Included in OCI [3]	—	—	—	—	—
Settlements [8]	(263)	—	(263)	43	—
Fair value as of December 31, 2012	$(3,119)	$(8)	$(3,127)	$—	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$2,920	$1	$2,921	$—	$2

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

[6]
Includes fair value of reinsurance recoverables of approximately $495 and $900 as of December 31, 2013 and 2012, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 13 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information.

[7]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[8]
Settlements of other liabilities reflect the removal of liabilities carried at fair value upon the deconsolidation of a variable interest entity. See Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements for additional information.

[9]
In 2012, ($231) and $264 were inappropriately presented as Included in OCI within the Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB and GMAB and Guaranteed Living Benefits, respectively. Amounts have been rescheduled to Included in Net Income. This change in presentation of this disclosure had no impact on the Company's net income or OCI.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Fair Value Option
The Company holds fair value option investments that contain an embedded credit derivative with underlying credit risk primarily related to commercial real estate. Also included are foreign government securities for which the FVO was elected in order to align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.
The Company also elected the fair value option for certain consolidated VIE investment funds. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, consistent with accounting requirement for investment companies. The investment funds primarily hold fixed income securities and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Consolidated Statements of Operations.

	Year Ended December 31,
	2013	2012
Assets
Fixed maturities, FVO
Corporate	$(12)	$9
CRE CDOs	14	64
CMBS	—	(2)
Foreign government	(112)	(88)
RMBS	—	5
Other liabilities
Credit-linked notes	—	(34)
Total realized capital gains (losses)	$(110)	$(46)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Consolidated Balance Sheets.

	December 31, 2013	December 31, 2012
Assets
Fixed maturities, FVO
ABS	$3	$—
Corporate	84	108
CRE CDOs	167	193
CMBS	8	4
Foreign government	494	699
Municipals	1	1
RMBS	9	3
U.S. government	25	2
Total fixed maturities, FVO	$791	$1,010

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013			December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,416	1,476	1,951	2,112
Mortgage loans	Level 3	3,470	3,519	4,935	5,109
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	8,955	9,153	9,318	9,668
Consumer notes [2]	Level 3	82	82	159	159

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.

The Company has not made any changes in its valuation methodologies for the following assets and liabilities during the years ended December 31, 2013 or December 31, 2012.

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

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.
4. Investments and Derivative Instruments
Net Investment Income

	For the years ended December 31,
(Before-tax)	2013	2012	2011
Fixed maturities [1]	$1,253	$1,953	$1,927
Equity securities, AFS	8	11	10
Mortgage loans	172	248	206
Policy loans	82	116	128
Limited partnerships and other alternative investments	119	85	143
Other investments [2]	123	199	231
Investment expenses	(76)	(77)	(73)
Total securities AFS and other	1,681	2,535	2,572
Equity securities, trading	2	1	—
Total net investment income	$1,683	$2,536	$2,572

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.
The net unrealized gain on equity securities, trading, included in net investment income during the years ended December 31, 2013, 2012 and 2011, was $1, $0 and $1, respectively. These amounts were not included in net unrealized gains (losses) in the accompanying Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2013	2012	2011
Gross gains on sales [1]	$2,196	$478	$400
Gross losses on sales	(700)	(278)	(200)
Net OTTI losses recognized in earnings [2]	(45)	(255)	(125)
Valuation allowances on mortgage loans	(1)	4	25
Japanese fixed annuity contract hedges, net [3]	6	(36)	3
Periodic net coupon settlements on credit derivatives/Japan	(3)	(8)	—
Results of variable annuity hedge program
U.S. GMWB derivatives, net	262	519	(397)
U.S. macro hedge program	(234)	(340)	(216)
Total U.S. program	28	179	(613)
International Program [4]	(963)	(1,145)	639
Total results of variable annuity hedge program	(935)	(966)	26
GMIB/GMAB/GMWB reinsurance	1,107	1,233	(326)
Coinsurance and modified coinsurance reinsurance contracts	(1,405)	(1,901)	375
Other, net [5]	106	248	(255)
Net realized capital gains (losses), before-tax	$326	$(1,481)	$(77)

[1]	Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses in the year ended December 31, 2013.

[2]	Includes $173 of intent-to-sell impairments relating to the Retirement Plans and Individual Life businesses sold for the year ended December 31, 2012.

[3]
Includes for the years ended December 31, 2013, 2012 and 2011, transactional foreign currency re-valuation related to the Japan fixed annuity product of $324, $245, and $(129) , respectively, as well as the change in value related to the derivative hedging instruments and the Japan government FVO securities of $(318), $(281), and $132, respectively.

[4]	Includes $(55), $(66), and $0 of transactional foreign currency re-valuation for the years ended December 31, 2013, 2012 and 2011, respectively.

[5]
For the years ended December 31, 2013, 2012 and 2011, other, net gains and losses includes $295, $205 and $(119), respectively, of transactional foreign currency re-valuation primarily associated with the internal reinsurance of the Japan variable annuity business, of which a portion is offset within realized gains and losses by the change in value of the associated hedging derivatives. Also includes $71 and $110 of gains relating to Retirement Plans and Individual Life businesses sold for the years ended December 31, 2013 and 2012, respectively, as well as changes in value of non-qualifying derivatives.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $1.4 billion, $(55) and $75 for the years ended December 31, 2013, 2012 and 2011, respectively.
Sales of Available-for-Sale Securities

	For the years ended December 31,
	2013	2012	2011
Fixed maturities, AFS
Sale proceeds	$19,190	$23,555	$19,861
Gross gains [1]	1,867	521	354
Gross losses	(421)	(270)	(205)
Equity securities, AFS
Sale proceeds	$81	$133	$147
Gross gains	254	15	50
Gross losses	(263)	(5)	—
[1] Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses for the year ended December 31, 2013.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Sales of AFS securities in 2013 were primarily as a result of management of duration and liquidity as well as progress towards sector allocation objectives.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2013, 2012 and 2011.

	For the years ended December 31,
(Before-tax)	2013	2012	2011
Balance, beginning of period	$(813)	$(1,319)	$(1,598)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(14)	(27)	(41)
Securities previously impaired	(4)	(15)	(47)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	403	543	358
Securities due to an increase in expected cash flows	17	5	9
Securities the Company made the decision to sell or more likely than not will be required to sell	1	—	$—
Balance, end of period	$(410)	$(813)	$(1,319)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.
 Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,172	$13	$(56)	$1,129	$(2)	$1,807	$38	$(172)	$1,673	$(4)
CDOs [2]	1,392	98	(41)	1,448	—	2,236	61	(117)	2,160	(4)
CMBS	2,275	106	(34)	2,347	(3)	3,757	262	(107)	3,912	(7)
Corporate	15,913	1,196	(192)	16,917	(6)	27,774	3,426	(221)	30,979	(19)
Foreign govt./govt. agencies	1,267	27	(117)	1,177	—	1,369	120	(29)	1,460	—
Municipal	988	26	(49)	965	—	1,808	204	(14)	1,998	—
RMBS	2,419	60	(48)	2,431	(3)	4,590	196	(115)	4,671	(28)
U.S. Treasuries	1,762	1	(14)	1,749	—	2,412	151	(12)	2,551	—
Total fixed maturities, AFS	27,188	1,527	(551)	28,163	(14)	45,753	4,458	(787)	49,404	(62)
Equity securities, AFS	362	35	(25)	372	—	408	28	(36)	400	—
Total AFS securities [3]	$27,550	$1,562	$(576)	$28,535	$(14)	$46,161	$4,486	$(823)	$49,804	$(62)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2013 and 2012.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

[3]
As of December 31, 2012 Includes fixed maturities, AFS and equity securities, AFS relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2013
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,615	$1,639
Over one year through five years	5,328	5,535
Over five years through ten years	4,319	4,481
Over ten years	8,668	9,153
Subtotal	19,930	20,808
Mortgage-backed and asset-backed securities	7,258	7,355
Total fixed maturities, AFS	$27,188	$28,163
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
The Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies, was the Government of Japan which represents $853 or 10% of stockholders' equity, and 2% of total invested assets as of December 31, 2013. As of December 31, 2012, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. As of December 31, 2013, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, JPMorgan Chase & Co. and Goldman Sachs Group Inc. which each comprised less than 3% of total invested assets. As of December 31, 2012, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, National Grid PLC and Berkshire Hathaway Inc. which each comprised less than 2% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2013 were utilities, financial services, and commercial real estate which comprised approximately 9%, 8% and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2012 were utilities, financial services, and consumer non-cyclical which comprised approximately 10%, 8% and 8%, respectively, of total invested assets.
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$288	$286	$(2)	$418	$364	$(54)	$706	$650	$(56)
CDOs [1]	64	63	(1)	1,185	1,144	(40)	1,249	1,207	(41)
CMBS	437	423	(14)	392	372	(20)	829	795	(34)
Corporate	2,449	2,360	(89)	799	696	(103)	3,248	3,056	(192)
Foreign govt./govt. agencies	542	501	(41)	303	227	(76)	845	728	(117)
Municipal	508	475	(33)	99	83	(16)	607	558	(49)
RMBS	922	909	(13)	475	440	(35)	1,397	1,349	(48)
U.S. Treasuries	1,456	1,442	(14)	—	—	—	1,456	1,442	(14)
Total fixed maturities, AFS	6,666	6,459	(207)	3,671	3,326	(344)	10,337	9,785	(551)
Equity securities, AFS	77	73	(4)	135	114	(21)	212	187	(25)
Total securities in an unrealized loss position	$6,743	$6,532	$(211)	$3,806	$3,440	$(365)	$10,549	$9,972	$(576)

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$77	$76	$(1)	$787	$616	$(171)	$864	$692	$(172)
CDOs [1]	5	5	—	1,640	1,515	(117)	1,645	1,520	(117)
CMBS	192	179	(13)	795	701	(94)	987	880	(107)
Corporate [1]	614	578	(36)	1,339	1,154	(185)	1,953	1,732	(221)
Foreign govt./govt. agencies	318	290	(28)	7	6	(1)	325	296	(29)
Municipal	65	62	(3)	98	87	(11)	163	149	(14)
RMBS	322	321	(1)	750	636	(114)	1,072	957	(115)
U.S. Treasuries	384	372	(12)	—	—	—	384	372	(12)
Total fixed maturities, AFS	1,977	1,883	(94)	5,416	4,715	(693)	7,393	6,598	(787)
Equity securities, AFS	9	9	—	172	136	(36)	181	145	(36)
Total securities in an unrealized loss position	$1,986	$1,892	$(94)	$5,588	$4,851	$(729)	$7,574	$6,743	$(823)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).
As of December 31, 2013, AFS securities in an unrealized loss position, comprised of 1,007 securities, primarily related to corporate securities and foreign government and government agencies, which are depressed due to an increase in interest rates since the securities were purchased and/or declines in the value of the currency in which the assets are denominated. As of December 31, 2013, 89% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2013 was primarily attributable to realized capital losses as a result of portfolio management activity, partially offset by an increase in interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, foreign government and government agencies, as well as structured securities with exposure to commercial and residential real estate. Although credit spreads have tightened during 2013, current market spreads continue to be wider than spreads at the securities' respective purchase dates for structured securities with exposure to commercial and residential real estate largely due to the economic and market uncertainties regarding future performance of certain commercial and residential real estate backed securities. In addition, the majority of securities have a floating-rate coupon referenced to a market index where rates have declined substantially. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	December 31, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans [2]	$3,482	$(12)	$3,470	$4,949	$(14)	$4,935

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
As of December 31, 2012 includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions.

As of December 31, 2013 and 2012, the carrying value of mortgage loans associated with the valuation allowance was $86 and $189, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $53 and $3, respectively, as of December 31, 2013 and $47 and $3, respectively, as of December 31, 2012. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets. As of December 31, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	For the years ended December 31,
	2013	2012	2011
Balance as of January 1	$(14)	$(23)	$(62)
(Additions)/Reversals	(2)	4	25
Deductions	4	5	14
Balance as of December 31	$(12)	$(14)	$(23)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 57% as of December 31, 2013, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.23x as of December 31, 2013. As of December 31, 2013, the Company held no delinquent commercial mortgage loans past due by 90 days or more. The Company held only one delinquent commercial mortgage loan past due by 90 days or more as of December 31, 2012. The carrying value and valuation allowance of this loan totaled $32 and $0, respectively, and was not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	December 31, 2013		December 31, 2012
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$35	1.15x	$137	0.89x
65% - 80%	777	1.94x	1,717	2.27x
Less than 65%	2,658	2.34x	3,081	2.44x
Total commercial mortgage loans	$3,470	2.23x	$4,935	2.34x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	December 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$79	2.3%	$97	2.0%
Middle Atlantic	255	7.3%	370	7.5%
Mountain	40	1.2%	62	1.3%
New England	163	4.7%	231	4.7%
Pacific	1,019	29.4%	1,504	30.5%
South Atlantic	548	15.8%	1,012	20.5%
West North Central	17	0.5%	16	0.3%
West South Central	144	4.1%	234	4.7%
Other [1]	1,205	34.7%	1,409	28.5%
Total mortgage loans	$3,470	100%	$4,935	100%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$93	2.7%	$109	2.2%
Industrial	1,182	34.1%	1,519	30.8%
Lodging	27	0.8%	81	1.6%
Multifamily	576	16.6%	869	17.6%
Office	723	20.8%	1,120	22.7%
Retail	745	21.5%	1,047	21.2%
Other	124	3.5%	190	3.9%
Total mortgage loans	$3,470	100%	$4,935	100%
Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral or investment manager and as an investor through normal investment activities, as well as a means of accessing capital through a contingent capital facility. For further information on the facility, see Note 10 - Debt of Notes to Consolidated Financial Statements.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its collateral or investment management services and original investment.

	December 31, 2013			December 31, 2012
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$12	$13	$—	$89	$88	$7
Investment funds [4]	134	20	119	132	20	110
Limited partnerships	4	2	2	6	3	3
Total	$150	$35	$121	$227	$111	$120

[1]	Included in other liabilities in the Company’s Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS in the Company’s Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS in the Company's Consolidated Balance Sheets.

CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment funds represents wholly-owned fixed income funds for which the Company has exclusive management and control including management of investment securities which is the activity that most significantly impacts its economic performance. Limited partnerships represent one hedge fund for which the Company holds a majority interest in the fund as an investment.
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of December 31, 2013 and 2012. In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Repurchase and Dollar Roll Agreements and Other Collateral Transactions
The Company enters into repurchase agreements and dollar roll transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase agreements and dollar roll transactions, the Company transfers collateral of U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements contain contractual provisions that require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. Repurchase agreements include master netting provisions that provide the counterparties the right to set off claims and apply securities held by them in respect of their obligations in the event of a default. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

As of December 31, 2013, the Company has no outstanding repurchase agreements or dollar roll transactions. As of December 31, 2012, the Company reported financial collateral pledged relating to repurchase agreements of $923 in fixed maturities, AFS on the Consolidated Balance sheets. The Company reported a corresponding obligation to repurchase these securities of $923 in other liabilities on the Consolidated Balance sheets. With respect to dollar roll transactions, the Company reported financial collateral pledged with a fair value of $692 in fixed maturities, AFS with a corresponding obligation to repurchase $692 reported in other liabilities, as of December 31, 2012.
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2013 and 2012 the fair value of securities on deposit was approximately $13 and $14, respectively.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The Company’s maximum exposure to loss as of December 31, 2013 is limited to the total carrying value of $0.9 billion. In addition, the Company has outstanding commitments totaling approximately $223, to fund limited partnership and other alternative investments as of December 31, 2013. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2013, aggregate investment income (losses) from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $77.2 billion and $75.3 billion as of December 31, 2013 and 2012, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $10.7 billion and $9.6 billion as of December 31, 2013 and 2012, respectively. Aggregate net investment income (loss) of the limited partnerships in which the Company invested totaled $1.8 billion, $0.9 billion and $1.2 billion for the periods ended December 31, 2013, 2012 and 2011, respectively. Aggregate net income (loss) of the limited partnerships in which the Company invested totaled $7.1 billion, $6.5 billion, and $8.1 billion for the periods ended December 31, 2013, 2012 and 2011, respectively. As of, and for the period ended, December 31, 2013, the aggregated summarized financial data reflects the latest available financial information.
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
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of these financial statements. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities, or liability contracts, or convert securities, or liabilities, denominated in a foreign currency to US dollars. The hedge strategies by hedge accounting designation include:
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting or “non-qualifying strategies” primarily include the hedge programs for our U.S. and international variable annuity products as well as the hedging and replication strategies through the use of credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting. These non-qualifying strategies include:
Interest rate swaps, swaptions, caps, floors, and futures
The Company may use interest rate swaps, swaptions, caps, floors and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2013 and 2012 the notional amount of interest rate swaps in offsetting relationships was $4.5 billion and $5.1 billion, respectively.

Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
The Company formerly offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") rider through a wholly-owned Japanese subsidiary. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Japanese fixed annuity hedging instruments
The Company formerly offered a yen denominated fixed annuity product through a wholly-owned Japanese subsidiary and reinsured to a wholly-owned U.S. subsidiary. The U.S. subsidiary invests in U.S. dollar denominated securities to support the yen denominated fixed liability payments and entered into currency rate swaps to hedge the foreign currency exchange rate and yen interest rate exposures that exist as a result of U.S. dollar assets backing the yen denominated liability.
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

	Notional Amount		Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Customized swaps	$7,839	$7,787	$74	$238
Equity swaps, options, and futures	4,237	5,130	44	267
Interest rate swaps and futures	6,615	5,705	(77)	67
Total	$18,691	$18,622	$41	$572
U.S. macro hedge program
The Company utilizes equity options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB and GMWB obligations. The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Equity options and swaps	9,934	7,442	139	286
Total	$9,934	$7,442	$139	$286
International program
The Hartford formerly offered certain variable annuity products in Japan with GMWB or GMAB riders, which are bifurcated embedded derivatives (“International program product derivatives”). The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to a specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the International program product derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
The Company has reinsured certain of these GMWB and GMAB riders from an affiliate. See Note 13 - Transactions with Affiliates for further discussion.
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. During 2013, the Company expanded its hedging program to substantially reduce equity and foreign currency exchange risk. The program is primarily focused on the risks that have been reinsured to the Company’s U.S. legal entities although certain hedges, predominantly options, are also held directly in HLIKK .  The hedging derivatives collectively held in these entities are comprised of equity futures, options, swaps and currency forwards and options to hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in Japan.
The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Credit derivatives	350	350	5	28
Currency forwards [1]	8,778	9,327	24	(87)
Currency options	8,408	9,710	(58)	(49)
Equity futures	999	1,206	—	—
Equity options	1,022	2,621	(63)	(105)
Equity swaps	3,830	2,683	(95)	(12)
Customized swaps	—	899	—	(11)
Interest rate futures	566	634	—	—
Interest rate swaps and swaptions	33,072	21,018	160	131
Total	$57,025	$48,448	$(27)	$(105)

[1]
 As of December 31, 2013 and 2012 net notional amounts are $(1.6) billion and $0.1 billion, respectively, which include $3.6 billion and $4.7 billion, respectively, related to long positions and $5.2 billion and $4.6 billion, respectively, related to short positions.

GMAB, GMWB and GMIB reinsurance contracts
As a reinsurer, the Company assumes the GMAB, GMWB, and GMIB embedded derivatives for host variable annuity contracts written by HLIKK. The reinsurance contracts are accounted for as free-standing derivative contracts. The notional amount of the reinsurance contracts is the yen denominated GRB balance value converted at the period-end yen to U.S. dollar foreign spot exchange rate. For further information on this transaction, refer to Note 13 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
Coinsurance and modified coinsurance reinsurance contracts
During 2010, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from HLIKK and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 13 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
As of December 31, 2013 the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets supporting the reinsured reserves and are carried at fair value.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty or under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The fair value amounts presented below do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. In addition, the tables below exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
Cash flow hedges
Interest rate swaps	$3,215	$3,863	$16	$167	$49	$167	$(33)	$—
Foreign currency swaps	143	163	(5)	(17)	2	3	(7)	(20)
Total cash flow hedges	3,358	4,026	11	150	51	170	(40)	(20)
Fair value hedges
Interest rate swaps	1,261	753	(24)	(55)	2	—	(26)	(55)
Foreign currency swaps	—	40	—	16	—	16	—	—
Total fair value hedges	1,261	793	(24)	(39)	2	16	(26)	(55)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,633	13,432	(368)	(363)	123	436	(491)	(799)
Foreign exchange contracts
Foreign currency swaps and forwards	118	182	(4)	(9)	6	5	(10)	(14)
Japan 3Win foreign currency swaps	1,571	1,816	(354)	(127)	—	—	(354)	(127)
Japanese fixed annuity hedging instruments	1,436	1,652	(6)	224	88	228	(94)	(4)
Credit contracts
Credit derivatives that purchase credit protection	243	1,539	(4)	(5)	—	3	(4)	(8)
Credit derivatives that assume credit risk [1]	1,507	1,981	27	(8)	28	17	(1)	(25)
Credit derivatives in offsetting positions	3,501	5,341	(3)	(22)	35	56	(38)	(78)
Equity contracts
Equity index swaps and options	131	791	(2)	35	18	45	(20)	(10)
Variable annuity hedge program
U.S. GMWB product derivative [2]	21,512	28,868	(36)	(1,249)	—	—	(36)	(1,249)
U.S. GMWB reinsurance contracts	4,508	5,773	29	191	29	191	—	—
U.S. GMWB hedging instruments	18,691	18,622	41	572	333	743	(292)	(171)
U.S. macro hedge program	9,934	7,442	139	286	178	356	(39)	(70)
International program product derivatives [2]	—	1,876	—	(42)	—	—	—	(42)
International program hedging instruments	57,025	48,448	(27)	(105)	649	657	(676)	(762)
Other
GMAB, GMWB, and GMIB reinsurance contracts	11,999	18,287	(540)	(1,827)	—	—	(540)	(1,827)
Coinsurance and modified coinsurance reinsurance contracts	29,423	44,985	(427)	890	383	1,566	(810)	(676)
Total non-qualifying strategies	166,232	201,035	(1,535)	(1,559)	1,870	4,303	(3,405)	(5,862)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$170,851	$205,854	$(1,548)	$(1,448)	$1,923	$4,489	$(3,471)	$(5,937)
Balance Sheet Location
Fixed maturities, available-for-sale	$196	$416	$(1)	$(20)	$—	$—	$(1)	$(20)
Other investments	40,564	37,809	272	581	721	1,049	(449)	(468)
Other liabilities	62,590	67,765	(825)	38	789	1,683	(1,614)	(1,645)
Consumer notes	9	26	(2)	(2)	—	—	(2)	(2)
Reinsurance recoverable	33,931	47,430	(398)	1,081	413	1,757	(811)	(676)
Other policyholder funds and benefits payable	33,561	52,408	(594)	(3,126)	—	—	(594)	(3,126)
Total derivatives	$170,851	$205,854	$(1,548)	$(1,448)	$1,923	$4,489	$(3,471)	$(5,937)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•	The decrease in notional amount related to the U.S. GMWB product derivatives was primarily driven by product lapses and partial withdrawals.

•
The decrease in notional amount related to the international program product derivatives was due to the GWMB embedded derivative disposed of as part of the sale of HLIL. For additional information on the sale agreement, refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

•
The decrease in notional amount of coinsurance and modified coinsurance reinsurance contracts primarily resulted from policyholder surrender activity and the termination of embedded derivatives as part of Individual Life and Retirement Plans business dispositions. For additional information on the sale agreement, refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

•	The decrease in notional amount of GMAB, GMWB, and GMIB reinsurance contracts was primarily driven by policyholder surrender activity.

•
The increase in notional amount related to the international program hedging instruments resulted from the Company expanding its hedging program related to international product program guarantees from the business reinsured from HLIKK in the first quarter of 2013.

Change in Fair Value
The net decrease in the total fair value of derivative instruments since December 31, 2012 was primarily related to the following:

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•	The fair value related to the cash flow hedging interest rate swaps decreased primarily due to an increase in U.S. interest rates.

•
GMAB, GMWB and GMIB reinsurance contracts represent the guarantees that are internally reinsured from HLIKK.  The fair value of these liabilities has improved as a result of a sustained recovery in the equity markets, exchange rates, interest rates, and volatility.  For a discussion related to the reinsurance agreement refer to Note 13 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

•
The Coinsurance and modified coinsurance reinsurance contracts represents U.S. and International guarantees that are ceded to an affiliate.  The primary driver of the decline in the fair value of these derivatives is a result of changes in the unrealized gains/losses of the underlying portfolios associated with these contracts as well as policyholder surrender activity.  For a discussion related to the reinsurance agreement refer to Note 13 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

•
The fair value associated with the international program hedging instruments decreased primarily due to an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by revaluing the liability for living benefits resulting from favorable policyholder behavior largely related to increased full surrenders and liability assumption updates for partial lapses and withdrawal rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Consolidated Balance Sheets.  Amounts offset include fair value amounts, income accruals and related cash collateral receivables and payables associated with derivative instruments that are traded under a common master netting agreement, as described above.  Also included in the tables are financial collateral receivables and payables, which is contractually permitted to be offset upon an event of default, although is disallowed for offsetting under U.S. GAAP.

As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,510	$1,290	$272	$(52)	$121	$99

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,063)	$(1,308)	$(825)	$70	$(826)	$71
As of December 31, 2012

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$2,732	$2,238	$581	$(87)	$490	$4

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,113)	$(1,759)	$38	$(392)	$(300)	$(54)

[1]	Included in other investments in the Company's Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivatives instruments.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	2013	2012	2011	2013	2012	2011
Interest rate swaps	$(158)	$26	$245	$(2)	$—	$(2)
Foreign currency swaps	12	(18)	(5)	—	—	—
Total	$(146)	$8	$240	$(2)	$—	$(2)

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		2013	2012	2011
Interest rate swaps	Net realized capital gains (losses)	$70	$85	$6
Interest rate swaps	Net investment income (loss)	57	97	77
Foreign currency swaps	Net realized capital gains (losses)	4	(4)	(1)
Total		$131	$178	$82
As of December 31, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $46. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows.
During the year ended December 31, 2013, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the year ended December 31, 2012, the before-tax deferred net gains on derivative instruments reclassified from AOCI to earnings totaled $91 which primarily resulted from the discontinuance of cash flow hedges due to forecasted transactions no longer probable of occurring associated with variable rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2. For the year ended December 31, 2011, the Company had no net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2013		2012		2011
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate swaps
Net realized capital gains (losses)	$27	$(24)	$(3)	$(3)	$(58)	$54
Foreign currency swaps
Net realized capital gains (losses)	1	(1)	(7)	7	(1)	1
Benefits, losses and loss adjustment expenses	(2)	2	(6)	6	(22)	22
Total	$26	$(23)	$(16)	$10	$(81)	$77

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

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2013	2012	2011
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(5)	$26	$20
Foreign exchange contracts
Foreign currency swaps and forwards	4	10	1
Japan 3Win foreign currency swaps [1]	(268)	(300)	31
Japanese fixed annuity hedging instruments [2]	(207)	(178)	109
Credit contracts
Credit derivatives that purchase credit protection	(20)	(19)	(8)
Credit derivatives that assume credit risk	46	204	(141)
Equity contracts
Equity index swaps and options	(22)	(31)	(67)
Variable annuity hedge program
U.S. GMWB product derivatives	1,306	1,430	(780)
U.S. GMWB reinsurance contracts	(192)	(280)	131
U.S. GMWB hedging instruments	(852)	(631)	252
U.S. macro hedge program	(234)	(340)	(216)
International program hedging instruments	(963)	(1,145)	639
Other
GMAB, GMWB, and GMIB reinsurance contracts	1,107	1,233	(326)
Coinsurance and modified coinsurance reinsurance contracts	(1,405)	(1,901)	375
Total [3]	$(1,705)	$(1,922)	$20

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $250, $189 and $(100) for the years ended December 31, 2013, 2012 and 2011, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $324, $245 and $(129) for the years ended December 31, 2013, 2012, and 2011, respectively.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

For the year ended December 31, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by revaluing the liability for living benefits resulting from favorable policyholder behavior largely related to increased full surrenders and liability assumption updates for partial lapses and withdrawal rates.

•
The net gain associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to the depreciation of the Japanese yen and an improvement in equity markets.

•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 13 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

•	The net loss related to the Japanese fixed annuity hedging instruments and the Japan 3Win foreign currency swaps was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•	The net loss on the U.S. macro hedge program was primarily due to an improvement in domestic equity markets, an increase in interest rates and a decline in equity volatility.
For the year ended December 31, 2012 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

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

•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 13 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

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
For the year ended December 31, 2011 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:

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

•
The net gain on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net loss on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 13 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information on this transaction.

•	The net loss on the U.S. macro hedge program was primarily driven by time decay and a decrease in equity market volatility since the purchase date of certain options during the fourth quarter.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Refer to Note 12 - Commitments and Contingencies of Notes to Consolidated Financial Statements for additional disclosures regarding contingent credit related features in derivative agreements.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2013 and 2012.
As of December 31, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$735	$6	2 years	Corporate Credit/ Foreign Gov.	A	$592	$(4)
Below investment grade risk exposure	24	—	1 year	Corporate Credit	CCC	25	—
Basket credit default swaps [4]
Investment grade risk exposure	1,912	25	3 years	Corporate Credit	BBB+	784	(10)
Below investment grade risk exposure	87	8	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	235	(5)	3 years	CMBS Credit	A	235	5
Below investment grade risk exposure	115	(18)	3 years	CMBS Credit	B-	115	18
Embedded credit derivatives
Investment grade risk exposure	150	145	3 years	Corporate Credit	BBB+	—	—
Total [5]	$3,258	$161				$1,751	$9
As of December 31, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,787	$8	3 years	Corporate Credit/ Foreign Gov.	A	$878	$(19)
Below investment grade risk exposure	114	(1)	1 year	Corporate Credit	B+	114	(3)
Basket credit default swaps [4]
Investment grade risk exposure	2,074	11	2 years	Corporate Credit	BBB+	1,326	(6)
Investment grade risk exposure	237	(12)	4 years	CMBS Credit	A	238	12
Below investment grade risk exposure	115	(27)	4 years	CMBS Credit	B+	115	27
Embedded credit derivatives
Investment grade risk exposure	325	296	4 years	Corporate Credit	BBB-	—	—
Total [5]	$4,652	$275				$2,671	$11

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

[4]
Includes $2.3 billion and $2.4 billion as of December 31, 2013 and 2012, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2013 and 2012, the Company pledged securities collateral associated with derivative instruments with a fair value of $865 and $370, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. The Company also pledged cash collateral associated with derivative instruments with a fair value of $290 and $179, respectively, as of December 31, 2013 and 2012 which have been included in short-term investments on the Consolidated Balance Sheets.
As of December 31, 2013 and 2012, the Company accepted cash collateral associated with derivative instruments with a fair value of $171 and $607, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of December 31, 2013 and 2012 of $121 and $490, respectively, of which the Company has the ability to sell or repledge $117 and $348, respectively. As of December 31, 2013 and 2012, the fair value of repledged securities totaled $39 and $0, respectively, and the Company did not sell any securities. In addition, as of December 31, 2013 and 2012, noncash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Reinsurance
The Company cedes insurance to affiliated and unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company's procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. The Company entered into two reinsurance transactions in connection with the sales of its Retirement Plans and Individual Life businesses in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $915, $302, and $252 for the years ended December 31, 2013, 2012, and 2011, respectively. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.
The Company also maintains reinsurance agreements with HLA, whereby the Company cedes both group life and group accident and health risk. Under these treaties, the Company ceded group life premium of $71, $94, and $106 in December 31, 2013, 2012, and 2011, respectively. The Company ceded accident and health premiums to HLA of $152, $177, and $191, respectively.
A subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”) has a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer, White River Life Reinsurance (“WRR”). Under this transaction, the Company ceded $31, $58, and $61 in December 31, 2013, 2012, and 2011. For further information regarding the WRR reinsurance agreement, see Note 13- Transactions with Affiliates of Notes to Consolidated Financial Statements.
Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK, a wholly owned Japanese subsidiary of Hartford Life, Inc., reinsured to the Company in-force and prospective MVA annuities sold from September 1, 2004 to June 1, 2009. As of December 31, 2013 and 2012, $1.5 billion and $2.1 billion, respectively, of the account value had been assumed by the Company.
Reinsurance Recoverables
Life insurance product reinsurance recoverables represent loss and loss adjustment expense recoverable from a number of reinsurers. The Company's reinsurance recoverables are summarized as follows:

	December, 31
Reinsurance Recoverables	2013	2012
Future policy benefits and unpaid loss and loss adjustment expenses:
Sold businesses (MassMutual and Prudential)	$18,969	$—
Other reinsurers	825	2,893
Net reinsurance recoverables	$19,794	$2,893
As of December 31, 2013, the Company has reinsurance recoverables of $9.5 billion each from MassMutual and Prudential. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of December 31, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.5 billion and $7.1 billion, respectively. As of December 31, 2013, the net reinsurance recoverables from Prudential represents approximately 29% of the Company's consolidated stockholders' equity. As of December 31, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
Insurance Revenues
Net fee income, earned premiums and other were comprised of the following:

	For the years Ended December 31,
	2013	2012	2011
Gross fee income, earned premiums and other	$3,502	$3,739	$4,147
Reinsurance assumed	13	8	13
Reinsurance ceded	(1,869)	(698)	(733)
Net fee income, earned premiums and other	$1,646	$3,049	$3,427

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	For the years ended December 31,
	2013	2012	2011
Balance, beginning of period	$3,072	$3,448	$3,694
Deferred costs	16	329	381
Amortization — DAC	(124)	(280)	(290)
Amortization — Unlock benefit (charge), pre-tax	(104)	(44)	(137)
Amortization — DAC from discontinued operations	—	(35)	(47)
Amortization — DAC related to business dispositions [1] [2]	(2,229)	—	—
Adjustments to unrealized gains and losses on securities available-for-sale and other [3]	58	(346)	(154)
Effect of currency translation	—	—	1
Balance, end of period	$689	$3,072	$3,448

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

[3]
Other includes a $16 reduction of the DAC asset as a result of the sale of assets used to administer the Company's PPLI business in 2012. The reduction is directly attributable to this transaction as it results in lower future estimated gross profits than originally estimated on these products.

As of December 31, 2013, estimated future net amortization expense of present value of future profits for the succeeding five years is $5, $4, $4, $3 and $3 in 2014, 2015, 2016, 2017 and 2018 respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

7. Goodwill
The reporting units of the Company for which goodwill was allocated include Mutual Funds, Retirement Plans and Individual Life.
Year Ended December 31, 2013
During the first quarter of 2013, the Company completed the sale of its Retirement Plans business to Mass Mutual and its Individual Life business to Prudential. Accordingly, the carrying value of each reporting unit's goodwill of $87 and $163, respectively, was reduced and is included in reinsurance loss on disposition in the Company's Consolidated Statement of Operations. For further information on the disposition of the Retirement Plans and Individual Life businesses, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Year Ended December 31, 2012
During the fourth quarter of 2012, the Company wrote off $159 of goodwill associated with the Mutual Funds reporting unit including goodwill of $10 due to the sale of Woodbury Financial Services and $149 of remaining goodwill as a result of the Mutual Funds reorganization. For further discussion of the reorganization of the Mutual Funds business, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 17 - Discontinued Operations of Notes to Consolidated Financial Statements.
During the first quarter of 2012, the Company determined that a triggering event requiring an interim impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Retirement Plans and Individual Life reporting units.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Retirement Plans reporting unit which resulted in no impairment of goodwill. The annual goodwill assessment for Retirement Plans was completed as of October 31, 2012 and an additional impairment test was completed as of December 31, 2012 as a result of the anticipated sale of this business unit. No write-down of goodwill resulted for the year ended December 31, 2012. Retirement Plans passed step one of the goodwill impairment tests with a margin of less than 10% between fair value and book value of the reporting unit as of both dates. The fair value of the Retirement Plans reporting unit as of October 31, 2012 and December 31, 2012 was based on a negotiated transaction price. The carrying amount of goodwill allocated to the Retirement Plans reporting unit was $87 as of December 31, 2012.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Individual Life reporting unit which resulted in no impairment of goodwill as the Company anticipated a gain on the sale of the Individual Life reporting unit. Upon closing the fourth quarter of 2012, the Company uncovered an error in its calculation of the transaction gain that resulted in the transaction generating a modest loss. This loss would have resulted in a goodwill impairment in the third quarter; however, this loss was recognized in the fourth quarter as it was immaterial to the respective quarter's financial statements taken as a whole. Accordingly, an impairment loss of $61 was recognized in the fourth quarter of 2012. An additional impairment test was completed for the Individual Life reporting unit as of December 31, 2012 as a result of the anticipated sale of this business unit. No additional write-down of goodwill resulted for the year ended December 31, 2012 as fair value approximated the remaining book value of the reporting unit as of December 31, 2012. The fair value of the Individual Life reporting unit as of October 31, 2012 and December 31, 2012 was based on a negotiated transaction price. The carrying amount of goodwill allocated to the Individual Life reporting unit was $163 as of December 31, 2012.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$944	$363
Incurred	183	294
Paid	(135)	—
Unlock	(116)	2
Impact of reinsurance transaction	—	1,143
Currency translation adjustment	(27)	—
Liability balance as of December 31, 2013	$849	$1,802
Reinsurance recoverable asset, as of January 1, 2013	$608	$21
Incurred	104	296
Paid	(98)	—
Unlock	(81)	—
Impact of reinsurance transaction	—	1,485
Reinsurance recoverable asset, as of December 31, 2013	$533	$1,802

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,158	$228
Incurred	228	113
Paid	(258)	—
Unlock	(181)	22
Currency translation adjustment	(3)	—
Liability balance as of December 31, 2012	$944	$363
Reinsurance recoverable asset, as of January 1, 2012	$724	$22
Incurred	121	(1)
Paid	(121)	—
Unlock	(116)	—
Reinsurance recoverable asset, as of December 31, 2012	$608	$21

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

 The following table presents details concerning GMDB and GMIB exposure as of December 31, 2013:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$19,638	$2,914	$178	69
With 5% rollup [2]	1,610	232	16	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,862	629	19	67
With 5% rollup & EPB	588	119	5	70
Total MAV	26,698	3,894	218
Asset Protection Benefit (APB) [4]	18,579	277	55	68
Lifetime Income Benefit (LIB) – Death Benefit [5]	773	9	2	66
Reset [6] (5-7 years)	3,286	74	34	69
Return of Premium [7] /Other	12,476	71	17	67
Subtotal U.S. GMDB	$61,812	$4,325	$326	68
Less: General Account Value with U.S. GMBD	4,349
Subtotal Separate Account Liabilities with GMDB	57,463
Separate Account Liabilities without U.S. GMDB	83,411
Total Separate Account Liabilities	$140,874
Japan GMDB [10], [11]	$12,659	$167	$—	69
Japan GMIB [10], [11]	$12,456	$102	$—	69

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $11.7 billion as of December 31, 2013. The GRB related to the Japan GMAB and GMWB was $304 as of December 31, 2013. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2013, 100% of NAR is reinsured to an affiliate. See Note 13 - Transactions with Affiliates of Notes to Consolidated Financial Statements.

[11]
Policies with a guaranteed living benefit (a GMWB in the US or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

For a description of the Company’s guaranteed living benefits that are accounted for at fair value, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	December 31, 2013	December 31, 2012
Equity securities (including mutual funds)	$52,858	$58,208
Cash and cash equivalents	4,605	6,940
Total	$57,463	$65,148
As of December 31, 2013 and December 31, 2012, approximately 17% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 83% and 84%, respectively, were invested in equity securities through these funds.

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
Changes in sales inducement activity are as follows:

	For the years ended December 31,
	2013	2012	2011
Balance, beginning of period	$118	$186	$197
Sales inducements deferred	—	4	6
Amortization—Unlock	(3)	(59)	(4)
Amortization charged to income	(8)	(13)	(13)
Amortization related to business dispositions [1]	(71)	—	—
Balance, end of period	$36	$118	$186
[1] Includes $22 and $49, related to sale of the Company's Retirement Plans and Individual Life businesses, respectively, in the first quarter of 2013. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

10. Debt
Collateralized Advances
The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2013 and 2012, the Company had no advances outstanding under the FHLBB facility.
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
As of December 31, 2013, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2013 rates, either consumer price index plus 102 to 247 basis points, or indexed to the S&P 500, Dow Jones Industrials, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $14 in 2014, $32 in 2015, $18 in 2016, $12 in 2017 and $8 thereafter. For 2013, 2012 and 2011, interest credited to holders of consumer notes was $6, $10 and $15, respectively.
11. Income Tax
Income (loss) from continuing operations before income taxes for the years ended December 31, 2013, 2012 and 2011 included income (loss) from domestic operations of $561, $531 and $(137) , respectively. There was no income (loss) from foreign operations for the years ended December 31, 2013, 2012 and 2011.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2013	2012	2011
Income tax expense (benefit)
Current - U.S. Federal	$(208)	$139	$(206)
Deferred - U.S. Federal Excluding NOL Carryforward	405	(94)	46
U.S. Net Operating Loss Carryforward	(148)	(9)	(163)
Total Deferred	257	(103)	(117)
Income tax expense (benefit)	$49	$36	$(323)
Deferred tax assets (liabilities) include the following as of December 31:

	As of December 31,
Deferred Tax Assets	2013	2012
Tax basis deferred policy acquisition costs	$163	$424
Investment-related items	1,516	1,244
Insurance product derivatives	742	1,092
NOL Carryover	377	225
Minimum tax credit	327	355
Foreign tax credit carryover	44	33
Capital loss carryover	—	5
Other	71	65
Total Deferred Tax Assets	3,240	3,443
Valuation Allowance	—	(53)
Net Deferred Tax Assets	3,240	3,390
Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(650)	(356)
Net unrealized gain on investments	(403)	(1,432)
Employee benefits	(52)	(45)
Depreciable and amortizable assets	(25)	—
Total Deferred Tax Liabilities	(1,130)	(1,833)
Total Deferred Tax Asset	$2,110	$1,557
As of December 31, 2013 and 2012, the deferred tax asset included the expected tax benefit attributable to foreign net operating losses of $0 and $221, which have no expiration. The Company had a current income tax recoverable of $80 as of December 31, 2013 and a current income tax payable of $192 as of December 31, 2012.
If the Company were to follow a “separate entity” approach, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to surplus rather than income. These benefits were $0, $18 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $0 relating mostly to U.S. net operating losses, as of December 31, 2013 and $53, relating mostly to foreign net operating losses, as of December 31, 2012. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carryback years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible and will implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in 2011, the Company released $56, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Tax (continued)

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2011 are expected to conclude in 2015, with no material impact on the consolidated financial condition or results of operations. In addition, in 2011, the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of the dividends-received deduction (DRD) for years 1998, 2000 and 2001. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company’s unrecognized tax benefits are settled with the parent consistent with the terms of a tax sharing agreement.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2013	2012	2011
Tax provision (benefit) at the U.S. federal statutory rate	$196	$186	$(48)
Dividends-received deduction	(135)	(140)	(201)
Foreign related investments	(7)	(9)	(15)
Valuation Allowance	—	—	(56)
Other	(5)	(1)	(3)
Income tax expense (benefit)	$49	$36	$(323)
12. Commitments and Contingencies

Contingencies Relating to Corporate Litigation and Regulatory Matters
Management evaluates each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated liability at the low end of the range of losses.
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
Lease Commitments
The rent paid to Hartford Fire for operating leases was $2, $17 and $19 for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease commitments as of December 31, 2013 are immaterial.

Unfunded Commitments
As of December 31, 2013, the Company has outstanding commitments totaling $253, of which $223 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $27 is largely related to commercial whole loans expected to fund in the first half of 2013. The remaining outstanding commitments are related to various funding obligations associated with private placement securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies (continued)

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
The Company accounts for guaranty fund and other insurance assessments in accordance with Accounting Standards Codification 405-30, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty funds and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2013 and 2012, the liability balance was $21 and $42, respectively. As of December 31, 2013 and 2012, $27 and $27, respectively, related to premium tax offsets were included in other assets. In 2011, the Company recognized $22 for expected assessments related to the Executive Life Company of New York (ELNY) insolvency.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2013, was $844. Of this $844 the legal entities have posted collateral of $945 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $5 to be posted as collateral. Based on derivative market values as of December 31, 2013, a downgrade of two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of December 31, 2013 and 2012, the Company had $54 and $53 of reserves for claim annuities purchased by affiliated entities. For the years ended December 31, 2013, 2012, and 2011, the Company recorded earned premiums of $8, $28, and $12 for these intercompany claim annuities. In 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of HLIC’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of December 31, 2013 and 2012, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK, a wholly owned Japanese subsidiary of Hartford Life, Inc., reinsured to the Company in-force and prospective MVA annuities sold from September 1, 2004 to June 1, 2009. As of December 31, 2013 and 2012, $1.5 billion and $2.1 billion, respectively, of the account value had been assumed by the Company.
HLAI assumed from HLIKK GMDB on covered contracts that have an associated GMIB rider in force on or after July 31, 2006 and GMIB riders issued on or after April 1, 2005. HLAI assumed certain in-force and prospective GMAB, GMIB and GMDB riders issued on or after February 5, 2007 by HLIKK. HLAI assumed certain in-force and prospective GMIB and GMDB riders issued on or after February 1, 2008 by HLIKK. HLAI assumed certain in-force and prospective GMDB riders issued on or after April 1, 2005 by HLIKK.
The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserve which is not reported at fair value. The liability for the assumed GMDB reinsurance was $0 and $22 and the net amount at risk for the assumed GMDB reinsurance was $0.2 billion and $2.7 billion at December 31, 2013 and 2012, respectively.
While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $0.5 billion and $1.8 billion at December 31, 2013 and 2012, respectively.
As of December 31, 2012, HLAI had a reinsurance agreement with Hartford Life Limited, ("HLL"), a wholly owned UK subsidiary of HLAI, that assumed 100% of the risks associated with GMDB and GMWB written by and in-force with HLL as of November 1, 2010. The liability for the assumed GMDB reinsurance was $4 and the net amount at risk for the assumed GMDB reinsurance was $42, as of December 31, 2012. On December 12, 2013, the Company completed the sale of HLIL in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company. For further information concerning this transaction, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Transactions with Affiliates (continued)

While the form of the agreements between HLAI and HLIKK for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability was $4 and $0 at December 31, 2013 and 2012, respectively.
Reinsurance Ceded to Affiliates
HLAI has a modified coinsurance (“modco”) and coinsurance with funds withheld reinsurance agreement with WRR. HLAI cedes to WRR variable annuity contracts, associated riders, and payout annuities written by HLAI; annuity contracts and associated riders assumed by HLAI under unaffiliated reinsurance agreements; GMAB, GMIB riders and GMDB risks assumed by HLAI from HLIKK; and, up until the sale of HLL on December 12, 2013, GMDB and GMWB riders assumed by HLAI from HLL.
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
The impact of this transaction on the Company’s Consolidated Statements of Operations is as follows:

	For the years ended December 31,
	2013	2012	2011
Earned premiums	$(31)	$(58)	$(61)
Net realized gains (losses) [1]	(1,665)	(2,130)	483
Total revenues	(1,696)	(2,188)	422
Benefits, losses and loss adjustment expenses	(8)	(55)	(50)
Insurance operating costs and other expenses	(1,158)	(1,442)	836
Total expenses	(1,166)	(1,497)	786
Loss before income taxes	(530)	(691)	(364)
Income tax benefit	(185)	(242)	(127)
Net loss	$(345)	$(449)	$(237)
[1] Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Consolidated Balance Sheets include a modco reinsurance recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance recoverable, deposit liability and net reinsurance recoverable were $129, $638, $495, respectively, at December 31, 2013 and $1.3 billion, $527, $900, respectively, at December 31, 2012.
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
14. Statutory Results
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Statutory Results (continued)

The statutory net income (loss) and surplus was as follows:

	For the years ended December 31,
	2013	2012	2011
Combined statutory net income (loss)	$1,290	$927	$(669)
Statutory capital and surplus	$5,005	$5,016	$5,920
Statutory accounting practices do not consolidate the net income (loss) of subsidiaries as performed under U.S. GAAP. Therefore, the combined statutory net income (loss) above presents the total statutory net income of the Company and its other insurance subsidiaries to present a comparable statutory net income (loss).
Regulatory Capital Requirements
The Company's and its U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital and surplus, referred to collectively as capital, appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is two times the ACL RBC (“Company Action Level”). The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level (known as the RBC ratio). The Company and all of its operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. In aggregate, the Company and its domestic life insurance subsidiaries maintain an RBC ratio for the group in excess of 400% of Company Action Level as of December 31, 2013 and 2012. The reporting of RBC ratios is not intended for the purpose of ranking any company or for use in connection with any marketing, advertising of promotional activities.
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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $1 billion in dividends in 2014 without prior approval from the applicable insurance commissioner. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $919 in 2014. However, because the Company’s earned surplus is negative as of December 31, 2013, the Company will not be permitted to pay any dividends to its parent in 2014 without prior approval from the Connecticut Insurance Commissioner until such time as earned surplus becomes positive. On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department to receive a $1.1 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries, and to pay a $1.2 billion extraordinary dividend to its parent company. These dividends were received and paid on February 22, 2013.
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
Defined benefit pension expense/(income), postretirement health care and life insurance benefits expense/(income) allocated by The Hartford to the Company, was $(1), $(3) and $45 for the years ended December 31, 2013, 2012 and 2011, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. The Hartford's contributions include a non-elective contribution of 2% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Hartford also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the same level of contributions, with respect to employee compensation in excess of the limit that can be recognized under the tax-qualified Investment and Savings Plan. Eligible compensation includes overtime and bonuses but is limited to a total, for the Investment and Savings Plan and Excess Savings Plan combined, of $1 annually.
Prior to January 1, 2013, the contributions were matched, up to 3.0% of base salary. In 2012, employees who had earnings of less than $110 thousand also received a contribution of 1.5% of base salary and employees whose prior year earnings were more than $110 thousand received a contribution of 0.5% of base salary. The cost to Hartford Life for this plan was approximately $7, $10 and $9 for the years ended December 31, 2013, 2012 and 2011, respectively.
16. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense of $11, $32 and $14 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $4, $11 and $5 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company did not capitalize the cost of stock-based compensation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Discontinued Operations
On December 12, 2013, the Company completed the sale of HLIL, an indirect wholly-owned subsidiary of the Company. For further information regarding the sale of HLIL, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
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
The Company does not expect these transactions to have a material impact on the Company’s future earnings. The results of operations reflected as discontinued operations in the Consolidated Statements of Operations, consisting of amounts related to HLIL and the Company's Mutual Funds business, are as follows:

	For the years ended December 31,
	2013	2012	2011
Revenues
Earned Premiums	$(23)	$—	$—
Fee income and other	14	563	609
Net investment income (loss)
Securities available-for-sale and other	(3)	10	8
Equity securities, trading	139	201	(14)
Total net investment income (loss)	136	211	(6)
Net realized capital gains (losses)	(14)	68	78
Total revenues	113	842	681
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2	—	(1)
Benefits, losses and loss adjustment expenses - returns credited on international variable annuity	139	201	(14)
Amortization of DAC	—	35	47
Insurance operating costs and other expenses	(33)	410	541
Goodwill impairment	—	149	—
Total benefits, losses and expenses	108	795	573
Income (loss) before income taxes	5	47	108
Income tax expense (benefit)	(5)	(14)	50
Income (loss) from operations of discontinued operations, net of tax	10	61	58
Net realized capital losses on disposal, net of tax	(51)	—	—
Income (loss) from discontinued operations, net of tax	$(41)	$61	$58

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Restructuring and Other Costs
As a result of a strategic business realignment announced in 2012, The Hartford is currently focusing on its Property & Casualty, Group Benefits and Mutual Funds businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 24 months. For further discussion of the Company's strategic business realignment and related business disposition transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through December 31, 2013. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to December 31, 2013, and asset impairment charges, if any, will be expensed as appropriate.
In 2013, The Hartford initiated a plan to consolidate its real estate operations in Connecticut, including the intention to exit certain facilities and relocate employees. The consolidation of real estate in Connecticut is consistent with The Hartford's strategic business realignment and follows the completion of sales of the Retirement Plans and Individual Life businesses. Asset related charges will be incurred over the remaining estimated useful life of facilities, and relocation and other maintenance charges will be recognized as incurred.
Restructuring and other costs are expected to approximate $147, pre-tax. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Restructuring and other costs, pre-tax incurred by the Company in connection with these activities are as follows:

	For the years ended December 31,
	2013	2012
Severance benefits and related costs	$7	$93
Professional fees	15	23
Asset impairment charges	5	4
Total restructuring and other costs	$27	$120
There were no restructuring and other costs incurred by the Company in 2011.
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Consolidated Balance Sheets are as follows:

	For the year ended December 31, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$31	$—	$—	$31
Accruals/provisions	7	15	5	27
Payments/write-offs	(37)	(15)	(5)	(57)
Balance, end of period	$1	$—	$—	$1

	For the year ended December 31, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$—	$—	$—	$—
Accruals/provisions	93	23	4	120
Payments/write-offs	(62)	(23)	(4)	(89)
Balance, end of period	$31	$—	$—	$31

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Changes in and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI, net of tax and DAC, by component consist of the following:
For the year ended December 31, 2013

	Net Unrealized Gain on Securities	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$1,752	$258	$(23)	$1,987
OCI before reclassifications	(352)	(94)	23	(423)
Amounts reclassified from AOCI	(905)	(85)	—	(990)
Net OCI	(1,257)	(179)	23	(1,413)
Ending balance	$495	$79	$—	$574

For the year ended December 31, 2012

	Net Unrealized Gain on Securities	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$632	$368	$(47)	953
OCI before reclassifications	1,084	6	24	1,114
Amounts reclassified from AOCI	36	(116)	—	(80)
Net OCI	1,120	(110)	24	1,034
Ending balance	$1,752	$258	$(23)	$1,987

For the year ended December 31, 2011

	Net Unrealized Gain on Securities	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$(542)	$265	$(45)	(322)
OCI before reclassifications	1,223	156	(2)	1,377
Amounts reclassified from AOCI	(49)	(53)	—	(102)
Net OCI	1,174	103	(2)	1,275
Ending balance	$632	$368	$(47)	$953

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	Affected Line Item in the Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$1,392	$(55)	$75	Net realized capital gains (losses)
	1,392	(55)	75	Total before tax
	487	(19)	26	Income tax expense
	$905	$(36)	$49	Net income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps [2]	$70	$85	$6	Net realized capital gains (losses)
Interest rate swaps	57	97	77	Net investment income
Foreign currency swaps	4	(4)	(1)	Net realized capital gains (losses)
	131	178	82	Total before tax
	46	62	29	Income tax expense
	$85	$116	$53	Net income
Total amounts reclassified from AOCI	$990	$80	$102	Net income
[1]    Includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.
[2]    Includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

20. Subsequent Event
During 2013, The Hartford initiated a plan to make HLA the single nationwide underwriting company for its Group Benefits business by capitalizing it to support the Group Benefits business and separating it from the legal entities that support its Talcott Resolution operating segment. On January 30, 2014, The Hartford received approval from the State of Connecticut Insurance Department ("CTDOI") to dividend approximately $800 of cash and invested assets from HLAI and the Company to HLA and then distribute those subsidiaries From HLA to HLI.
21. Quarterly Results (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$2,267	$198	$229	$2,110	$804	$1,170	$335	$626
Total benefits, losses and expenses	1,754	(60)	271	2,014	550	948	519	671
Income (loss) from continuing operations, net of tax	367	202	11	93	202	173	(68)	27
Income (loss) from discontinued operations, net of tax	19	86	(46)	(6)	(1)	30	(13)	(49)
Net income (loss)	386	288	(35)	87	201	203	(81)	(22)
Less: Net income (loss) attributable to the noncontrolling interest	6	(1)	—	—	—	—	—	3
Net income (loss) attributable to Hartford Life Insurance Company	$380	$289	$(35)	$87	$201	$203	$(81)	$(25)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN AFFILIATES
($ in millions)

	As of December 31, 2013
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$3,714	$3,728	$3,728
States, municipalities and political subdivisions	988	965	965
Foreign governments	1,267	1,177	1,177
Public utilities	3,368	3,579	3,579
All other corporate bonds	12,545	13,338	13,338
All other mortgage-backed and asset-backed securities	5,306	5,376	5,376
Total fixed maturities, available-for-sale	27,188	28,163	28,163
Fixed maturities, at fair value using fair value option	901	791	791
Total fixed maturities	28,089	28,954	28,954
Equity securities
Common stocks
Industrial, miscellaneous and all other	241	254	254
Non-redeemable preferred stocks	121	118	118
Total equity securities, available-for-sale	362	372	372
Equity securities, trading	10	12	12
Total equity securities	372	384	384
Mortgage loans	3,470	3,519	3,470
Policy loans	1,416	1,476	1,416
Investments in partnerships and trusts	1,329	1,329	1,329
Futures, options and miscellaneous	927	270	270
Short-term investments	1,960	1,952	1,952
Total investments	$37,563	$37,884	$37,775

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2013
Life insurance in force	$318,652	$241,684	$815	$77,783	1%
Insurance revenues
Life insurance and annuities	$3,238	$1,714	$13	$1,537	1%
Accident and health insurance	264	155	—	109	—%
Total insurance revenues	$3,502	$1,869	$13	$1,646	1%
For the year ended December 31, 2012
Life insurance in force	$355,164	$151,982	$781	$203,963	—%
Insurance revenues
Life insurance and annuities	$3,441	$517	$8	$2,932	—%
Accident and health insurance	298	181	—	117	—%
Total insurance revenues	$3,739	$698	$8	$3,049	—%
For the year ended December 31, 2011
Life insurance in force	$316,817	$130,029	$1,941	$188,729	1%
Insurance revenues
Life insurance and annuities	$3,842	$531	$13	$3,324	—%
Accident and health insurance	305	202	—	103	—%
Total insurance revenues	$4,147	$733	$13	$3,427	—%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/ Other	Balance December 31,
2013
Valuation allowance on deferred tax asset	$53	$—	$—	$(53)	$—
Valuation allowance on mortgage loans	14	2	—	(4)	12
2012
Valuation allowance on deferred tax asset	78	(25)	—	—	53
Valuation allowance on mortgage loans	23	(4)	—	(5)	14
2011
Valuation allowance on deferred tax asset	131	(53)	—	—	78
Valuation allowance on mortgage loans	62	(25)	—	(14)	23

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Date: February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Beth A. Bombara	President and Director	February 28, 2014
Beth A. Bombara

/s/ Peter F. Sannizzaro	Senior Vice President and Principal Accounting Officer	February 28, 2014
Peter F. Sannizzaro

/s/ Mark Niland	Senior Vice President and Director	February 28, 2014
Mark Niland

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

3.02	Amended By-Laws of Hartford Life Insurance Company, effective July 31, 2007, (incorporated herein by reference to Exhibit 3.02 to the Company’s Form 10-K for the year ended December 31, 2004).

4.01	Restated Certificate of Incorporation and By-Laws of Hartford Life Insurance Company (incorporated by reference as indicated in Exhibits 3.01 and 3.02 hereto, respectively).

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