Form 10-Q
period 2014-03-31
HARTFORD LIFE INSURANCE CO
filed 2014-05-02
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of May 2, 2014, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2013 Form 10-K Annual Report. These important risks and uncertainties include:

•
challenges related to the Company's current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns or other potentially adverse macroeconomic developments on the attractiveness of our products, the returns in our investment portfolios and the hedging costs associated with the our variable annuities business;

•
the risks, challenges and uncertainties associated with the strategic realignment of The Hartford Financial Services Group, Inc. ("The Hartford") to focus on its property and casualty, group benefits and mutual fund businesses;

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

•
the cost and other effects of increased regulation as a result of the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the potential effect of other domestic and foreign regulatory developments, including those that could adversely impact the Company’s operating costs and required capital levels;

•	unfavorable judicial or legislative developments;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of March 31, 2014, and the related condensed consolidated statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2014 (except for Note 20, as to which the date is April 25, 2014), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 2, 2014

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,

(In millions)	2014	2013
	(Unaudited)
Revenues
Fee income and other	$317	$353
Earned premiums	(123)	39
Net investment income:
Securities available-for-sale and other	407	432
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(8)	(17)
OTTI losses recognized in other comprehensive income	1	4
Net OTTI losses recognized in earnings	(7)	(13)
Net realized capital gains on business dispositions	—	1,560
Other net realized capital losses	(99)	(104)
Total net realized capital gains (losses)	(106)	1,443
Total revenues	495	2,267
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	254	456
Amortization of deferred policy acquisition costs and present value of future profits	32	44
Insurance operating costs and other expenses	166	(243)
Reinsurance loss on dispositions, including reduction in goodwill of $250 in 2013	—	1,492
Dividends to policyholders	(1)	5
Total benefits, losses and expenses	451	1,754
Income from continuing operations before income taxes	44	513
Income tax expense (benefit)	(13)	146
Income from continuing operations, net of tax	57	367
Income from discontinued operations, net of tax	—	19
Net income	57	386
Net income attributable to noncontrolling interest	1	6
Net income attributable to Hartford Life Insurance Company	$56	$380
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,

(In millions)	2014	2013
	(Unaudited)
Comprehensive Income
Net income	$57	$386
Other comprehensive income (loss):
Change in net unrealized gain/loss on securities	315	(792)
Change in net gain/loss on cash-flow hedging instruments	(2)	(76)
Change in foreign currency translation adjustments	(1)	(41)
Total other comprehensive income/(loss)	312	(909)
Total comprehensive income/(loss)	369	(523)
Less: comprehensive income attributable to noncontrolling interest	$1	6
Total comprehensive income/(loss) attributable to Hartford Life Insurance Company	$368	(529)
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $25,971 and $27,188) (includes variable interest entity assets, at fair value, of $8 and $12)	$27,529	$28,163
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $125 and $131)	917	791
Equity securities, trading, at fair value (cost of $11 and $10)	12	12
Equity securities, available-for-sale, at fair value (cost of $306 and $362)	315	372
Mortgage loans (net of allowance for loan losses of $12 and $12)	3,315	3,470
Policy loans, at outstanding balance	1,425	1,416
Limited partnerships, and other alternative investments (includes variable interest entity assets of $3 and $4)	1,343	1,329
Other investments	176	270
Short-term investments (includes variable interest entity assets, of $12 as of March 31, 2014)	2,086	1,952
Total investments	37,118	37,775
Cash	599	446
Premiums receivable and agents’ balances	32	33
Reinsurance recoverables	19,671	19,794
Deferred policy acquisition costs and present value of future profits	648	689
Deferred income taxes, net	1,909	2,110
Other Assets	892	994
Separate account assets	138,480	140,874
Total assets	$199,349	$202,715
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$13,028	$12,874
Other policyholder funds and benefits payable	36,063	36,856
Other liabilities (including variable interest entity liabilities of $30 and $35)	3,966	3,872
Separate account liabilities	138,480	140,874
Total liabilities	191,537	194,476
Commitments and Contingencies (Note 9)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	6,164	6,959
Accumulated other comprehensive income, net of tax	886	574
Retained earnings	756	700
Total stockholder’s equity	7,812	8,239
Total liabilities and stockholder’s equity	$199,349	$202,715
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Stockholder’s Equity
	(Unaudited)
Three Months Ended March 31, 2014
Balance, beginning of period	$6	$6,959	$574	$700	$—	$8,239
Capital contributions to parent		(795)	—			(795)
Net income				56	1	57
Change in non-controlling interest ownership					(1)	(1)
Total other comprehensive income			312			312
Balance, end of period	$6	$6,164	$886	$756	$—	$7,812

Three Months Ended March 31, 2013
Balance, beginning of period	$6	$8,155	$1,987	$235	$—	$10,383
Capital contributions to parent		(1,196)				(1,196)
Dividends declared				(1)		(1)
Net income				380	6	386
Change in non-controlling interest ownership					(6)	(6)
Total other comprehensive loss			(909)			(909)
Balance, end of period	$6	$6,959	$1,078	$614	$—	$8,657

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2014	2013
	(Unaudited)
Operating Activities
Net income	$57	$386
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	32	44
Additions to deferred policy acquisition costs and present value of future profits	(5)	(2)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	62	(54)
Reinsurance recoverables	(114)	(5)
Receivables and other assets	78	(66)
Payables and accruals	592	(480)
Accrued and deferred income taxes	21	660
Net realized capital (gains) losses	106	(1,434)
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	—	(75)
Net decrease in equity securities, trading	—	74
Reinsurance loss on dispositions	—	1,492
Depreciation and amortization	3	18
Other, net	49	(249)
Net cash provided by operating activities	881	309
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	3,115	3,827
Fixed maturities, fair value option	55	49
Equity securities, available-for-sale	43	48
Mortgage loans	62	106
Partnerships	25	22
Payments for the purchase of:
Fixed maturities, available-for-sale	(2,425)	(3,357)
Fixed maturities, fair value option	(167)	(31)
Equity securities, available-for-sale	(8)	(45)
Mortgage loans	(34)	(30)
Partnerships	(16)	(29)
Proceeds from business sold	—	460
Change in derivatives, net	74	(742)
Change in policy loans, net	9	(6)
Change in short-term investments, net	(159)	1,187
Change in all other, net	(2)	(35)
Net cash provided by investing activities	572	1,424
Financing Activities
Deposits and other additions to investment and universal life-type contracts	933	2,215
Withdrawals and other deductions from investment and universal life-type contracts	(5,008)	(6,590)
Net transfers from separate accounts related to investment and universal life-type contracts	3,569	4,082
Net (decrease) increase in securities loaned or sold under agreements to repurchase	—	(274)
Capital contributions	(795)	(1,211)
Fee to recapture affiliate reinsurance	—	(347)
Net repayments at maturity or settlement of consumer notes	(6)	(29)
Net cash used for financing activities	(1,307)	(2,154)
Foreign exchange rate effect on cash	7	(1)
Net increase (decrease) in cash	153	(422)
Cash — beginning of period	446	1,342
Cash — end of period	$599	$920
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$(38)	$(4)
Noncash capital contributions received	(2)	—

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “Company”, “we” or “our”) is a provider of insurance and investment products in the United States (“U.S.”) and is a wholly-owned subsidiary of Hartford Life, Inc., a Delaware corporation ("HLI"). The Hartford Financial Services Group, Inc. (“The Hartford”) is the ultimate parent of the Company.
Effective March 3, 2014, The Hartford made Hartford Life and Accident Insurance Company ("HLA") the single nationwide underwriting company for its Group Benefits business by capitalizing HLA to support the Group Benefits business and separating it from the legal entities that support The Hartford's Talcott Resolution operating segment. On January 30, 2014, The Hartford received approval from the CTDOI for Hartford Life and Annuity Insurance Company ("HLAI"), a wholly owned subsidiary of the Company, and the Company to dividend approximately $800 of cash and invested assets to HLA and this dividend was paid on February 27, 2014.   All of the issued and outstanding equity of the Company was then distributed from HLA to Hartford Life, Inc.
On January 1, 2013, HLI completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 HLI completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. ("Prudential"). On December 12, 2013, the Company completed the sale of the U.K variable annuity business of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary. As a result of this transaction, the operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations as further discussed in Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements. For further discussion of these and other such transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2013 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. The accompanying Condensed Consolidated Financial Statements and Notes as of March 31, 2014, and for the three months ended March 31, 2014 and 2013 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2013 Form 10-K Annual Report.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of HLIC, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. For further discussions on VIEs, see Note 4 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. All intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.
Discontinued Operations
The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company presents the operations of businesses that meet these criteria as discontinued operations in the Condensed Consolidated Financial Statements. Accordingly, operating results for prior periods are retrospectively reclassified. For information on the specific businesses and related impacts, see Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

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
Future Adoption of New Accounting Standard

Reporting Discontinued Operations
In April 2014, the FASB issued updated guidance on reporting discontinued operations. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The updated guidance is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The Company will apply the guidance to new disposals and operations newly classified as held for sale beginning first quarter of 2015, with no effect on existing reported discontinued operations. The effect on the Company’s future results of operations or financial condition will depend on the nature of future disposal transactions.
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended March 31,
	2014	2013
Tax expense at the U.S. federal statutory rate	$15	$180
Dividends received deduction	(26)	(32)
Foreign related investments	—	(5)
Other	(2)	3
Income tax expense (benefit)	$(13)	$146
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

The Company or one or more of subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude in the second half of 2015. The 2010-2011 audit commenced in the fourth quarter of 2012 and is expected to conclude by the end of 2015. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years. The Company records a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. There was no deferred tax asset valuation allowance as of March 31, 2014 and December 31, 2013. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Hartford Life International Limited ("HLIL")
On December 12, 2013, The Company completed the sale of HLIL, an indirect wholly-owned subsidiary of the Company, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited ("HLL"), a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $51 upon disposition in the year ended December 31, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see note Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
Sale of Retirement Plans
On January 1, 2013, HLI completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax gain of $45 for the year ended December 31, 2013. The Company recognized $565 in reinsurance loss on disposition including a reduction in goodwill of $87, offset by $634 in realized capital gains for a $69 impact to income, pre-tax.
Upon closing, the Company reinsured $9.2 billion of policyholder liabilities and $26.3 billion of separate account liabilities under an indemnity reinsurance arrangement with MassMutual. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Retirement Plans business. The Company also transferred invested assets with a carrying value of $9.3 billion, net of the ceding commission, to MassMutual and recognized other non-cash decreases in assets totaling $100 relating to deferred acquisition costs, deferred income taxes, goodwill, and other assets associated with the disposition. The Company will continue to sell retirement plans during a transition period and MassMutual will assume all expenses and risk for these sales through the reinsurance agreement.
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
Upon closing the Company reinsured $8.3 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability under the Individual Life business. The Company also transferred invested assets with a carrying value of $7.6 billion, exclusive of $1.4 billion assets supporting the modified coinsurance agreement, net of cash transferred in place of short-term investments, to Prudential and recognized other non-cash decreases in assets totaling $1.8 billion relating to deferred acquisition costs, deferred income taxes, goodwill and other assets, and other non-cash decreases in liabilities totaling $1.9 billion relating to other liabilities associated with the disposition. The Company will continue to sell life insurance products and riders during a transition period and Prudential will assume all expenses and risk for these sales through the reinsurance agreement.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions (continued)
Composition of Invested Assets Transferred
The following table summarizes invested assets transferred by the Company in January 2013 in connection with the sale of the Retirement Plans and Individual Life businesses.

As of
December 31, 2012
Carrying Value
Fixed maturities, at fair value (amortized cost of $13,596) [1]	$15,015
Equity securities, AFS, at fair value (cost of $27) [2]	28
Fixed maturities, at fair value using the FVO [3]	16
Mortgage loans (net of allowances for loan losses of $1)	1,288
Policy loans, at outstanding balance	542
Total invested assets transferred	$16,889
[1] Includes $14.4 billion and $657 of securities in level 2 and 3 of the fair value hierarchy, respectively.
[2] All equity securities transferred are included in level 2 of the fair value hierarchy.
[3] All FVO securities transferred are included in level 3 of the fair value hierarchy.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. For the three months ended March 31, 2014 and 2013 transfers from Level 1 to Level 2 were $1.1 billion and $78, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,032	$—	$997	$35
CDOs	1,275	—	826	449
CMBS	2,168	—	1,859	309
Corporate	17,042	—	16,274	768
Foreign government/government agencies	941	—	911	30
Municipal	990	—	939	51
RMBS	2,359	—	1,552	807
U.S. Treasuries	1,722	105	1,617	—
Total fixed maturities	27,529	105	24,975	2,449
Fixed maturities, FVO	917	—	727	190
Equity securities, trading	12	12	—	—
Equity securities, AFS	315	171	92	52
Derivative assets
Credit derivatives	25	—	15	10
Foreign exchange derivatives	(44)	—	(44)	—
Interest rate derivatives	(22)	—	(22)	—
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	55	—	(10)	65
U.S. macro hedge program	83	—	—	83
International program hedging instruments	72	—	56	16
Total derivative assets [1]	169	—	(5)	174
Short-term investments	2,086	197	1,889	—
Limited partnerships and other alternatives [2]	459	—	402	57
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	(529)	—	(20)	(509)
Separate account assets [3]	137,026	97,801	38,463	762
Total assets accounted for at fair value on a recurring basis	$167,984	$98,286	$66,523	$3,175
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(536)	$—	$—	$(536)
Equity linked notes	(19)	—	—	(19)
Total other policyholder funds and benefits payable	(555)	—	—	(555)
Derivative liabilities
Credit derivatives	(14)	—	(5)	(9)
Equity derivatives	19	—	17	2
Foreign exchange derivatives	(307)	—	(307)	—
Interest rate derivatives	(333)	—	(333)	—
U.S. GMWB hedging instruments	46	—	(12)	58
U.S. macro hedge program	50	—	—	50
International program hedging instruments	(24)	—	32	(56)
Total derivative liabilities [4]	(563)	—	(608)	45
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,120)	$—	$(608)	$(512)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,129	$—	$1,021	$108
CDOs	1,448	—	1,020	428
CMBS	2,347	—	1,987	360
Corporate	16,917	—	16,127	790
Foreign government/government agencies	1,177	—	1,139	38
Municipal	965	—	916	49
RMBS	2,431	—	1,633	798
U.S. Treasuries	1,749	1,077	672	—
Total fixed maturities	28,163	1,077	24,515	2,571
Fixed maturities, FVO	791	—	613	178
Equity securities, trading	12	12	—	—
Equity securities, AFS	372	207	114	51
Derivative assets
Credit derivatives	9	—	11	(2)
Foreign exchange derivatives	14	—	14	—
Interest rate derivatives	(57)	—	(57)	—
U.S. GMWB hedging instruments	26	—	(42)	68
U.S. macro hedge program	109	—	—	109
International program hedging instruments	171	—	173	(2)
Total derivative assets [1]	272	—	99	173
Short-term investments	1,952	228	1,724	—
Limited partnerships and other alternative investments [2]	468	—	414	54
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	(398)	—	67	(465)
Separate account assets [3]	138,482	99,917	37,828	737
Total assets accounted for at fair value on a recurring basis	$170,114	$101,441	$65,374	$3,299
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(576)	$—	$—	$(576)
Equity linked notes	(18)	—	—	(18)
Total other policyholder funds and benefits payable	(594)	—	—	(594)
Derivative liabilities
Credit derivatives	11	—	7	4
Equity derivatives	18	—	16	2
Foreign exchange derivatives	(382)	—	(382)	—
Interest rate derivatives	(319)	—	(295)	(24)
U.S. GMWB hedging instruments	15	—	(63)	78
U.S. macro hedge program	30	—	—	30
International program hedging instruments	(198)	—	(139)	(59)
Total derivative liabilities [4]	(825)	—	(856)	31
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,421)	$—	$(856)	$(565)

[1]
Includes over-the-counter("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of March 31, 2014 and December 31, 2013, $109 and $120, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	As of March 31, 2014 and December 31, 2013, excludes approximately $1.5 billion and $2.4 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative market value position (derivative liability) after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. In the Level 3 roll forward table included below in this Note, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

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
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the valuation committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.

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
AFS Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

The Securities Working Group performs an ongoing analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. As a part of this analysis, the Company considers trading volume, new issuance activity and other factors to determine whether the market activity is significantly different than normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly and approved by the Valuation Committee. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3-5%, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2014 and December 31, 2013, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies—Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging market economies.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading – Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

•	Limited partnerships and other alternative investments — Primary inputs include a NAV for investment companies with no redemption restrictions as reported on their U.S. GAAP financial statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by sub-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include certain limited partnerships and other alternative investments measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above; but also include equity and interest rate volatility and swap yield curves beyond observable limits.

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value.

	As of March 31, 2014
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$309	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	98bps	2,439bps	317bps	Decrease
Corporate [3]	447	Discounted cash flows	Spread	118bps	697bps	267bps	Decrease
Municipal [3]	30	Discounted cash flows	Spread	189bps	189bps	189bps	Decrease
RMBS	807	Discounted cash flows	Spread	58bps	1,763bps	213bps	Decrease
			Constant prepayment rate	0.0%	10.0%	3.0%	Decrease [4]
			Constant default rate	1.0%	22.0%	7.0%	Decrease
			Loss severity	—%	100.0%	79.0%	Decrease
	As of December 31, 2013
CMBS	$360	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99bps	2,511bps	446bps	Decrease
Corporate [3]	398	Discounted cash flows	Spread	119bps	5,594bps	332bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184bps	184bps	184bps	Decrease
RMBS	798	Discounted cash flows	Spread	62bps	1,748bps	245bps	Decrease
			Constant prepayment rate	0.0%	10.0%	3.0%	Decrease [4]
			Constant default rate	1.0%	22.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of March 31, 2014
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
U.S. GMWB hedging instruments
Equity options	52	Option model	Equity volatility	20%	30%	Increase
Customized swaps	71	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	133	Option model	Equity volatility	23%	34%	Increase
International hedging program [2]
Equity options	(68)	Option model	Equity volatility	28%	36%	Increase
Long interest rate swaptions	61	Option model	Interest rate volatility	—%	3%	Increase
	As of December 31, 2013
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4%	4%	Increase
U.S. GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International hedging program [2]
Equity options	(66)	Option model	Equity volatility	29%	37%	Increase
Short interest rate swaptions	(12)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	48	Option model	Interest rate volatility	1%	1%	Increase

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Level 3 international program hedging instruments excludes those for which the Company bases fair value on broker quotations.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, March 31, 2014, no significant adjustments were made by the Company to broker prices received.
As of March 31, 2014 and December 31, 2013, excluded from the tables above are limited partnerships and other alternative investments which total $57 and $54, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Product Derivatives
The Company formerly offered and subsequently reinsured certain variable annuity products with GMWB riders in the U.S. The Company has also assumed, through reinsurance from Hartford Life Insurance KK (“HLIKK”). GMIB, GMWB and GMAB riders. The Company has subsequently ceded certain GMWB rider liabilities and the assumed reinsurance from HLIKK to an affiliated captive reinsurer. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced a specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contract holder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds. The notional value of the embedded derivative is the GRB.
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
Effective April 1, 2014, HLAI, terminated its reinsurance agreement with an affiliated captive reinsurer and recaptured all reinsurance risks. For further information regarding this reinsurance agreement, see Note 11 -Transactions with Affiliates and Note - 15 - Subsequent Events of Notes to Condensed Consolidated Financial Statements .
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Best Estimate
Claim Payments
The Best Estimate Claim Payments are calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process is used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables –including expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and assumptions about policyholder behavior which emerge over time.
At each valuation date, the Company assumes expected returns based on:

•	risk-free rates as represented by the Eurodollar futures, LIBOR deposits and swap rates to derive forward curve rates;

•	market implied volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data;

•	correlations of historical returns across underlying well known market indices based on actual observed returns over the ten years preceding the valuation date; and

•	three years of history for fund indexes compared to separate account fund regression.
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. The Company continually monitors policyholder behavior assumptions in response to initiatives intended to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled as nonperformance risk. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three months ended March 31, 2014 and 2013, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains/(losses) of $38 and $248, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of$0 and $1 for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013 the behavior risk margin was $30 and $32, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains/(losses) of approximately $4 and $2 for the three months ended March 31, 2014 and 2013, respectively.

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

Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization[2]	20%	100%	Increase
Withdrawal Rates [2]	—%	8%	Increase
Annuitization utilization [3]	—%	100%	Increase
Lapse Rates [4]	—%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	10%	50%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Ranges represent assumed cumulative percentages of policyholders taking withdrawals and the annual amounts withdrawn.

[3]	For reinsurance associated with Japan GMIB, range represents assumed cumulative percentages of policyholders annuitizing variable annuity contracts.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ended March 31, 2014, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2014	$108	$428	$360	$790	$38	$49	$798	$2,571	$178
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	—	8	(4)	(1)	—	(1)	2	9
Included in OCI [3]	2	—	(6)	18	3	2	9	28	—
Purchases	—	—	1	24	—	—	87	112	5
Settlements	—	(11)	(25)	2	(2)	—	(31)	(67)	(1)
Sales	(3)	(9)	(22)	(34)	(8)	—	(47)	(123)	(1)
Transfers into Level 3 [4]	—	48	—	30	—	—	—	78	—
Transfers out of Level 3 [4]	(72)	(7)	(7)	(58)	—	—	(8)	(152)	—
Fair value as of March 31, 2014	$35	$449	$309	$768	$30	$51	$807	$2,449	$190
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$—	$—	$1	$(6)	$(1)	$—	$—	$(6)	$9

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other derivative contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$51	$2	$2	$(24)	$146	$139	$(61)	$—	$204
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1)	(1)	—	—	(34)	(10)	12	—	(33)
Included in OCI [3]	2	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	5	4	9	—	18
Settlements	—	—	—	—	6	—	—	—	6
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	24	—	—	—	—	24
Fair value as of March 31, 2014	$52	$1	$2	$—	$123	$133	$(40)	$—	$219
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$(1)	$(1)	$—	$(1)	$(50)	$(10)	$17	$—	$(45)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2014	$54	$(465)	$737
Transfers to assets held for sale	—	—	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	4	(107)	5
Included in OCI [3]	—	—	—
Purchases	16	—	130
Settlements	(12)	63	(1)
Sales	—	—	(86)
Transfers into Level 3 [4]	—	—	3
Transfers out of Level 3 [4]	(5)	—	(26)
Fair value as of March 31, 2014	$57	$(509)	$762
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$4	$(107)	$5

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(576)	$(18)	$(594)	$(2)
Transfers to liabilities held for sale	—	—	—	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	74	(1)	73	—
Included in OCI [3]	—	—	—	—
Settlements	(34)	—	(34)	—
Fair value as of March 31, 2014	$(536)	$(19)	$(555)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$74	$(1)	$73	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

The tables below provide a fair value roll forward for the three months ended March 31, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(3)	(11)	(2)	16	1	—	29	30	14
Included in OCI [3]	22	36	13	(8)	(1)	1	15	78	—
Purchases	14	1	—	18	10	—	13	56	6
Settlements	(3)	(21)	(14)	(58)	(1)	—	(32)	(129)	(1)
Sales	(34)	(186)	(60)	(255)	(6)	(38)	(192)	(771)	(18)
Transfers into Level 3 [4]	—	23	21	56	—	—	—	100	2
Transfers out of Level 3 [4]	(9)	—	—	(13)	(2)	—	—	(24)	(1)
Fair value as of March 31, 2013	$225	$565	$490	$1,096	$35	$132	$966	$3,509	$201
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$(4)	$—	$(2)	$(2)	$—	$—	$—	$(8)	$35

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$55	$(388)	$43	$(91)	$756	$180	$(55)	$445
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(4)	49	(12)	1	(159)	(98)	(79)	(298)
Included in OCI [3]	6	—	—	—	—	—	—	—
Purchases	—	—	24	1	19	—	15	59
Settlements	—	59	—	—	—	—	17	76
Sales	(2)	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	31	—	—	—	31
Fair value as of March 31, 2013	$55	$(280)	$55	$(58)	$616	$82	$(102)	$313
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$(3)	$25	$(10)	$1	$(159)	$(98)	$(51)	$(292)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6][8]	Separate Accounts
Fair value as of January 1, 2013	$1,081	$583
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(573)	15
Purchases	—	255
Settlements	84	—
Sales	—	(26)
Transfers into Level 3 [4]	—	—
Transfers out of Level 3 [4]	—	(4)
Fair value as of March 31, 2013	$592	$823
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$(573)	$8

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7][8]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2013	$(3,119)	$(8)	$(3,127)	$(29)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	937	(2)	935	(14)	—
Settlements	(22)	—	(22)	—	—
Fair value as of March 31, 2013	$(2,204)	$(10)	$(2,214)	$(43)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$937	$(2)	$935	$(14)	$—

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

[6]
Includes fair value of reinsurance recoverables of approximately $539 and $435 as of March 31, 2014 and 2013, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information.

[7]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[8]
As of March 31, 2013, ($111) and $135 were inappropriately presented as Included in OCI within the Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB and GMAB and Guaranteed Living Benefits, respectively. Amounts have been rescheduled to Included in Net Income. This change in presentation of this disclosure had no impact on the Company's net income or OCI.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Fair Value Option
The Company holds fair value option investments . Also included are foreign government securities that align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Also included are securities that contain an embedded credit derivative with underlying credit risk primarily related to corporate bonds and commercial real estate. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The Company also elected the fair value option for certain investments held within consolidated VIE investment funds. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2014	2013
Assets
Fixed maturities, FVO
Corporate	$1	$(9)
CRE CDOs	9	9
Foreign government	9	(48)
RMBS	1	—
Total realized capital gains (losses)	$20	$(48)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	March 31, 2014	December 31, 2013
Assets
Fixed maturities, FVO
ABS	$12	$3
Corporate	90	84
CDO	176	167
CMBS	11	8
Foreign government	563	494
Municipals	2	1
RMBS	61	9
U.S. Government	2	25
Total fixed maturities, FVO	$917	$791

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,425	1,474	1,416	1,476
Mortgage loans	Level 3	3,315	3,383	3,470	3,519
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	8,703	8,949	8,955	9,153
Consumer notes [2]	Level 3	76	76	82	82

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2013.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan duration.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments
Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2014	2013
Gross gains on sales [1]	$108	$1,613
Gross losses on sales	(104)	(54)
Net OTTI losses recognized in earnings	(7)	(13)
Valuation allowances on mortgage loans	—	1
Japanese fixed annuity contract hedges, net [2]	(9)	3
Periodic net coupon settlements on credit derivatives/Japan	5	(3)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	15	47
U.S. macro hedge program	(10)	(85)
Total U.S. program	5	(38)
International Program [3]	(23)	(83)
Total results of variable annuity hedge program	(18)	(121)
GMIB/GMAB/GMWB reinsurance	51	337
Coinsurance and modified coinsurance reinsurance contracts	(130)	(399)
Other, net [4]	(2)	79
Net realized capital gains (losses), before-tax	$(106)	$1,443

[1]	Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses for the three months ended March 31, 2013.

[2]
Includes for the three months ended March 31, 2014 and 2013, transactional foreign currency re-valuation related to the Japan fixed annuity product of $(30) and $151, respectively, as well as the change in value related to the derivative hedging instruments and the Japan government FVO securities of $21 and $(148), respectively.

[3]	Includes $3 and $(33) of transactional foreign currency re-valuation for the three months ended March 31, 2014 and 2013, respectively.

[4]
For the three months ended March 31, 2014 and 2013, other, net gains and losses includes $(3) and $22, respectively, of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan GMIB variable annuity business, which is offset in AOCI. Also includes for the three months ended March 31, 2014 and 2013, $(28) and $116, respectively, of other transactional foreign currency revaluation, primarily associated with the internal reinsurance of the Japan 3 wins variable annuity business, of which a portion is offset within realized gains and losses by the change in value of the associated hedging derivatives. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the three months ended March 31, 2013.

Net realized capital gains and losses from investment sales, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $3 and $1.5 for the three months ended March 31, 2014 and 2013, respectively. Proceeds from sales of AFS securities totaled $3.5 billion and $4.8 billion, for the three months ended March 31, 2014 and 2013, respectively.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended March 31,
(Before-tax)	2014	2013
Balance, beginning of period	$(410)	$(813)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(3)	(5)
Securities previously impaired	(3)	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	30	111
Securities due to an increase in expected cash flows	4	1
Balance, end of period	$(382)	$(706)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,060	$15	$(43)	$1,032	$(2)	$1,172	$13	$(56)	$1,129	$(2)
CDOs [2]	1,216	93	(33)	1,275	—	1,392	98	(41)	1,448	—
CMBS	2,090	101	(23)	2,168	(4)	2,275	106	(34)	2,347	(3)
Corporate	15,670	1,485	(113)	17,042	(4)	15,913	1,196	(192)	16,917	(6)
Foreign govt./govt. agencies	996	31	(86)	941	—	1,267	27	(117)	1,177	—
Municipal	955	54	(19)	990	—	988	26	(49)	965	—
RMBS	2,329	61	(31)	2,359	(2)	2,419	60	(48)	2,431	(3)
U.S. Treasuries	1,655	69	(2)	1,722	—	1,762	1	(14)	1,749	—
Total fixed maturities, AFS	25,971	1,909	(350)	27,529	(12)	27,188	1,527	(551)	28,163	(14)
Equity securities, AFS	306	31	(22)	315	—	362	35	(25)	372	—
Total AFS securities	$26,277	$1,940	$(372)	$27,844	$(12)	$27,550	$1,562	$(576)	$28,535	$(14)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2014 and December 31, 2013.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value will be recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2014
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,738	$1,762
Over one year through five years	5,368	5,610
Over five years through ten years	3,776	3,960
Over ten years	8,394	9,363
Subtotal	19,276	20,695
Mortgage-backed and asset-backed securities	6,695	6,834
Total fixed maturities, AFS	$25,971	$27,529
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
As of March 31, 2014, the Company's only exposure to any credit concentration risk of a single issuer equal to or greater than 10% of the Company’s stockholder’s equity, other than U.S. government and certain U.S. government securities, was the Government of Japan, which represented $785, or 10% of stockholders' equity and 2% of total invested assets. As of March 31, 2013, the Company's only exposure to any concentration of credit risk of a single issuer equal to or greater than 10% of the Company’s stockholder’s equity other than the U.S. government and certain U.S. government agencies, was the Government of Japan,which represented $868, or 10% of stockholders' equity and 1.9% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of Notes to Consolidated Financial Statements in the Company’s 2013 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	March 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$145	$144	$(1)	$372	$330	$(42)	$517	$474	$(43)
CDOs [1]	82	81	(1)	1,002	969	(32)	1,084	1,050	(33)
CMBS	255	246	(9)	317	303	(14)	572	549	(23)
Corporate	1,532	1,494	(38)	711	636	(75)	2,243	2,130	(113)
Foreign govt./govt. agencies	226	212	(14)	315	243	(72)	541	455	(86)
Municipal	285	275	(10)	85	76	(9)	370	351	(19)
RMBS	514	509	(5)	401	375	(26)	915	884	(31)
U.S. Treasuries	349	347	(2)	—	—	—	349	347	(2)
Total fixed maturities, AFS	3,388	3,308	(80)	3,203	2,932	(270)	6,591	6,240	(350)
Equity securities, AFS	48	46	(2)	130	110	(20)	178	156	(22)
Total securities in an unrealized loss position	$3,436	$3,354	$(82)	$3,333	$3,042	$(290)	$6,769	$6,396	$(372)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$288	$286	$(2)	$418	$364	$(54)	$706	$650	$(56)
CDOs [1]	64	63	(1)	1,185	1,144	(40)	1,249	1,207	(41)
CMBS	437	423	(14)	392	372	(20)	829	795	(34)
Corporate	2,449	2,360	(89)	799	696	(103)	3,248	3,056	(192)
Foreign govt./govt. agencies	542	501	(41)	303	227	(76)	845	728	(117)
Municipal	508	475	(33)	99	83	(16)	607	558	(49)
RMBS	922	909	(13)	475	440	(35)	1,397	1,349	(48)
U.S. Treasuries	1,456	1,442	(14)	—	—	—	1,456	1,442	(14)
Total fixed maturities, AFS	6,666	6,459	(207)	3,671	3,326	(344)	10,337	9,785	(551)
Equity securities, AFS	77	73	(4)	135	114	(21)	212	187	(25)
Total securities in an unrealized loss position	$6,743	$6,532	$(211)	$3,806	$3,440	$(365)	$10,549	$9,972	$(576)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

As of March 31, 2014, AFS securities in an unrealized loss position, consisted of 1,631 securities, primarily related to floating rate corporate and foreign government and government agencies, which are depressed due to an increase in interest rates since the securities were purchased and/or declines in the value of the currency in which the assets are denominated. As of March 31, 2014, 94% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2014 was primarily attributable to a decrease in interest rates and tighter credit spreads.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, foreign government and government agencies, and structured securities with exposure to commercial and residential real estate. Corporate financial services securities are primarily depressed because the securities have floating-rate coupons and/or long-dated maturities. Unrealized losses on foreign government securities are primarily due to depreciation of the Japanese yen in relation to the U.S. dollar. Although credit spreads have continued to tighten over the past five years, current market spreads continue to be wider than spreads at the securities' respective purchase dates for structured securities with exposure to commercial and residential real estate largely due to reduced liquidity as a result of economic and market uncertainties regarding future performance of certain commercial and residential real estate backed securities. The majority of these securities have a floating-rate coupon referenced to a market index that has declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	March 31, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$3,327	$(12)	$3,315	$3,482	$(12)	$3,470

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

As of March 31, 2014, and December 31, 2013, the carrying value of mortgage loans associated with the valuation allowance was $93 and $86, respectively . Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $40 and $1, respectively, as of March 31, 2014 and $53 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$(12)	$(14)
(Additions)/Reversals	—	(1)
Deductions	—	2
Balance, end of period	$(12)	$(13)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 58% as of March 31, 2014, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compare a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.28x as of March 31, 2014. The Company held no delinquent commercial mortgage loans as of March 31, 2014.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	March 31, 2014		December 31, 2013
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$29	1.08x	$35	1.15x
65% - 80%	675	2.01x	777	1.94x
Less than 65%	2,611	2.37x	2,658	2.34x
Total commercial mortgage loans	$3,315	2.28x	$3,470	2.23x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	March 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$73	2.2%	$79	2.3%
Middle Atlantic	247	7.5%	255	7.3%
Mountain	40	1.2%	40	1.2%
New England	146	4.4%	163	4.7%
Pacific	934	28.2%	1,019	29.4%
South Atlantic	560	16.9%	548	15.8%
West North Central	17	0.5%	17	0.5%
West South Central	124	3.7%	144	4.1%
Other [1]	1,174	35.4%	1,205	34.7%
Total mortgage loans	$3,315	100.0%	$3,470	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$56	1.7%	$93	2.7%
Industrial	1,151	34.7%	1,182	34.1%
Lodging	27	0.8%	27	0.8%
Multifamily	559	16.9%	576	16.6%
Office	683	20.6%	723	20.8%
Retail	725	21.9%	745	21.5%
Other	114	3.4%	124	3.5%
Total mortgage loans	$3,315	100.0%	$3,470	100.0%
Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral or investment manager and as an investor through normal investment activities.
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

	March 31, 2014			December 31, 2013
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$8	$9	$—	$12	$13	$—
Investment funds [4]	137	20	121	134	20	119
Limited partnerships	3	1	2	4	2	2
Total	$148	$30	$123	$150	$35	$121

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS in the Company’s Condensed Consolidated Balance
Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS in the Company’s Condensed Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment funds represents wholly-owned fixed income funds for which the Company has exclusive management and control including management of investment securities which is the activity that most significantly impacts its economic performance. Limited partnerships represent one hedge fund of funds for which the Company holds a majority interest in the fund as an investment.
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
As part of repurchase agreements and dollar roll transactions, the Company transfers collateral of U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements contain contractual provisions that require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. Repurchase agreements include master netting provisions that provide the counterparties the right to offset claims and apply securities held by them in respect of their obligations in the event of a default. Although the Company has the contractual right to offset claims, fixed maturities do not meet the specific conditions for net presentation under U.S. GAAP. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

As of March 31, 2014, the Company reported financial collateral pledged, related to dollar roll transactions, with a fair value of $41 in fixed maturities, AFS with a corresponding obligation to repurchase $41 reported in other liabilities. The Company had no outstanding dollar roll transactions as of December 31, 2013. The Company had no outstanding repurchase agreements as of March 31, 2014 and December 31, 2013.
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of March 31, 2014 and December 31, 2013 the fair value of securities on deposit was approximately $13 and $13, respectively.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also may enter into and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements, included in The Hartford’s 2013 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The Company also formerly entered into swaps to convert securities or liabilities denominated in a foreign currency to U.S. dollars. The hedge strategies by hedge accounting designation include:
Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company also enters into forward starting swap agreements primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
Fair value hedges
Interest rate swaps are used to hedge the changes in fair value of fixed maturity securities due to fluctuations in interest rates. Foreign currency swaps were formally used to hedge the changes in fair value of certain foreign currency-denominated fixed rate liabilities due to changes in foreign currency rates by swapping the fixed foreign payments to floating rate U.S. dollar denominated payments.
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include the hedge programs for the Company's U.S. and international variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting. The non-qualifying strategies include:
Interest rate swaps, swaptions and futures
The Company uses interest rate swaps, swaptions and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2014 and December 31, 2013 the notional amount of interest rate swaps in offsetting relationships was $4.5 billion.
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
Credit contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to credit derivatives embedded within certain fixed maturity securities. These securities are primarily comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Equity index swaps and options
The Company formerly offered certain equity indexed products which may contain an embedded derivative that requires bifurcation. The Company has entered into equity index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. The Company also enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.
U.S. GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders in the U.S. The GMWB product is a bifurcated embedded derivative (“U.S. GMWB product derivatives”) that has a notional value equal to the GRB. The Company uses reinsurance contracts to transfer a portion of its risk of loss due to U.S GMWB. The reinsurance contracts covering U.S. GMWB (“U.S. GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
The Company utilizes derivatives (“U.S. GMWB hedging instruments”) as part of an actively managed program designed to hedge a portion of the capital market risk exposures of the non-reinsured GMWB riders due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options and futures, on certain indices including the S&P 500 index, EAFE index and NASDAQ index. The following table presents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Customized swaps	$7,561	$7,839	$71	$74
Equity swaps, options, and futures	3,888	4,237	32	44
Interest rate swaps and futures	3,975	6,615	(2)	(77)
Total	$15,424	$18,691	$101	$41
U.S. macro hedge program
The Company utilizes equity options and swaps to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB and GMWB obligations. The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Equity options and swaps	7,596	9,934	133	139
Total	$7,596	$9,934	$133	$139

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

International program
The Company formerly offered certain variable annuity products in Japan with GMWB or GMAB riders, which are bifurcated embedded derivatives (“International program product derivatives”). The GMWB provides the policyholder with a GRB which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to the specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the International program product derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. The hedging derivatives are comprised of equity futures, options, swaps and currency forwards and options to hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefits ("GMDB"), GMIB and GMWB obligations issued in Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations. The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Credit derivatives	$350	$350	$—	$5
Currency forwards [1]	12,254	8,778	32	24
Currency options	4,774	8,408	(15)	(58)
Equity futures	473	999	—	—
Equity options	949	1,022	(65)	(63)
Equity swaps	2,121	3,830	(50)	(95)
Customized swaps	—	—	—	—
Interest rate futures	551	566	—	—
Interest rate swaps and swaptions	34,216	33,072	146	160
Total	$55,688	$57,025	$48	$(27)

[1]
 As of March 31, 2014 and December 31, 2013 net notional amounts are $(0.8) billion and $(1.6) billion, respectively, which include $5.7 billion and $3.6 billion, respectively, related to long positions and $6.5 billion and $5.2 billion, respectively, related to short positions.

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
Coinsurance and modified coinsurance reinsurance contracts
During 2010, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity contract GMAB, GMWB and GMIB riders reinsured by the Company that have been assumed from HLIKK and is accounted for as a free-standing derivative. For further information on this transaction, refer to Note 11 - Transactions with Affiliates and Note 15 - Subsequent Events of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

As of March 31, 2014 and December 31, 2013 the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The fair value amounts presented below do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The tables below exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013	Mar 31, 2014	Dec 31, 2013
Cash flow hedges
Interest rate swaps	$2,966	$3,215	$25	$16	$43	$49	$(18)	$(33)
Foreign currency swaps	143	143	(6)	(5)	2	2	(8)	(7)
Total cash flow hedges	3,109	3,358	19	11	45	51	(26)	(40)
Fair value hedges
Interest rate swaps	699	1,261	(25)	(24)	1	2	(26)	(26)
Total fair value hedges	699	1,261	(25)	(24)	1	2	(26)	(26)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,679	4,633	(355)	(368)	193	123	(548)	(491)
Foreign exchange contracts
Foreign currency swaps and forwards	107	118	(5)	(4)	6	6	(11)	(10)
Japan 3Win foreign currency swaps	1,571	1,571	(338)	(354)	—	—	(338)	(354)
Japanese fixed annuity hedging instruments	1,381	1,436	(2)	(6)	88	88	(90)	(94)
Credit contracts
Credit derivatives that purchase credit protection	220	243	(4)	(4)	—	—	(4)	(4)
Credit derivatives that assume credit risk [1]	1,356	1,507	17	27	19	28	(2)	(1)
Credit derivatives in offsetting positions	2,785	3,501	(2)	(3)	32	35	(34)	(38)
Equity contracts
Equity index swaps and options	129	131	(3)	(2)	18	18	(21)	(20)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	21,195	21,512	(24)	(36)	—	—	(24)	(36)
U.S. GMWB reinsurance contracts	4,280	4,508	30	29	30	29	—	—
U.S. GMWB hedging instruments	15,424	18,691	101	41	278	333	(177)	(292)
U.S. macro hedge program	7,596	9,934	133	139	166	178	(33)	(39)
International program hedging instruments	55,688	57,025	48	(27)	441	649	(393)	(676)
Other
GMAB, GMWB, and GMIB reinsurance contracts	11,080	11,999	(512)	(540)	—	—	(512)	(540)
Coinsurance and modified coinsurance reinsurance contracts	28,387	29,423	(559)	(427)	283	383	(842)	(810)
Total non-qualifying strategies	155,878	166,232	(1,475)	(1,535)	1,554	1,870	(3,029)	(3,405)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$159,686	$170,851	$(1,481)	$(1,548)	$1,600	$1,923	$(3,081)	$(3,471)
Balance Sheet Location
Fixed maturities, available-for-sale	$199	$196	$(1)	$(1)	$—	$—	$(1)	$(1)
Other investments	42,463	40,564	169	272	550	721	(381)	(449)
Other liabilities	52,023	62,590	(563)	(825)	738	789	(1,301)	(1,614)
Consumer notes	9	9	(2)	(2)	—	—	(2)	(2)
Reinsurance recoverable	32,667	33,931	(529)	(398)	312	413	(841)	(811)
Other policyholder funds and benefits payable	32,325	33,561	(555)	(594)	—	—	(555)	(594)
Total derivatives	$159,686	$170,851	$(1,481)	$(1,548)	$1,600	$1,923	$(3,081)	$(3,471)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2013 was primarily due to the following:

•	The decrease in notional amount related to the U.S. GMWB hedging instruments and the U.S. macro hedge program was primarily driven by the expiration of certain out-of-the-money options.

•
The decrease in notional amount related to the international program hedging instruments resulted from a reduction in the liability position due to continued elevated surrender and withdrawal rates as well as portfolio re-balancing including the termination of offsetting positions and the expiration of certain out-of-the-money options.

•	The decrease in notional amount related to credit derivatives in offsetting positions and interest rate swaps was primarily related to maturities.
Change in Fair Value
The net increase in the total fair value of derivative instruments since December 31, 2013 was primarily related to the following:

•	The fair value associated with the international program hedging instruments increased primarily from re-balancing of the portfolio, partially offset by a decrease in volatility and interest rates.

•
The fair value related to the combined U.S. GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by outperformance of underlying actively managed funds compared to their respective indices.

•
The coinsurance and modified coinsurance reinsurance contracts represent U.S. and International product guarantees that are ceded to an affiliate.  The primary driver of the decline in the fair value of these derivatives is a result of changes in the unrealized gains/losses of the underlying portfolios associated with these contracts.  For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates and Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements for more information on this transaction.

Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Condensed Consolidated Balance Sheets. Amounts offset include fair value amounts, income accruals and related cash collateral receivables and payables associated with derivative instruments that are traded under a common master netting agreement, as described above. Also included in the tables are financial collateral receivables and payables, which are contractually permitted to be offset upon an event of default, although are disallowed for offsetting under U.S. GAAP.
As of March 31, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,288	$1,112	$169	$7	$124	$52

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,682)	$(973)	$(563)	$(146)	$(739)	$30

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,510	$1,290	$272	$(52)	$121	$99

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,063)	$(1,308)	$(825)	$70	$(826)	$71

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.

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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Interest rate swaps	$10	$(42)	$(1)	$—
Foreign currency swaps	(1)	1	—	—
Total	$9	$(41)	$(1)	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three months ended March 31,
	Location	2014	2013
Interest rate swaps	Net realized capital gain/(loss)	$1	$64
Interest rate swaps	Net investment income	13	14
Foreign currency swaps	Net realized capital gain/(loss)	—	(3)
Total		$14	$75

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

As of March 31, 2014 the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $43. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows.
During the three months ended March 31, 2014 and March 31, 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three months ended March 31,
	2014		2013
	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$(1)	$2	$6	$(8)
Foreign currency swaps
Net realized capital gain/(loss)			(2)	2
Benefits, losses and loss adjustment expenses	—		(1)	1
Total	$(1)	$2	$3	$(5)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three months ended March 31,
	2014	2013
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$1	$10
Foreign exchange contracts
Foreign currency swaps and forwards	1	—
Japan 3Win foreign currency swaps [1]	15	(130)
Japanese fixed annuity hedging instruments [2]	12	(101)
Credit contracts
Credit derivatives that purchase credit protection	(3)	(5)
Credit derivatives that assume credit risk	—	9
Equity contracts
Equity index swaps and options	—	(14)
Variable annuity hedge program
U.S. GMWB product derivatives	36	456
U.S. GMWB reinsurance contracts	(4)	(60)
U.S. GMWB hedging instruments	(17)	(349)
U.S. macro hedge program	(10)	(85)
International program hedging instruments	(23)	(83)
Other
GMAB, GMWB, and GMIB reinsurance contracts	51	337
Coinsurance and modified coinsurance reinsurance contracts	(130)	(396)
Total [3]	$(71)	$(411)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $(28) and $116 for the three months ended March 31, 2014 and 2013, respectively.

[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $(30) and $151 for the three months ended March 31, 2014 and 2013, respectively.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

For the three months ended March 31, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument largely offsets the net gain on the GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement, refer to Note 13 - Transactions with Affiliates of the notes to the Condensed Consolidated Financial Statements for more information on this transaction.

•	The net losses associated with the international program hedging instruments were primarily driven by a decrease in volatility and interest rates.

•
The net gain on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a decline in volatility and policyholder experience.

•
The net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to outperformance of underlying actively managed funds compared to their respective indices.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

In addition, for the three months ended March 31, 2014, the Company received gains of $7 on derivative instruments as a result of prior counterparty losses related to the bankruptcy of Lehman Brothers Inc. The losses were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three months ended March 31, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

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
For additional disclosures regarding contingent credit related features in derivative agreements, see Note 7 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard and customized diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2014 and December 31, 2013.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

 As of March 31, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$297	$5	4 years	Corporate Credit/ Foreign Gov.	A-	$163	$(3)
Below investment grade risk exposure	24	—	4 months	Corporate Credit	CCC	24	—
Basket credit default swaps [4]
Investment grade risk exposure	1,881	22	3 years	Corporate Credit	BBB+	857	(10)
Below investment grade risk exposure	42	3	5 years	Corporate Credit	B	—	—
Investment grade risk exposure	240	(4)	3 years	CMBS Credit	AA-	234	4
Below investment grade risk exposure	115	(16)	3 years	CMBS Credit	B	115	15
Embedded credit derivatives
Investment grade risk exposure	150	145	3 years	Corporate Credit	A-	—	—
Total [5]	$2,749	$155				$1,393	$6
 As of December 31, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$735	$6	2 years	Corporate Credit/ Foreign Gov.	A	$592	$(4)
Below investment grade risk exposure	24	—	1 year	Corporate Credit	CCC	25	—
Basket credit default swaps [4]
Investment grade risk exposure	1,912	25	3 years	Corporate Credit	BBB+	784	(10)
Below investment grade risk exposure	87	8	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	235	(5)	3 years	CMBS Credit	A	235	5
Below investment grade risk exposure	115	(18)	3 years	CMBS Credit	B-	115	18
Embedded credit derivatives
Investment grade risk exposure	150	145	3 years	Corporate Credit	BBB+	—	—
Total [5]	$3,258	$161				$1,751	$9

[1]
 The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, Fitch, and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

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

[4]
Includes $2.3 billion and $2.3 billion as of March 31, 2014 and December 31, 2013, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2014 and December 31, 2013 the Company pledged securities collateral associated with derivative instruments with a fair value of $763 and $865, respectively, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. The Company also pledged cash collateral associated with derivative instruments with a fair value of $58 and $290, respectively, as of March 31, 2014 and December 31, 2013 which have been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2014 and December 31, 2013 the Company accepted cash collateral associated with derivative instruments with a fair value of $225 and $171, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of March 31, 2014 and December 31, 2013 of $124 and $121, respectively, of which the Company has the ability to sell or repledge $124 and $117, respectively. As of March 31, 2014 and December 31, 2013 the fair value of repledged securities totaled $0 and $39, respectively, and the Company did not sell any securities. In addition, as of March 31, 2014 and December 31, 2013 non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $207 and $231 for three months ended March 31, 2014, and 2013, respectively. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.
The Company maintains a reinsurance agreement with HLA, whereby the Company cedes group life, accident and health risks. Under the treaty, the Company ceded group life premium of $22 and $7 for the three months ended March 31, 2014, and 2013, respectively. The Company ceded accident and health premiums to HLA of $219 and $42, respectively.
Until April 1, 2014, a subsidiary of the Company, Hartford Life and Annuity Insurance Company (“HLAI”) had a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer. Under this agreement, the Company ceded $5 and $10 for the three months ended March 31, 2014, and 2013, respectively. For further information regarding the White River Life Reinsurance ("WRR") reinsurance agreement, see Note 11 -Transactions with Affiliates and Note 15 - Subsequent Events of Notes to Condensed Consolidated Financial Statements.
Reinsurance Recoverables
The Company's reinsurance recoverables are summarized as follows:

	As of March 31,	As of December 31,
	2014	2013
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$18,748	$18,969
Other reinsurers	923	825
Gross reinsurance recoverables	$19,671	$19,794
As of March 31, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $9.1 billion and $9.6 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of March 31, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.7 billion and $7.7 billion, respectively. As of March 31, 2014, the net reinsurance recoverables from Prudential represents approximately 25% of the Company's consolidated stockholders' equity. As of March 31, 2014, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.

Insurance Revenues
Net fee income, earned premiums and other were comprised of the following:

	Three Months Ended March 31,
	2014	2013
Gross fee income, earned premiums and other	$822	$798
Reinsurance assumed	18	3
Reinsurance ceded	(646)	(409)
Fee income, earned premiums and other	$194	$392

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the Deferred Policy Acquisition Costs ('DAC") and present value of future profits balances are as follows:

	March 31, 2014
	2014	2013
Balance, beginning of period	$689	$3,072
Deferred costs	5	2
Amortization — DAC	(40)	(43)
Amortization — Unlock benefit (charge), pre-tax	8	(1)
Amortization — DAC related to business dispositions [1] [2]	—	(2,229)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(14)	(3)
Balance, end of period	$648	$798

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2014	$849	$1,802
Incurred	47	56
Paid	(31)	—
Unlock	(11)	—
Liability balance as of March 31, 2014	$854	$1,858
Reinsurance recoverable asset, as of January 1, 2014	$533	$1,802
Incurred	26	56
Paid	(22)	—
Unlock	(5)	—
Reinsurance recoverable asset, as of March 31, 2014	$532	$1,858

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$944	$363
Incurred	45	68
Paid	(52)	—
Unlock	(52)	—
Impact of reinsurance transaction	—	1,143
Currency translation adjustment	(2)	—
Liability balance as of March 31, 2013	$883	$1,574
Reinsurance recoverable asset, as of January 1, 2013	$608	$21
Incurred	27	68
Paid	(28)	—
Unlock	(28)	—
Impact of reinsurance transaction	—	1,485
Reinsurance recoverable asset, as of March 31, 2013	$579	$1,574

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table presents details concerning GMDB and GMIB exposure as of March 31, 2014:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$18,971	$2,836	$170	69
With 5% rollup [2]	1,563	227	16	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,735	615	19	68
With 5% rollup & EPB	576	117	5	70
Total MAV	25,845	3,795	210
Asset Protection Benefit (APB) [4]	17,717	256	52	68
Lifetime Income Benefit (LIB) – Death Benefit [5]	733	8	2	67
Reset [6] (5-7 years)	3,205	66	29	69
Return of Premium [7] /Other	12,047	67	15	67
Subtotal U.S. GMDB	59,547	4,192	308	68
Less: General Account Value with U.S. GMDB	4,249
Subtotal Separate Account Liabilities with GMDB	55,298
Separate Account Liabilities without U.S. GMDB	83,182
Total Separate Account Liabilities	$138,480
Japan GMDB [10], [11]	$11,564	$202	$—	69
Japan GMIB [10], [11]	$11,375	$121	$—	70

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[10]
Assumed GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $10.8 billion as of March 31, 2014. The GRB related to the Japan GMAB and GMWB was $300 as of March 31, 2014. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of March 31, 2014, 100% of NAR is reinsured to an affiliate. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial statements.

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
Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	March 31, 2014	December 31, 2013
Equity securities (including mutual funds)	$50,866	$52,858
Cash and cash equivalents	4,432	4,605
Total	$55,298	$57,463
As of March 31, 2014 and December 31, 2013, approximately 17% of the equity securities above were invested in fixed income securities through these funds and approximately 83% were invested in equity securities through these funds.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Sales Inducements
Changes in sales inducement activity are as follows:

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$36	$118
Amortization — Unlock	—	(1)
Amortization charged to income	(1)	(1)
Amortization related to business dispositions [1]	—	(71)
Balance, end of period	$35	$45

[1]
Includes $22 and $49, related to sale of the Company's Retirement Plans and Individual Life businesses, respectively, in the first quarter of 2013. For further information, see Note 2 -Business Dispositions of Notes to Condensed Consolidated Financial Statements.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2014, is $721. Of this $721 the legal entities have posted collateral of $780 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2014, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agencies.
On March 6, 2014, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to Baa2. Given this downgrade action, termination rating triggers of four derivative counterparty relationships were impacted. The counterparties have the right to terminate the relationships and would have to settle the outstanding derivatives prior to exercising termination rights. The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete.
Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of March 31, 2014, the notional amount and fair value related to this counterparty is $10.3 billion and $(34), respectively.
10. Stock Compensation Plans
The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense, after tax of $2 and $1 for the three months ended March 31, 2014 and 2013. The Company did not capitalize the cost of stock-based compensation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of March 31, 2014 and December 31, 2013, the Company had $54 of reserves for claim annuities purchased by affiliated entities. For the three months ended March 31, 2014 and 2013 the Company recorded earned premiums of $8 and $3, respectively, for these intercompany claim annuities. In 2008, the Company issued a payout annuity to an affiliate for $2.2 billion of consideration. The Company will pay the benefits associated with this payout annuity over 12 years.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of March 31, 2014 and March 31, 2013, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
Prior to June 1, 2009, yen and U.S. dollar based fixed market value adjusted (“MVA”) annuity products, written by HLIKK, were sold to customers in Japan. HLIKK, a wholly owned Japanese subsidiary of Hartford Life, Inc., reinsured to the Company in-force and prospective MVA annuities sold from September 1, 2004 to June 1, 2009. As of March 31, 2014 and December 31, 2013, $1.4 billion and $1.5 billion, respectively, of the account value had been assumed by the Company.
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
The GMDB reinsurance is accounted for as a Death Benefit and Other Insurance Benefit Reserve which is not reported at fair value. There was no liability for the assumed GMDB reinsurance and the net amount at risk for the assumed GMDB reinsurance was $0.2 billion at March 31, 2014 and December 31, 2013.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Transactions with Affiliates (continued)

While the form of the agreement between HLAI and HLIKK for the GMIB business is reinsurance, in substance and for accounting purposes the agreement is a free standing derivative. As such, the reinsurance agreement for the GMIB business is recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMIB liability was $0.5 billion at March 31, 2014 and December 31, 2013.
While the form of the agreements between HLAI and HLIKK for the GMAB/GMWB business is reinsurance, in substance and for accounting purposes these agreements are free standing derivatives. As such, the reinsurance agreements for the GMAB/GMWB business are recorded at fair value on the Company’s Condensed Consolidated Balance Sheets, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The fair value of the GMAB/GMWB liability/(asset) was $4 at March 31, 2014 and December 31, 2013.
Reinsurance Ceded to Affiliates
Until April 1, 2014, HLAI had a modified coinsurance (“modco”) and coinsurance with funds withheld reinsurance agreement with WRR. HLAI ceded to WRR variable annuity contracts, associated riders, and payout annuities written by HLAI; annuity contracts and associated riders assumed by HLAI under unaffiliated reinsurance agreements; GMAB, GMIB riders and GMDB risks assumed by HLAI from HLIKK; and, up until the sale of HLL on December 12, 2013, GMDB and GMWB riders assumed by HLAI from HLL. For further information regarding the WRR reinsurance agreement, see Note 15 - Subsequent Events of Notes to Condensed Consolidated Financial Statements.
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
The impact of this transaction on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,

	2014	2013
Earned premiums	$(5)	$(10)
Net realized gains (losses) [1]	(103)	(517)
Total revenues	(108)	(527)
Benefits, losses and loss adjustment expenses	(1)	(8)
Insurance operating costs and other expenses	(4)	(422)
Total expenses	(5)	(430)
Income (loss) before income taxes	(103)	(97)
Income tax expense (benefit)	(36)	(34)
Income from continuing operations, net of tax	$(67)	$(63)
Income from discontinued operations, net of tax	—	(1)
Net income (loss)	$(67)	$(64)
[1] Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Condensed Consolidated Balance Sheets include a modco reinsurance (payable)/recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance recoverable, deposit liability and net reinsurance recoverable were $0, $917, $539, respectively at March 31, 2014 and $129, $638, $495, respectively at December 31, 2013.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Restructuring and Other Costs
As a result of a strategic business realignment announced in 2012, The Hartford is currently focusing on its Property & Casualty, Group Benefits and Mutual Funds businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 15 months. For further discussion of the Company's strategic business realignment and related business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through March 31, 2014. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to March 31, 2014, and asset impairment and related charges, will be expensed as appropriate.
As of March 31, 2014, estimated restructuring and other costs, including costs incurred to date, are expected to approximate $147, pre-tax. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three Months Ended March 31,
	2014	2013
Severance benefits and related costs	$1	$6
Professional fees	—	4
Asset impairment charges	—	—
Total restructuring and other costs	$1	$10
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Consolidated Balance Sheets are as follows:

	Three Months Ended March 31, 2014
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$1	$—	$—	$—	$1
Accruals/provisions	1	—	—	—	1
Payments/write-offs	(2)	—	—	—	(2)
Balance, end of period	$—	$—	$—	$—	$—

	Three Months Ended March 31, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$31	$—	$—	$—	$31
Accruals/provisions	6	4	—	—	10
Payments/write-offs	(10)	(2)	—	—	(12)
Balance, end of period	$27	$2	$—	$—	$29

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Discontinued Operations
On December 12, 2013, the Company completed the sale of HLIL, an indirect wholly-owned subsidiary of the Company. For further information regarding the sale of HLIL, see Note 2 -Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The results of operations reflected as discontinued operations in the Condensed Consolidated Statements of Operations, consisting of amounts related to HLIL are as follows:

Three Months Ended March 31,
2013
Revenues
Earned premiums	$(2)
Fee income	8
Net investment income
Equity securities, trading	138
Total net investment income	138
Net realized capital losses	(9)
Total revenues	135
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	1
Benefits, losses and loss adjustment expenses - returns credited on international variable annuity	138
Insurance operating costs and other expenses	(22)
Total benefits, losses and expenses	117
Income before income taxes	18
Income tax benefit	(1)
Income from discontinued operations, net of tax	$19

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Changes in and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI, net of tax and DAC, by component consist of the following:
Three months ended March 31, 2014

	Net Unrealized Gain on Securities	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$495	$79	$—	$574
OCI before reclassifications	317	7	(1)	323
Amounts reclassified from AOCI	(2)	(9)	—	(11)
Net OCI	315	(2)	(1)	312
Ending balance	$810	$77	$(1)	$886

Reclassifications from AOCI consist of the following for the three months ended March 31, 2014:

	Amount Reclassified from AOCI
AOCI	Three months ended March 31, 2014	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$3	Net realized capital gains (losses)
	3	Total before tax
	1	Income tax expense
	$2	Net income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps	$1	Net realized capital gains (losses)
Interest rate swaps	13	Net investment income
Foreign currency swaps	—	Net realized capital gains (losses)
	14	Total before tax
	5	Income tax expense
	$9	Net income
Total amounts reclassified from AOCI	$11	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Three Months Ended March 31, 2013

	Net Unrealized Gain on Securities [1]	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI [1]
Beginning balance	$1,752	$258	$(23)	$1,987
OCI before reclassifications	213	(27)	(41)	145
Amounts reclassified from AOCI	(1,005)	(49)	—	(1,054)
Net OCI	(792)	(76)	(41)	(909)
Ending balance	$960	$182	$(64)	$1,078
Reclassifications from AOCI consist of the following for the three months ended March 31, 2013:

	Amount Reclassified from AOCI
AOCI	Three months ended March 31, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$1,546	Net realized capital gains (losses)
	1,546	Total before tax
	541	Income tax expense
	$1,005	Net income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps [2]	$64	Net realized capital gains (losses)
Interest rate swaps	14	Net investment income
Foreign currency swaps	(3)	Net realized capital gains (losses)
	75	Total before tax
	26	Income tax expense
	$49	Net income
Total amounts reclassified from AOCI	$1,054	Net income
[1]    Includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.
[2]    Includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.
15. Subsequent Events
Effective April 1, 2014, HLAI, terminated its reinsurance agreement with WRR, following receipt of approval from the State of Connecticut Insurance Department ("CTDOI") and Vermont Department of Financial Regulation. As a result the Company will reclassify $310 in aggregate reserves for annuity contracts from funds withheld within Other liabilities to Other policyholder funds and benefits payable. The Company expects to recognize a gain of approximately $215 resulting from the termination of derivatives associated with the reinsurance transaction. On April 30, The Hartford dissolved WRR which resulted in WRR paying off the $655 surplus note and returning $345 in capital to The Hartford, all of which was contributed as capital to HLAI to support the recaptured risks.
On April 28, 2014, HLI entered into a Stock Purchase Agreement ("Agreement") to sell to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company, all of the issued and outstanding equity of HLIKK.
Under the terms of the Agreement, and subject to regulatory approval, on closing HLIKK will recapture certain risks reinsured to the Company and HLAI by terminating intercompany agreements. Upon closing, Buyer will be responsible for all liabilities for the recaptured business. HLAI will, however, continue to be obligated for approximately $1.1 billion of fixed payout annuities related to the 3Win product formerly written by HLIKK. This transaction is not expected to have a material impact on the Company’s condensed consolidated results of operations, financial position or liquidity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of March 31, 2014, and its results of operations for the three months ended March 31, 2014 compared to the equivalent 2013 period. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2013 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended March 31,
	2014	2013	Change
Fee income and other	$317	$353	(10%)
Earned premiums	(123)	39	NM
Net investment income:
Securities available-for-sale and other	407	432	(6%)
Total net investment income	407	432	(6%)
Net realized capital gains (losses) [1]	(106)	1,443	(107%)
Total revenues	495	2,267	(78%)
Benefits, losses and loss adjustment expenses	254	456	(44%)
Amortization of deferred policy acquisition costs and present value of future profits	32	44	(27%)
Insurance operating costs and other expenses	166	(243)	(168%)
Reinsurance loss on dispositions, including reduction in goodwill of $250 in 2013	—	1,492	(100%)
Dividends to policyholders	(1)	5	(120%)
Total benefits, losses and expenses	451	1,754	(74%)
Income from continuing operations before income taxes	44	513	(91%)
Income tax expense (benefit)	(13)	146	(109%)
Income from continuing operations, net of tax	57	367	(84%)
Income from discontinued operations, net of tax	—	19	(100%)
Net income	57	386	(85%)
Net income attributable to noncontrolling interest	1	6	(83%)
Net income attributable to Hartford Life Insurance Company	$56	$380	(85%)

[1]	Includes net realized capital gains (losses) on business dispositions of $1,560 for the three months ended March 31, 2013.
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net income decreased for the three months ended March 31, 2014 as compared to the prior year period. The decrease in net income was primarily driven by net capital losses, excluding the impacts of the affiliate modco reinsurance agreement and gains on business dispositions and a decline in net investment income.
Net realized capital gains (losses), excluding the impacts of the affiliate modco reinsurance agreement and the net realized gains on business disposition, decreased by $403 for the three months ended March 31, 2014, as compared to the prior year period, resulting in net realized capital losses of $3 for the three months ended March 31, 2014. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Net investment income decreased for the three months ended March 31, 2014 as compared to the prior year period due to lower income from fixed maturities as a result of a decline in asset levels and lower income from repurchase agreements. These decreases were partially offset by an increase in income from limited partnerships and other alternative investments which resulted primarily from an increase in valuations of underlying funds. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
An increase in the loss on the affiliate modco reinsurance agreement decreased earnings by $3 for the three months ended March 31, 2014, as compared to the prior year period. The most significant fluctuations of the modco agreement were within net realized capital gains (losses) and insurance operating costs and other expenses, which are primarily due to changes in reserves and hedging costs associated with the reinsured block of business. For further discussion on the affiliate modco reinsurance agreement see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to the separate account dividends received deduction (“DRD”). For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

Investment Results
Net Investment Income (Loss)

	Three Months Ended March 31,
	2014		2013
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$292	4.3%	$321	4.3%
Equity securities, AFS	2	2.6%	1	1.1%
Mortgage loans	40	4.7%	45	5.0%
Policy loans	20	5.7%	19	5.0%
Limited partnerships and other alternative investments	42	13.0%	26	8.1%
Other [3]	27		37
Investment expense	(16)		(17)
Total securities AFS and other	407	4.5%	432	4.4%
Equity securities, trading	—		—
Total net investment income (loss)	$407		$432
Total securities, AFS and other excluding limited partnerships and other alternative investments	$365	4.2%	$406	4.3%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) before investment expenses divided by the monthly average invested assets at cost, or adjusted carrying value, as applicable, excluding equity securities, trading, and repurchase agreement and dollar roll collateral. Yield calculations for the three months ended March 31, 2013 exclude assets transfered due to the sale of the Retirement Plans and Individual Life businesses. Yield calculations for the three months ended March 31, 2013 exclude income and assets associated with the disposal of the HLIL business. Yields by asset type exclude investment expenses.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Total net investment income decreased primarily due to lower income from fixed maturities as a result of a decline in asset levels and lower income from repurchase agreements. These decreases were partially offset by an increase in income from limited partnerships and other alternative investments which resulted primarily from an increase in valuations of underlying funds.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.2% in the first quarter of 2014 versus 4.3% in the first quarter of 2013. The decline was primarily attributable to lower income from repurchase agreements. Refer to Note 4 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further discussion of repurchase agreements. The average reinvestment rate for the three months ended March 31, 2014 was approximately 3.7%, excluding treasury securities which approximated the average yield of sales and maturities for the same period. Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2014, to remain relatively consistent with the current net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2014	2013
Gross gains on sales	$108	$1,613
Gross losses on sales	(104)	(54)
Net OTTI losses recognized in earnings	(7)	(13)
Valuation allowances on mortgage loans	—	1
Japanese fixed annuity contract hedges, net [1]	(9)	3
Periodic net coupon settlements on credit derivatives/Japan	5	(3)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	15	47
U.S. macro hedge program	(10)	(85)
Total U.S. program	5	(38)
International Program	(23)	(83)
Total results of variable annuity hedge program	(18)	(121)
GMIB/GMAB/GMWB reinsurance	51	337
Coinsurance and modified coinsurance reinsurance contracts	(130)	(399)
Other, net [2]	(2)	79
Net realized capital gains (losses), before-tax	$(106)	$1,443

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[2]
Primarily consists of changes in value of non-qualifying derivatives, Japan 3Win related foreign currency swaps, and transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI.

Details on the Company's net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the three months ended March 31, 2014 were primarily due to gains on the sale of corporate, RMBS, and CMBS. Gross losses on the sales three months ended March 31, 2014 were the result of losses on sales of emerging market securities, primarily within the foreign government and corporate sectors. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

•	Gross gains and losses on sales for the three months ended March 31, 2013 were predominately from the sales of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion.
Variable annuity hedge program
•      For the three months ended March 31, 2014 the net gain related to the combined U.S. GMWB derivatives, net, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $14 related to outperformance of underlying actively managed funds compared to their respective indices. For the three months ended March 31, 2014 the loss on the U.S. macro hedge program was primarily due to losses of $9 related to decreased volatility, and losses of $4 driven by an improvement in domestic equity markets.

•	For the three months ended March 31, 2014 the losses associated with the international program were primarily driven by losses related to decreased volatility and a decrease in interest rates.
• For the three months ended March 31, 2013, the gain on U.S. GMWB derivatives, net, was primarily due to gains of $46 on on favorable policyholder behavior. For the three months ended March 31, 2013, the loss on the U.S. macro hedge program was primarily due to losses of $56 related to an improvement in domestic equity markets, losses of $15 related to the passage of time, and losses of $15 due to lower equity volatility.

•
For the three months ended March 31, 2013, the loss associated with the international program was primarily driven by losses due to an improvement in global equity markets, and depreciation of the Japanese yen. These losses were partially offset by gains due to a decrease in Japanese interest rates.

Other, net

•
Other, net loss for the three months ended March 31, 2014 was primarily due to losses of $13 related to the Japan 3Win foreign currency swaps primarily driven by a decline in U.S. interest rates, partially offset by gains of $12 related to FVO securities driven by credit spread tightening.

•
Other, net gain for the three months ended March 31, 2013 was primarily due to gains of $71 on interest derivatives largely associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 of Notes to Condensed Consolidated Financial Statements. Additional gains of $30 were related to transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2013 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for March 31, 2014 results.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits ("EGPs") are used in the amortization of the DAC asset, which includes the present value of future profits, sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts. URR associated with the Individual Life business is no longer included in EGP based balances due to the sale of this business in 2013.
For additional information regarding business dispositions, see Note 2 - Business Dispositions and Note 5 - Reinsurance of Notes to Condensed Consolidated Financial Statements. For additional information on DAC, see Note 6 - Deferred Policy Acquisition Costs and Present Value of Future Profits of Notes to Condensed Consolidated Financial Statements. For additional information on SIA, see Note 8 - Sales Inducements of Notes to Condensed Consolidated Financial Statements. For additional information on death and other insurance benefit reserves, see Note 7 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
Unlocks
The benefit (charge) to net income (loss) by asset and liability as a result of the Unlock is as follows:

	Three Months Ended March 31,
	2014	2013
DAC	$8	$(1)
SIA	—	(1)
Death and Other Insurance Benefit Reserves	6	18
Total (pre-tax)	14	16
Income tax effect	5	6
Total (after-tax)	$9	$10
The Unlock benefit for the three months ended March 31, 2014 and 2013 was primarily due to actual separate account returns being above our aggregated estimated returns.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of March 31, 2014, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 27%. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. On April 29, 2013 HLIC issued a Revolving Note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company, under the intercompany liquidity agreement. The Note bore interest at 0.92% and matures on April 29, 2014. On May 29, 2013 Hartford Life and Annuity Insurance Company, issued a Note in the principal amount of $225 to Hartford Life and Accident Insurance Company, under the intercompany liquidity agreement. The Note bore interest at 1.00% and matures on May 29, 2014. On February 28, 2014, the total outstanding balances on these notes were repaid in full.
Until April 1, 2014, Hartford Life and Annuity Insurance Company ("HLAI"), a wholly-owned subsidiary of the Company, ceded certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer. The economic purpose of the WRR arrangement is to provide the Company and its subsidiaries with a more efficient vehicle to manage risks in connection with these products. The reinsurance transaction between HLAI and WRR was mainly structured as modified coinsurance ("modco"). Accordingly, the assets and reinsured reserves remained on the books of HLAI and all insurance and investment experience was passed to WRR through modco adjustments. The reinsurance arrangement between HLAI and WRR did not impact the Company's reserving methodology or the amount of required regulatory capital associated with the reinsured business. Under this transaction, the Company ceded $5 and $10 for the three months ended March 31, 2014, and 2013, respectively.
Pursuant to an intercompany note agreement between WRR and the Company's ultimate parent, The Hartford Financial Services Group, Inc. ("HFSG"), WRR was able to borrow up to $1 billion from HFSG in order to maintain certain statutory capital levels required by its plan of operations and which could have been used by WRR to settle outstanding payables with HLAI. As of December 31, 2013, WRR has borrowed $655 under the intercompany note agreement.
Effective April 1, 2014, the Company recaptured all reinsured risks from WRR to HLAI. On April 30, 2014, the Hartford dissolved WRR which resulted in WRR paying off the $655 note and returning $345 in capital to The Hartford, all of which was contributed as capital to HLAI to support the recaptured risks. This transaction received required regulatory approvals. For further information regarding the WRR reinsurance agreement, see Note 11 -Transactions with Affiliates and Note 15 - Subsequent Events of Notes to Condensed Consolidated Financial Statements .
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2014, is $721. Of this $721 the legal entities have posted collateral of $780 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2014, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agencies.
As of March 31, 2014, there were no derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1.

On March 6, 2014, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to Baa2. Given this downgrade action, termination rating triggers of four derivative counterparty relationships were impacted. The counterparties have the right to terminate the relationships and would have to settle the outstanding derivatives prior to exercising termination rights. The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete.
Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of March 31, 2014, the notional amount and fair value related to this counterparty is $10.3 billion and $(34), respectively.
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
The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the first quarter of 2014, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.
As of March 31, 2014, the Company’s cash and short-term investments of $2.7 billion, included $225 of collateral received from, and held on behalf of, derivative counterparties and $24 of collateral pledged to derivative counterparties. The Company also held $1.7 billion of treasury securities, of which $528 had been pledged to derivative counterparties and $1.9 billion of government agency securities of which $211 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $38 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of March 31, 2014:

Fixed maturities	$28,446
Short-term investments	2,086
Cash	599
Less: Derivative collateral	988
Total	$30,143
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of March 31, 2014, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of March 31, 2014
Total Contractholder obligations	$187,649
Less: Separate account assets [1]	138,480
General account contractholder obligations	$49,169
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$16,363
Fixed MVA annuities [3]	7,640
International fixed MVA annuities	1,424
Guaranteed investment contracts (“GIC”) [4]	30
Other [5]	23,712
General account contractholder obligations	$49,169

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

[3]
Relates to annuities that are recorded in the general account (under U.S. GAAP), although these annuities are held in a statutory separate account, as the contractholders are subject to the Company's credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value greater than or equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2013 Form 10-K Annual Report.
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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $1 billion in dividends in 2014 without prior approval from the applicable insurance commissioner. With respect to dividends to its parent, the Company’s dividend limitation under the holding company laws of Connecticut is $919 in 2014. However, because the Company’s earned statutory surplus was negative as of December 31, 2013, the Company is not permitted to pay any dividends to its parent in 2014 without prior approval from the Connecticut Insurance Commissioner.
Effective March 3, 2014, The Hartford made HLA the single nationwide underwriting company for its Group Benefits business by capitalizing HLA to support the Group Benefits business and separating it from the legal entities that support the Talcott Resolution operating segment. On January 30, 2014, The Hartford received approval from the State of Connecticut Insurance Department ("CTDOI") for HLAI and HLIC to dividend approximately $800 of cash and invested assets to HLA and this dividend was paid on February 27, 2014.   All of the issued and outstanding equity of the Company was then distributed from HLA to Hartford Life, Inc. As a result, HLIC has no remaining ordinary dividend capacity for the twelve months following this transaction. Any additional dividends from HLIC in 2014 would be extraordinary in nature and require prior approval from the CTDOI.
Cash Flows

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$881	$309
Net cash provided by (used for) investing activities	$572	$1,424
Net cash used for financing activities	$(1,307)	$(2,154)
Cash – end of period	$599	$920
Net cash provided by operating activities increased in 2014 mainly due to an increase in changes in payables, accruals and other activity of approximately $900.
Net cash provided by investing activities in 2014 primarily relates to net proceeds of available-for-sale securities of $725, partially offset by change in short-term investments of $159. Net cash provided by investing activities in 2013 primarily relates to net proceeds of available -for-sale securities of $1.7 billion, net proceeds from businesses sold of $460, and net proceeds from mortgage loans of $76, partially offset by net payments on derivatives of $742.
Net cash used for financing activities in 2014 relates to a net capital contribution of $795, and net outflows on investment and universal life-type contracts of $506. Net cash used for financing activities in 2013 relates to a net capital contributions of $1.2 billion, fee repayment to recapture affiliate reinsurance of $347, decrease in securities loaned or sold of $274, and net outflows on investment and universal life-type contracts of $293.
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
On March 6, 2014, Moody’s Investors Service (“Moody’s) affirmed the debt ratings of The Hartford Financial Services Group, Inc. and the insurance financial strength ratings of its property and casualty subsidiaries and Hartford Life and Accident Insurance Company. The outlook on these entities was changed to positive from stable. Moody’s downgraded the insurance financial strength rating of Hartford Life Insurance Company to Baa2 from A3. Moody’s affirmed the insurance financial strength rating of Hartford Life and Annuity Insurance Company. The outlook for Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company is stable.
On April 22, 2014, Fitch downgraded the insurer financial strength rating of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company to BBB+ from A- with a stable outlook.

The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 23, 2014:

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Life Insurance Company	A-	BBB+	BBB+	Baa2
Hartford Life and Annuity Insurance Company	A-	BBB+	BBB+	Baa2
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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $4.6 billion as of March 31, 2014 and $5 billion as of December 31, 2013, respectively. The statutory surplus amount as of December 31, 2013 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2014, is an estimate, as the first quarter 2014 statutory filings have not yet been made.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company’s 2013 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's of the Company’s 2013 Form 10-K Annual Report is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2014.
Changes in internal control over financial reporting
On January 1, 2013, The Hartford implemented a new enterprise general ledger designed to create a simplified and standardized financial reporting environment while enhancing management's decision effectiveness and improving the control environment surrounding financial data and information. Effective January 1, 2014, the Company began accounting and reporting from the enterprise general ledger.

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

Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS

See Exhibits Index on page	73

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
May 2, 2014

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014
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