Form 10-Q
period 2014-06-30
HARTFORD LIFE INSURANCE CO
filed 2014-07-31
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of July 31, 2014, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2013 Form 10-K Annual Report and Part II, Item 1A, Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. These important risks and uncertainties include:

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

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;

•	losses due to nonperformance or defaults by others including reinsurers, sourcing partners, derivative counterparties and other third parties;

•	the potential for further acceleration of deferred policy acquisition cost amortization;

•	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;

•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;

•	the possibility of a pandemic, or other natural or man-made disaster that may adversely affect our businesses;

•	the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and changes in stockholder’s equity, and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2014 (except for Note 20, as to which the date is June 23, 2014), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 31, 2014

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2014	2013	2014	2013
	(Unaudited)
Revenues
Fee income and other	$314	$357	$631	$710
Earned premiums	52	41	(71)	80
Net investment income	380	436	787	868
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(3)	(7)	(11)	(24)
OTTI losses recognized in other comprehensive income	—	4	1	8
Net OTTI losses recognized in earnings	(3)	(3)	(10)	(16)
Net realized capital gains on business dispositions	—	1	—	1,561
Other net realized capital gains (losses)	653	(603)	554	(707)
Total net realized capital gains (losses)	650	(605)	544	838
Total revenues	1,396	229	1,891	2,496
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	415	413	669	869
Amortization of deferred policy acquisition costs and present value of future profits	22	27	54	71
Insurance operating costs and other expenses	386	(171)	552	(414)
Reinsurance loss on dispositions, including reduction in goodwill of $250 for the six months ended June 30, 2013	—	(1)	—	1,491
Dividends to policyholders	3	3	2	8
Total benefits, losses and expenses	826	271	1,277	2,025
Income (loss) from continuing operations before income taxes	570	(42)	614	471
Income tax expense (benefit)	171	(53)	158	93
Income from continuing operations, net of tax	399	11	456	378
Loss from discontinued operations, net of tax	—	(46)	—	(27)
Net income (loss)	399	(35)	456	351
Net income (loss) attributable to noncontrolling interest	(1)	—	—	6
Net income (loss) attributable to Hartford Life Insurance Company	$400	$(35)	$456	$345

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2014	2013	2014	2013
	(Unaudited)
Comprehensive Income
Net income	$399	$(35)	$456	$351
Other comprehensive income (loss):
Change in net unrealized gain/loss on securities	256	(497)	571	(1,289)
Change in net gain/loss on cash-flow hedging instruments	3	(61)	1	(137)
Change in foreign currency translation adjustments	1	—	—	(41)
Total other comprehensive income/(loss)	260	(558)	572	(1,467)
Total comprehensive income/(loss)	659	(593)	1,028	(1,116)
Less: comprehensive income attributable to noncontrolling interest	$(1)	—	—	6
Total comprehensive income/(loss) attributable to Hartford Life Insurance Company	$660	(593)	$1,028	$(1,122)
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $24,597 and $27,188) (includes variable interest entity assets, at fair value, of $0 and $12)	$26,720	$28,163
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $123 and $131)	319	791
Equity securities, trading, at fair value (cost of $11 and $10)	12	12
Equity securities, available-for-sale, at fair value (cost of $336 and $362)	340	372
Mortgage loans (net of allowance for loan losses of $16 and $12)	3,226	3,470
Policy loans, at outstanding balance	1,418	1,416
Limited partnerships, and other alternative investments (includes variable interest entity assets of $3 and $4)	1,349	1,329
Other investments	190	270
Short-term investments (includes variable interest entity assets, of $17 as of June 30, 2014)	2,080	1,952
Total investments	35,654	37,775
Cash (includes variable interest entity assets, at fair value, of $6 and $0)	300	446
Premiums receivable and agents’ balances	34	33
Reinsurance recoverables	19,980	19,794
Deferred policy acquisition costs and present value of future profits	596	689
Deferred income taxes, net	1,583	2,110
Other Assets	1,192	994
Separate account assets	141,510	140,874
Total assets	$200,849	$202,715
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$13,519	$12,874
Other policyholder funds and benefits payable	32,920	36,856
Other liabilities (including variable interest entity liabilities of $27 and $35)	3,408	3,872
Separate account liabilities	141,510	140,874
Total liabilities	191,357	194,476
Commitments and Contingencies (Note 9)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	7,184	6,959
Accumulated other comprehensive income, net of tax	1,146	574
Retained earnings	1,156	700
Total stockholder’s equity	9,492	8,239
Total liabilities and stockholder’s equity	$200,849	$202,715
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interest	Total Stockholder’s Equity
	(Unaudited)
Six Months Ended June 30, 2014
Balance, beginning of period	$6	$6,959	$574	$700	$—	$8,239
Capital contributions from parent		225	—			225
Net income				456	—	456
Total other comprehensive income			572			572
Balance, end of period	$6	$7,184	$1,146	$1,156	$—	$9,492

Six Months Ended June 30, 2013
Balance, beginning of period	$6	$8,155	$1,987	$235	$—	$10,383
Capital contributions to parent		(1,196)				(1,196)
Net income				345	6	351
Change in non-controlling interest ownership					(6)	(6)
Total other comprehensive loss			(1,467)			(1,467)
Balance, end of period	$6	$6,959	$520	$580	$—	$8,065

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2014	2013
	(Unaudited)
Operating Activities
Net income	$456	$351
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	54	71
Additions to deferred policy acquisition costs and present value of future profits	(9)	(5)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	422	10
Reinsurance recoverables	147	(214)
Receivables and other assets	(30)	(375)
Payables and accruals	(224)	(517)
Accrued and deferred income taxes	20	396
Net realized capital (gains) losses	(544)	(838)
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	—	(172)
Net decrease in equity securities, trading	—	171
Reinsurance loss on dispositions	—	1,491
Depreciation and amortization	(6)	33
Other, net	(72)	(9)
Net cash provided by operating activities	214	393
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	5,585	7,405
Fixed maturities, fair value option	279	49
Equity securities, available-for-sale	51	55
Mortgage loans	148	185
Partnerships	53	69
Payments for the purchase of:
Fixed maturities, available-for-sale	(3,877)	(5,455)
Fixed maturities, fair value option	(190)	(95)
Equity securities, available-for-sale	(42)	(57)
Mortgage loans	(34)	(145)
Partnerships	(38)	(43)
Proceeds from business sold	—	460
Change in derivatives, net	(137)	(1,132)
Change in policy loans, net	3	(2)
Change in short-term investments, net	(486)	636
Change in all other, net	35	(36)
Net cash provided by investing activities	1,350	1,894
Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,803	4,203
Withdrawals and other deductions from investment and universal life-type contracts	(11,014)	(12,940)
Net transfers from separate accounts related to investment and universal life-type contracts	6,233	8,065
Net (decrease) increase in securities loaned or sold under agreements to repurchase	42	(609)
Capital contributions	225	(1,200)
Fee to recapture affiliate reinsurance	—	(347)
Net repayments at maturity or settlement of consumer notes	(6)	(51)
Net cash used for financing activities	(1,717)	(2,879)
Transfer of cash to held for sale	—	(103)
Foreign exchange rate effect on cash	7	(2)
Net increase (decrease) in cash	(146)	(697)
Cash — beginning of period	446	1,342
Cash — end of period	$300	$645
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	(52)	$(119)
Noncash capital contributions received	—	4

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
On June 30, 2014, HLI completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK") to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company. Upon closing HLIKK recaptured certain risks reinsured to the Company and Hartford Life and Annuity Insurance Company ("HLAI"), a wholly owned subsidiary of the Company, by terminating intercompany agreements. The Buyer is responsible for all liabilities related to the recaptured business. However, HLAI will continue to provide reinsurance for approximately $1.1 billion of fixed payout annuities related to the Japan 3Win product formerly written by HLIKK. For further discussion of this transaction, see Note 5 - Reinsurance and Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Effective April 1, 2014, The Company terminated its modco and coinsurance with funds withheld reinsurance agreement with White River Life Reinsurance ("WRR"), following receipt of approval from the State of Connecticut Insurance Department ("CTDOI") and Vermont Department of Financial Regulation. On April 30, 2014 The Hartford dissolved WRR. For further discussion of this transaction, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Effective March 3, 2014, The Hartford made Hartford Life and Accident Insurance Company ("HLA") the single nationwide underwriting company for its Group Benefits business by capitalizing HLA to support the Group Benefits business and separating it from the legal entities that support The Hartford's Talcott Resolution operating segment. On January 30, 2014, The Hartford received approval from the CTDOI for HLAI and the Company to dividend approximately $800 of cash and invested assets to HLA and this dividend was paid on February 27, 2014.  All of the issued and outstanding equity of the Company was then distributed from HLA to Hartford Life, Inc.
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
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2013 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. The accompanying Condensed Consolidated Financial Statements and Notes as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2013 Form 10-K Annual Report.
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
Future Adoption of New Accounting Standard
Revenue Recognition
In May 2014, the FASB issued updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services, and this accounting guidance is similar to current accounting for many transactions. This guidance is effective retrospectively for years beginning after December 15, 2016, with a choice of restating prior periods or recognizing a cumulative effect for contracts in place as of the adoption. Early adoption is not permitted. The Company has not yet determined its method for adoption or estimated the effect of the adoption on the Company’s Consolidated Financial Statements.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax expense at the U.S. federal statutory rate	$200	$(15)	$215	$165
Dividends received deduction	(26)	(31)	(52)	(63)
Foreign related investments	—	—	—	(5)
Other	(3)	(7)	(5)	(4)
Income tax expense (benefit)	$171	$(53)	$158	$93
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
The Company or one or more of subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The 2007-2009 audit, which commenced during 2010, and the 2010-2011 audit, which commenced in the fourth quarter of 2012, are both expected to conclude by the end of 2015. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years. The Company records a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. There was no deferred tax asset valuation allowance as of June 30, 2014 and December 31, 2013. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.
On July 18, 2014, the Internal Revenue Service issued Internal Revenue Code Section 446 Directive (“the Directive”) for the tax treatment of hedging gains and losses related to the hedging of variable annuity guaranteed minimum benefits such as contracts with guaranteed minimum death benefit ("GMDB") and guaranteed minimum withdrawal benefit ("GMWB") riders issued by HLIC and HLAI.  This directive will accelerate the tax deduction related to previously deferred investment hedging losses.  While the acceleration will not have a material effect on the overall consolidated deferred tax asset, it will result in a re-characterization of deferred tax assets due to a decrease in temporary differences for investment-related items and an increase in net operating loss carryovers.  In addition, a portion of deferred tax benefits will become a current tax receivable which will increase statutory surplus, primarily of HLAI.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Dispositions

Sale of Hartford Life International Limited ("HLIL")
On December 12, 2013, the Company completed the sale of HLIL, an indirect wholly-owned subsidiary of the Company, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited ("HLL"), a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $51 upon disposition for the three and six months ended June 30, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
Upon closing, the Company reinsured $9.2 billion of policyholder liabilities and $26.3 billion of separate account liabilities under an indemnity reinsurance arrangement with MassMutual. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Retirement Plans business. The company continued to sell retirement plans during the transition period which ended on June 30, 2014. MassMutual has assumed all expenses and risks for these sales through the reinsurance agreement.
Sale of Individual Life
On January 2, 2013 HLI completed the sale of its Individual Life insurance business to Prudential for consideration of $615, consisting primarily of a ceding commission, of which $590 is attributable to the Company. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. The Company recognized a reinsurance loss on business disposition of $61, pre-tax, in 2012.
Upon closing the Company recognized an additional reinsurance loss on disposition of $927, including a reduction in goodwill of $163 offset by realized capital gains of $927 for a $0 impact on income, pretax, for the six months ended June 30, 2013. In addition, the Company reinsured $8.3 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability under the Individual Life business. The Company continued to sell life insurance products and riders during the transition period which ended on June 30, 2014. Prudential has assumed all expenses and risk for these sales through the reinsurance agreement.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $77 and $1.2 billion, respectively, for the three and six months ended June 30, 2014, and $76 and $154 for the three and six months ended June 30, 2013, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,091	$—	$1,040	$51
CDOs	1,231	—	846	385
CMBS	2,125	—	1,879	246
Corporate	16,695	—	15,962	733
Foreign government/government agencies	648	—	619	29
Municipal	981	—	929	52
RMBS	2,317	—	1,542	775
U.S. Treasuries	1,632	107	1,525	—
Total fixed maturities	26,720	107	24,342	2,271
Fixed maturities, FVO	319	—	181	138
Equity securities, trading	12	12	—	—
Equity securities, AFS	340	200	88	52
Derivative assets
Credit derivatives	24	—	24	—
Foreign exchange derivatives	(62)	—	(62)	—
Interest rate derivatives	34	—	34	—
GMWB hedging instruments	93	—	7	86
Macro hedge program	38	—	—	38
Derivative instruments formerly associated with Japan	56	—	56	—
Total derivative assets [1]	183	—	59	124
Short-term investments	2,080	506	1,574	—
Limited partnerships and other alternatives [2]	389	—	353	36
Reinsurance recoverable for GMWB	31	—	—	31
Modified coinsurance reinsurance contracts	32	—	32	—
Separate account assets [3]	138,683	98,556	39,314	813
Total assets accounted for at fair value on a recurring basis	$168,789	$99,381	$65,943	$3,465
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$2	$—	$—	$2
Equity linked notes	(22)	—	—	(22)
Total other policyholder funds and benefits payable	(20)	—	—	(20)
Derivative liabilities
Credit derivatives	(17)	—	(17)	—
Equity derivatives	22	—	20	2
Foreign exchange derivatives	(279)	—	(279)	—
Interest rate derivatives	(345)	—	(345)	—
GMWB hedging instruments	(20)	—	(31)	11
Macro hedge program	82	—	—	82
Derivative instruments formerly associated with Japan	(2)	—	(2)	—
Total derivative liabilities [4]	(559)	—	(654)	95
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(581)	$—	$(654)	$73

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,129	$—	$1,021	$108
CDOs	1,448	—	1,020	428
CMBS	2,347	—	1,987	360
Corporate	16,917	—	16,127	790
Foreign government/government agencies	1,177	—	1,139	38
Municipal	965	—	916	49
RMBS	2,431	—	1,633	798
U.S. Treasuries	1,749	1,077	672	—
Total fixed maturities	28,163	1,077	24,515	2,571
Fixed maturities, FVO	791	—	613	178
Equity securities, trading	12	12	—	—
Equity securities, AFS	372	207	114	51
Derivative assets
Credit derivatives	9	—	11	(2)
Foreign exchange derivatives	14	—	14	—
Interest rate derivatives	(57)	—	(57)	—
GMWB hedging instruments	26	—	(42)	68
Macro hedge program	109	—	—	109
International program hedging instruments	171	—	173	(2)
Total derivative assets [1]	272	—	99	173
Short-term investments	1,952	228	1,724	—
Limited partnerships and other alternative investments [2]	468	—	414	54
Reinsurance recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB	(465)	—	—	(465)
Modified coinsurance reinsurance contracts	67	—	67	—
Separate account assets [3]	138,482	99,917	37,828	737
Total assets accounted for at fair value on a recurring basis	$170,114	$101,441	$65,374	$3,299
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(576)	$—	$—	$(576)
Equity linked notes	(18)	—	—	(18)
Total other policyholder funds and benefits payable	(594)	—	—	(594)
Derivative liabilities
Credit derivatives	11	—	7	4
Equity derivatives	18	—	16	2
Foreign exchange derivatives	(382)	—	(382)	—
Interest rate derivatives	(319)	—	(295)	(24)
GMWB hedging instruments	15	—	(63)	78
Macro hedge program	30	—	—	30
International program hedging instruments	(198)	—	(139)	(59)
Total derivative liabilities [4]	(825)	—	(856)	31
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,421)	$—	$(856)	$(565)

[1]
Includes over-the-counter("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of June 30, 2014 and December 31, 2013, $203 and $120, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	As of June 30, 2014 and December 31, 2013, excludes approximately $2.8 billion and $2.4 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2014 and December 31, 2013, 97% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analysis of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. The Company performs various controls on derivative valuations which include both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives as well as for any existing deals with a market value greater than $10 and all new deals during the month. In addition, on a daily basis, market valuations are compared to counterparty valuations for OTC derivatives. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
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

	As of June 30, 2014
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$246	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	74bps	2,418bps	300bps	Decrease
Corporate [3]	389	Discounted cash flows	Spread	108bps	703bps	234bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	181bps	181bps	181bps	Decrease
RMBS	775	Discounted cash flows	Spread	49bps	1,633bps	183bps	Decrease
			Constant prepayment rate	—%	10%	3%	Decrease [4]
			Constant default rate	1%	22%	7%	Decrease
			Loss severity	—%	100%	78%	Decrease
	As of December 31, 2013
CMBS	$360	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99bps	2,511bps	446bps	Decrease
Corporate [3]	398	Discounted cash flows	Spread	119bps	5,594bps	332bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184bps	184bps	184bps	Decrease
RMBS	798	Discounted cash flows	Spread	62bps	1,748bps	245bps	Decrease
			Constant prepayment rate	—%	10%	3%	Decrease [4]
			Constant default rate	1%	22%	8%	Decrease
			Loss severity	—%	100%	80%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of June 30, 2014
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
GMWB hedging instruments
Equity options	33	Option model	Equity volatility	19%	32%	Increase
Customized swaps	64	Discounted cash flows	Equity volatility	10%	50%	Increase
Macro hedge program
Equity options	120	Option model	Equity volatility	23%	35%	Increase
	As of December 31, 2013
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4%	4%	Increase
GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
Macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International hedging program [2]
Equity options	(66)	Option model	Equity volatility	29%	37%	Increase
Short interest rate swaptions	(12)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	48	Option model	Interest rate volatility	1%	1%	Increase

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Level 3 international program hedging instruments excludes those for which the Company based fair value on broker quotations.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, June 30, 2014, no significant adjustments were made by the Company to broker prices received.
As of June 30, 2014 and December 31, 2013, excluded from the tables above are limited partnerships and other alternative investments which total $36 and $54, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
Product Derivatives
The Company formerly offered and subsequently reinsured certain variable annuity products with U.S. GMWB riders. The Company had also formerly assumed, through reinsurance from HLIKK, GMWB, GMIB and GMAB riders.  Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

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
Effective April 1, 2014, HLAI, terminated its reinsurance agreement with an affiliated captive reinsurer and recaptured all reinsurance risks. For further information regarding this reinsurance agreement, see Note 11 -Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements .
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Living benefits required to be fair valued include guaranteed withdrawal benefits contracts. Fair values for GMWB contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claims Costs calculated based on actuarial and capital market assumptions related to projected cash flows over the lives of the contracts; Credit Standing Adjustment; and Margins representing an amount that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and requires subjectivity by the Company in determining their value.
Oversight of the Company’s valuation policies and processes for product and GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company’s valuation model as well as associated controls.

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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled as nonperformance risk. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three and six months ended June 30, 2014, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains of $2 and $39, respectively. For the three and six months ended June 30, 2013, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains/(losses) of $(33) and $215, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013 the behavior risk margin was $90 and $32, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of $7 and $10 for the three and six months ended June 30, 2014, respectively, and $0 and $2 for the three and six months ended June 30, 2013 .

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Significant unobservable inputs used in the fair value measurement of living benefits required to be fair valued and the GMWB reinsurance derivative are withdrawal utilization and withdrawal rates, lapse rates, reset elections and equity volatility. The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the Living Benefits Required to be Fair Valued and the reinsurance recoverable for GMWB. Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement, as shown in the following table.

Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization[2]	20%	100%	Increase
Withdrawal Rates [2]	—%	8%	Increase
Annuitization utilization	—%	100%	Increase
Lapse Rates [3]	—%	75%	Decrease
Reset Elections [4]	20%	75%	Increase
Equity Volatility [5]	10%	50%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Ranges represent assumed cumulative percentages of policyholders taking withdrawals and the annual amounts withdrawn.

[3]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[4]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[5]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
Generally a change in withdrawal utilization assumptions would be accompanied by a directionally opposite change in lapse rate assumptions, as the behavior of policyholders that utilize GMWB riders is typically different from policyholders that do not utilize these riders.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ended June 30, 2014, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of March 31, 2014	$35	$449	$309	$768	$30	$51	$807	$2,449	$190
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	—	1	(2)	—	—	10	9	5
Included in OCI [3]	1	6	1	7	1	2	(8)	10	—
Purchases	24	—	2	21	1	—	55	103	5
Settlements	(1)	(16)	(23)	(20)	—	—	(30)	(90)	(2)
Sales	(8)	—	(1)	(24)	(3)	(1)	(35)	(72)	(60)
Transfers into Level 3 [4]	—	—	—	77	—	—	—	77	—
Transfers out of Level 3 [4]	—	(54)	(43)	(94)	—	—	(24)	(215)	—
Fair value as of June 30, 2014	$51	$385	$246	$733	$29	$52	$775	$2,271	$138
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$—	$—	$(2)	$—	$—	$(1)	$(3)	$10

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Derivative Contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2014	$52	$1	$2	$—	$123	$133	$(40)	$—	$219
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(1)	—	—	(26)	(15)	12	—	(30)
Included in OCI [3]	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	2	—	—	2
Settlements	—	—	—	—	—	—	(5)	—	(5)
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	33	—	33
Fair value as of June 30, 2014	$52	$—	$2	$—	$97	$120	$—	$—	$219
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$(1)	$—	$—	$(26)	$(15)	$—	$—	$(42)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of March 31, 2014	$57	$(509)	$762
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(4)	533	(1)
Purchases	—	—	136
Settlements	—	7	(1)
Sales	—	—	(78)
Transfers into Level 3 [4]	—	—	3
Transfers out of Level 3 [4]	(17)	—	(8)
Fair value as of June 30, 2014	$36	$31	$813
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$(4)	$533	$1

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of March 31, 2014	$(535)	$(19)	$(554)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	596	(3)	593	—
Settlements	(59)	—	(59)	—
Fair value as of June 30, 2014	$2	$(22)	$(20)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$596	$(3)	$593	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

The tables below provide a fair value roll forward for the six months ended June 30, 2014, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2014	$108	$428	$360	$790	$38	$49	$798	$2,571	$178
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	—	9	(6)	(1)	—	9	11	14
Included in OCI [3]	3	6	(5)	25	4	4	1	38	—
Purchases	24	—	3	45	1	—	142	215	10
Settlements	(1)	(27)	(48)	(18)	(2)	—	(61)	(157)	(3)
Sales	(11)	(9)	(23)	(58)	(11)	(1)	(82)	(195)	(61)
Transfers into Level 3 [4]	—	48	—	107	—	—	—	155	—
Transfers out of Level 3 [4]	(72)	(61)	(50)	(152)	—	—	(32)	(367)	—
Fair value as of June 30, 2014	$51	$385	$246	$733	$29	$52	$775	$2,271	$138
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$—	$—	$(7)	$(2)	$—	$(1)	$(10)	$18

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Derivative Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$51	$2	$2	$(24)	$146	$139	$(61)	$—	$204
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1)	(2)	—	—	(60)	(25)	24	—	(63)
Included in OCI [3]	2	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	4	6	9	—	19
Settlements	—	—	—	—	7	—	(5)	—	2
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	24	—	—	33	—	57
Fair value as of June 30, 2014	$52	$—	$2	$—	$97	$120	$—	$—	$219
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$(1)	$(2)	$—	$(1)	$(76)	$(25)	$17	$—	$(87)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of January 1, 2014	$54	$(467)	$737
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	426	4
Purchases	16	—	265
Settlements	(12)	72	(1)
Sales	—	—	(163)
Transfers into Level 3 [4]	—	—	4
Transfers out of Level 3 [4]	(22)	—	(33)
Fair value as of June 30, 2014	$36	$31	$813
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$426	$6

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(576)	$(18)	$(594)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	670	(4)	666	—
Settlements	(92)	—	(92)	—
Fair value as of June 30, 2014	$2	$(22)	$(20)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$670	$(4)	$666	$—

The tables below provide a fair value roll forward for the three months ended June 30, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2013	$225	$565	$490	$1,096	$35	$132	$966	$3,509	$201
Total realized/unrealized gains (losses)
Included in net income [1], [2]	3	—	—	(2)	—	—	—	1	(5)
Included in OCI [3]	(7)	62	20	(15)	(4)	(10)	22	68	—
Purchases	2	25	13	27	14	—	19	100	3
Settlements	(1)	(14)	(31)	(5)	(1)	—	(36)	(88)	—
Sales	(49)	(9)	(9)	(42)	—	(13)	—	(122)	(3)
Transfers into Level 3 [4]	—	—	9	3	—	—	—	12	1
Transfers out of Level 3 [4]	(4)	—	(7)	(249)	—	—	—	(260)	—
Fair value as of June 30, 2013	$169	$629	$485	$813	$44	$109	$971	$3,220	$197
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$—	$—	$—	$(3)	$—	$—	$—	$(3)	$(6)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Derivative Contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2013	$55	$6	$27	$(53)	$329	$243	$(145)	$—	$407
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(2)	(2)	2	—	(36)	(40)	—	(78)
Included in OCI [3]	—	—	—	—	—	—	—	—	—
Purchases	7	—	—	—	—	2	(5)	—	(3)
Settlements	—	(1)	—	—	—	—	18	—	17
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	—	—	—	56	—	56
Fair value as of June 30, 2013	$62	$3	$25	$(51)	$329	$209	$(116)	$(20)	$379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$—	$(1)	$(1)	$2	$—	$(34)	$(45)	$—	$(79)

Assets	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB [6][8]	Assets Held for Sale	Separate Accounts
Fair value as of March 31, 2013	$592	—	$823
Transfers to assets held for sale	(7)	7	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(437)	—	1
Purchases	—	—	4
Settlements	77	(2)	(1)
Sales	—	—	(5)
Transfers into Level 3 [4]	—	—	4
Transfers out of Level 3 [4]	—	—	(6)
Fair value as of June 30, 2013	$225	$5	$820
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(437)	$—	$4

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7][8]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities Held for Sale	Consumer Notes
Fair value as of March 31, 2013	$(2,204)	$(10)	$(2,214)	$—	$(2)
Transfers to liabilities held for sale	32	—	32	(32)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	540	(2)	538	5	1
Settlements	(44)	—	(44)	(1)	—
Fair value as of June 30, 2013	$(1,676)	$(12)	$(1,688)	$(28)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$540	$(2)	$538	$5	1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

The tables below provide a fair value roll forward for the six months ended June 30, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(11)	(2)	14	1	—	29	31	9
Included in OCI [3]	15	98	33	(23)	(5)	(9)	37	146	—
Purchases	16	26	13	45	24	—	32	156	9
Settlements	(4)	(35)	(45)	(63)	(2)	—	(68)	(217)	(1)
Sales	(83)	(195)	(69)	(297)	(6)	(51)	(192)	(893)	(21)
Transfers into Level 3 [4]	—	23	30	59	—	—	—	112	3
Transfers out of Level 3 [4]	(13)	—	(7)	(262)	(2)	—	—	(284)	(1)
Fair value as of June 30, 2013	$169	$629	$485	$813	$44	$109	$971	$3,220	$197
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(4)	$—	$(1)	$(3)	$—	$—	$—	$(8)	$29

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Derivative Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$55	$4	$45	$(57)	$519	$286	$(75)	$—	$722
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(4)	—	(18)	4	(190)	(100)	(84)	—	(388)
Included in OCI [3]	6	—	—	—	—	—	—	—	—
Purchases	7	—	1	—	—	23	(25)	—	(1)
Settlements	—	(1)	(3)	—	—	—	12	—	8
Sales	(2)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	2	—	—	56	—	58
Fair value as of June 30, 2013	$62	$3	$25	$(51)	$329	$209	$(116)	$(20)	$379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(3)	$—	$(16)	$(1)	$(185)	$(97)	$(28)	$—	$(327)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB [6][8]	Assets Held for Sale	Separate Accounts
Fair value as of January 1, 2013	$1,081	$—	$583
Transfers to assets held for sale	(12)	12	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1,007)	(2)	16
Purchases	—	—	259
Settlements	163	(5)	(1)
Sales	—	—	(31)
Transfers into Level 3 [4]	—	—	4
Transfers out of Level 3 [4]	—	—	(10)
Fair value as of June 30, 2013	$225	$5	$820
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(1,007)	$(2)	$12

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7][8]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities Held for Sale	Consumer Notes
Fair value as of January 1, 2013	$(3,119)	$(8)	$(3,127)	$—	$(2)
Transfers to liabilities held for sale	43	—	—	(43)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	1,465	(4)	1,461	17	1
Settlements	(65)	—	(65)	(2)	—
Fair value as of June 30, 2013	$(1,676)	$(12)	$(1,688)	$(28)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$1,465	$(4)	$1,461	$17	$1

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

[6]
Includes fair value of reinsurance recoverables of approximately $107 as of June 30, 2013 related to a transaction entered into with an affiliated captive reinsurer. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information.

[7]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[8]
For the three and six months ended June 30, 2013, $(60) and $(170) were inappropriately presented as Included in OCI within the Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB and GMAB and $74 and $206 were inappropriately presented as Included in OCI within Guaranteed Living Benefits. Amounts have been rescheduled to Included in Net Income. This change in presentation of this disclosure had no impact on the Company's net income or OCI.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Fair Value Option
Included are securities that contain an embedded credit derivative with underlying credit risk primarily related to commercial and residential real estate. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The Company previously held fair value option investments in foreign government securities that aligned with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in foreign-exchange spot rates. These investments were disposed of as a consequence of the recapture of certain liabilities by HLIKK, concurrent with its sale.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Assets
Fixed maturities, FVO
Corporate	$2	$(4)	$3	$(13)
CRE CDOs	7	(6)	16	3
Foreign government	7	(37)	16	(85)
RMBS	—	—	1	—
Total realized capital gains (losses)	$16	$(47)	$36	$(95)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	June 30, 2014	December 31, 2013
Assets
Fixed maturities, FVO
ABS	$18	$3
Corporate	83	84
CDO	122	167
CMBS	13	8
Foreign government	3	494
Municipals	3	1
RMBS	77	9
U.S. Government	—	25
Total fixed maturities, FVO	$319	$791

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,418	1,418	1,416	1,476
Mortgage loans	Level 3	3,226	3,337	3,470	3,519
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	7,393	7,608	8,955	9,153
Consumer notes [2]	Level 3	75	75	82	82

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.

•
During the second quarter of 2014, the Company changed the valuation technique used to estimate the fair value of policy loans. The fair value of policy loans were determined using current loan coupon rates which reflect the current rates available under the contracts. As a result, the fair value approximates the carrying value of the policy loans. Prior to the second quarter of 2014, the fair value of policy loans were estimated by utilizing discounted cash flow calculations using U.S. Treasury interest rates based on the loan durations.

•
Fair values for mortgage loans were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.

•	Fair value for consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2014	2013	2014	2013
Gross gains on sales [1]	$54	$60	$162	$1,673
Gross losses on sales	(91)	(44)	(195)	(98)
Net OTTI losses recognized in earnings	(3)	(3)	(10)	(16)
Valuation allowances on mortgage loans	(4)	(1)	(4)	—
Japanese fixed annuity contract hedges, net [2]	(5)	1	(14)	4
Periodic net coupon settlements on credit derivatives/Japan	4	(2)	9	(5)
Results of variable annuity hedge program
GMWB derivatives, net	(6)	(31)	9	16
Macro hedge program	(15)	(47)	(25)	(132)
Total U.S. program	(21)	(78)	(16)	(116)
International Program [3]	(103)	(516)	(126)	(599)
Total results of variable annuity hedge program	(124)	(594)	(142)	(715)
GMIB/GMAB/GMWB reinsurance	528	274	579	611
Coinsurance and modified coinsurance reinsurance contracts	524	(302)	394	(701)
Other, net [4]	(233)	6	(235)	85
Net realized capital gains (losses), before-tax	$650	$(605)	$544	$838

[1]	Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses for the six months ended June 30, 2013.

[2]
Includes for the three and six months ended June 30, 2014, $(22) and $(51), respectively, and for the three and six months ended June 30, 2013, $91 and $241, respectively, the transactional foreign currency re-valuation related to the Japan fixed annuity product. Also includes for the three and six months ended June 30, 2014, $17 and $37, respectively, and for the three and six months ended June 30, 2013, $(90) and $(237), respectively, the change in value related to the derivative hedging instruments and the Japan government FVO securities.

[3]
Includes for the three and six months ended June 30, 2014, $(1) and $2, respectively, and for the three and six months ended June 30, 2013, $(17) and $(51), respectively, the transactional foreign currency re-valuation.

[4]
Other, net gains and losses include transactional foreign currency revaluation gains (losses) on the Japan 3Win fixed payout annuity liabilities reinsured from HLIKK and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the 3Win liabilities. Gains (losses) from transactional foreign currency revaluation of the reinsured 3Win liabilities were $(18) and $(46), respectively, for the three and six months ended June 30, 2014, and $72 and $189, respectively, for the three and six months ended June 30, 2013. Gains (losses) on instruments used to hedge the foreign currency exposure on the reinsured 3Win fixed payout annuities were $13 and $28, respectively, for the three and six months ended June 30, 2014, and $(54) and $(184), respectively, for the three and six months ended June 30, 2013. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the six months ended June 30, 2013. Also includes for the three and six months ended June 30, 2014 a loss of $213 related to the recapture of the GMIB/GMAB/GMWB reinsurance contracts, which is offset by gains on the termination of the embedded derivative reflected in the GMIB/GMAB/GMWB reinsurance line.

Net realized capital gains and losses from investment sales, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $(44) and $(41) for the three and six months ended June 30, 2014 and $13 and $1.6 billion for the three and six months ended June 30, 2013, respectively. Proceeds from sales of AFS securities totaled $2.2 billion and $5.6 billion for the three and six months ended June 30, 2014 and $4.0 billion and $8.8 billion for the three and six months ended June 30, 2013, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2014	2013	2014	2013
Balance, beginning of period	$(382)	$(706)	$(410)	$(813)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(3)	(3)	(8)
Securities previously impaired	(3)	—	(6)	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	29	7	59	118
Securities due to an increase in expected cash flows	5	3	9	4
Balance, end of period	$(351)	$(699)	$(351)	$(699)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,105	$21	$(35)	$1,091	$(1)	$1,172	$13	$(56)	$1,129	$(2)
CDOs [2]	1,156	103	(29)	1,231	—	1,392	98	(41)	1,448	—
CMBS	2,025	113	(13)	2,125	(2)	2,275	106	(34)	2,347	(3)
Corporate	15,026	1,741	(72)	16,695	(3)	15,913	1,196	(192)	16,917	(6)
Foreign govt./govt. agencies	616	39	(7)	648	—	1,267	27	(117)	1,177	—
Municipal	898	85	(2)	981	—	988	26	(49)	965	—
RMBS	2,258	79	(20)	2,317	(1)	2,419	60	(48)	2,431	(3)
U.S. Treasuries	1,513	120	(1)	1,632	—	1,762	1	(14)	1,749	—
Total fixed maturities, AFS	24,597	2,301	(179)	26,720	(7)	27,188	1,527	(551)	28,163	(14)
Equity securities, AFS	336	25	(21)	340	—	362	35	(25)	372	—
Total AFS securities	$24,933	$2,326	$(200)	$27,060	$(7)	$27,550	$1,562	$(576)	$28,535	$(14)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2014 and December 31, 2013.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value will be recorded in net realized capital gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2014		December 31, 2013
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,325	$1,345	$1,615	$1,639
Over one year through five years	4,940	5,302	5,328	5,535
Over five years through ten years	3,517	3,736	4,319	4,481
Over ten years	8,271	9,573	8,668	9,153
Subtotal	18,053	19,956	19,930	20,808
Mortgage-backed and asset-backed securities	6,544	6,764	7,258	7,355
Total fixed maturities, AFS	$24,597	$26,720	$27,188	$28,163
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
As of June 30, 2014, the Company did not have any exposure to credit concentration risk of a single issuer equal to or greater than 10% of the Company’s stockholder’s equity, other than U.S. government and certain U.S. government securities. As of December 31, 2013, the Company's only exposure to any concentration of credit risk of a single issuer equal to or greater than 10% of the Company’s stockholder’s equity other than the U.S. government and certain U.S. government agencies, was the Government of Japan,which represented $853, or 10% of stockholders' equity and 2% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 of Notes to Consolidated Financial Statements in the Company’s 2013 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$211	$210	$(1)	$382	$348	$(34)	$593	$558	$(35)
CDOs [1]	64	63	(1)	929	902	(28)	993	965	(29)
CMBS	46	45	(1)	377	365	(12)	423	410	(13)
Corporate	368	360	(8)	914	850	(64)	1,282	1,210	(72)
Foreign govt./govt. agencies	50	49	(1)	105	99	(6)	155	148	(7)
Municipal	12	11	(1)	82	81	(1)	94	92	(2)
RMBS	137	136	(1)	349	330	(19)	486	466	(20)
U.S. Treasuries	15	14	(1)	27	26	(1)	42	40	(2)
Total fixed maturities, AFS	903	888	(15)	3,165	3,001	(165)	4,068	3,889	(180)
Equity securities, AFS	11	8	(3)	135	117	(18)	146	125	(21)
Total securities in an unrealized loss position	$914	$896	$(18)	$3,300	$3,118	$(183)	$4,214	$4,014	$(201)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$288	$286	$(2)	$418	$364	$(54)	$706	$650	$(56)
CDOs [1]	64	63	(1)	1,185	1,144	(40)	1,249	1,207	(41)
CMBS	437	423	(14)	392	372	(20)	829	795	(34)
Corporate	2,449	2,360	(89)	799	696	(103)	3,248	3,056	(192)
Foreign govt./govt. agencies	542	501	(41)	303	227	(76)	845	728	(117)
Municipal	508	475	(33)	99	83	(16)	607	558	(49)
RMBS	922	909	(13)	475	440	(35)	1,397	1,349	(48)
U.S. Treasuries	1,456	1,442	(14)	—	—	—	1,456	1,442	(14)
Total fixed maturities, AFS	6,666	6,459	(207)	3,671	3,326	(344)	10,337	9,785	(551)
Equity securities, AFS	77	73	(4)	135	114	(21)	212	187	(25)
Total securities in an unrealized loss position	$6,743	$6,532	$(211)	$3,806	$3,440	$(365)	$10,549	$9,972	$(576)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

As of June 30, 2014, AFS securities in an unrealized loss position, consisted of 1,210 securities, primarily in the corporate sector and securities backed by commercial and residential real estate, which are depressed primarily due to an increase in interest rates and wider credit spreads since the securities were purchased. As of June 30, 2014, 92% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2014 was primarily attributable to a decrease in interest rates and tighter credit spreads.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, structured securities with exposure to commercial and residential real estate, and certain investment grade perpetual preferred securities that contain “debt-like” characteristics that are classified as equity securities, AFS. Corporate financial services and perpetual preferred securities are primarily depressed because the securities have floating-rate coupons and have long-dated maturities or are perpetual. Commercial and residential real estate securities’ current market spreads continue to be wider than spreads at the securities' respective purchase dates, even though credit spreads have continued to tighten over the past five years. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	June 30, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$3,242	$(16)	$3,226	$3,482	$(12)	$3,470

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

As of June 30, 2014, and December 31, 2013, the carrying value of mortgage loans associated with the valuation allowance was $93 and $86, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $53 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. There were no mortgage loans held-for-sale as of June 30, 2014. As of June 30, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$(12)	$(14)
(Additions)/Reversals	(4)	—
Deductions	—	2
Balance, end of period	$(16)	$(12)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 58% as of June 30, 2014, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compare a property’s net operating income to the borrower’s principal and interest payments. The Company held no delinquent commercial mortgage loans as of June 30, 2014.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2014		December 31, 2013
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$25	1.19x	$35	1.15x
65% - 80%	464	1.80x	777	1.94x
Less than 65%	2,737	2.46x	2,658	2.34x
Total commercial mortgage loans	$3,226	2.35x	$3,470	2.23x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$73	2.3%	$79	2.3%
Middle Atlantic	243	7.5%	255	7.3%
Mountain	35	1.1%	40	1.2%
New England	146	4.5%	163	4.7%
Pacific	872	27.0%	1,019	29.4%
South Atlantic	554	17.2%	548	15.8%
West North Central	15	0.5%	17	0.5%
West South Central	124	3.8%	144	4.1%
Other [1]	1,164	36.1%	1,205	34.7%
Total mortgage loans	$3,226	100.0%	$3,470	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$36	1.1%	$93	2.7%
Industrial	1,136	35.2%	1,182	34.1%
Lodging	26	0.8%	27	0.8%
Multifamily	533	16.5%	576	16.6%
Office	662	20.5%	723	20.8%
Retail	718	22.3%	745	21.5%
Other	115	3.6%	124	3.5%
Total mortgage loans	$3,226	100.0%	$3,470	100.0%
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

	June 30, 2014			December 31, 2013
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$6	$6	$—	$12	$13	$—
Investment funds [4]	140	20	125	134	20	119
Limited partnerships and other alternative investments	3	1	2	4	2	2
Total	$149	$27	$127	$150	$35	$121

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
As part of repurchase agreements and dollar roll transactions, the Company transfers collateral of U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements contain contractual provisions that require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. Repurchase agreements include master netting provisions that provide the counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, fixed maturities do not meet the specific conditions for net presentation under U.S. GAAP. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

As of June 30, 2014, the Company reported financial collateral pledged, related to dollar roll transactions, with a fair value of $43 in fixed maturities, AFS with a corresponding obligation to repurchase $43 reported in other liabilities. The Company had no outstanding dollar roll transactions as of December 31, 2013. The Company had no outstanding repurchase agreements as of June 30, 2014 and December 31, 2013.
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of June 30, 2014 and December 31, 2013 the fair value of securities on deposit was approximately $14 and $13, respectively.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also may enter into and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB benefit included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements, included in the Company’s 2013 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include the hedge program for the Company's U.S. variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting. The Company also had non-qualifying hedge programs related to the variable annuity and fixed annuity products sold in Japan that were terminated due to the recapture of reinsurance agreements with HLIKK, a former Japanese affiliate, on June 30, 2014.
The non-qualifying strategies include:
Interest rate swaps, swaptions and futures
The Company uses interest rate swaps, swaptions and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2014 and December 31, 2013 the notional amount of interest rate swaps in offsetting relationships was $4.7 billion and $4.5 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Japan 3Win fixed payout annuity hedge
The Company formerly reinsured certain variable annuity products with a GMIB through HLIKK, a former Japanese affiliate that was sold on June 30, 2014. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. The Company will continue to reinsure fixed payout annuities related to the GMIB formerly written by HLIKK. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Credit contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to credit derivatives embedded within certain fixed maturity securities which are comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Equity index swaps and options
The Company enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps and options to economically hedge the equity volatility risk associated with the equity indexed products.
GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB product is a bifurcated embedded derivative (“GMWB product derivatives”) that has a notional value equal to the guaranteed remaining balance ("GRB"). The Company uses reinsurance contracts to transfer a portion of its risk of loss due to GMWB. The reinsurance contracts covering GMWB (“GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
The Company utilizes derivatives (“GMWB hedging instruments”) as part of an actively managed program designed to hedge a portion of the capital market risk exposures of the non-reinsured GMWB riders due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options and futures, on certain indices including the S&P 500 index, EAFE index and NASDAQ index. The following table presents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Customized swaps	$7,514	$7,839	$64	$74
Equity swaps, options, and futures	4,104	4,237	16	44
Interest rate swaps and futures	3,925	6,615	(7)	(77)
Total	$15,543	$18,691	$73	$41
Macro hedge program
The Company utilizes equity options, swaps and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the GMDB and GMWB obligations. The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Equity options and swaps	4,374	9,934	120	139
Foreign currency options	874	—	—	—
Total	$5,248	$9,934	$120	$139

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Hedge programs formerly associated with Japan
The Company formerly reinsured certain fixed annuity contracts and variable annuity products with a GMWB or a GMAB through reinsurance agreements with HLIKK, a former Japanese affiliate. HLIKK was sold by HLI on June 30, 2014, and concurrent with the sale, HLIKK recaptured certain risks reinsured to the Company, including risks associated with GMIB, GMAB and GMWB contracts, which had been accounted for as derivatives ("GMIB, GMAB, and GMWB reinsurance contracts"). For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. For further information on the GMIB, GMAB, and GMWB reinsurance contracts, see Note 5 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements included in the Company's 2013 Form 10-K Annual Report.
As of June 30, 2014, by either terminating or offsetting open derivative positions, the Company effectively terminated the hedge program associated with the currency and interest rate risk related to the reinsured Japan fixed annuity product ("Japan fixed annuity hedging instruments") and the hedge program associated with the capital market impacts related to the reinsured guaranteed benefits within the Japan variable annuity contracts ("International program hedging instruments"). For further information on the former Japan fixed annuity hedging instruments and hedge program associated with the Japan variable annuity product, see Note 5 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements included in the Company's 2013 Form 10-K Annual Report. Although the hedge programs have been effectively terminated as of June 30, 2014, derivative positions relating to foreign currency forwards and equity index swaps remain. For the positions that remain, the Company has executed offsetting positions to neutralize exposure (“Derivative instruments formerly associated with Japan"), the majority of which will expire by year-end. The total notional amount of these positions as of June 30, 2014 is $18.0 billion and consists of $8.9 billion related to long positions and $9.1 billion related to short positions.
The following table represents notional and fair value amounts that were associated with the international program hedging instruments as of December 31, 2013

	December 31, 2013
	Notional Amount	Fair Value
Credit derivatives	$350	$5
Currency forwards [1]	8,778	24
Currency options	8,408	(58)
Equity futures	999	—
Equity options	1,022	(63)
Equity swaps	3,830	(95)
Customized swaps	—	—
Interest rate futures	566	—
Interest rate swaps and swaptions	33,072	160
Total	$57,025	$(27)

[1]	As of December 31, 2013 net notional amounts were $(1.6) billion which included $3.6 billion related to long positions and $5.2 billion related to short positions.
Coinsurance and modified coinsurance reinsurance contracts
During 2010, a subsidiary entered into a coinsurance with funds withheld and modified coinsurance reinsurance agreement with an affiliated captive reinsurer, which creates an embedded derivative. In addition, provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which is accounted for as an embedded derivative. Additional provisions of this agreement cede variable annuity GMIB, GMAB and GMWB contracts reinsured by the Company that had been assumed from HLIKK and were accounted for as a free-standing derivative. Effective April 1, 2014, this agreement was terminated. For further information on this transaction, refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
As of June 30, 2014 and December 31, 2013 the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
Cash flow hedges
Interest rate swaps	$2,792	$3,215	$33	$16	$37	$49	$(4)	$(33)
Foreign currency swaps	143	143	(9)	(5)	2	2	(11)	(7)
Total cash flow hedges	2,935	3,358	24	11	39	51	(15)	(40)
Fair value hedges
Interest rate swaps	27	1,261	—	(24)	—	2	—	(26)
Total fair value hedges	27	1,261	—	(24)	—	2	—	(26)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,843	4,633	(344)	(368)	231	123	(575)	(491)
Foreign exchange contracts
Foreign currency swaps and forwards	104	118	(6)	(4)	6	6	(12)	(10)
Japan 3Win fixed payout annuity hedge	1,571	1,571	(326)	(354)	—	—	(326)	(354)
Japanese fixed annuity hedging instruments	—	1,436	—	(6)	—	88	—	(94)
Credit contracts
Credit derivatives that purchase credit protection	249	243	(10)	(4)	—	—	(10)	(4)
Credit derivatives that assume credit risk [1]	1,090	1,507	19	27	20	28	(1)	(1)
Credit derivatives in offsetting positions	2,278	3,501	(1)	(3)	24	35	(25)	(38)
Equity contracts
Equity index swaps and options	150	131	(2)	(2)	22	18	(24)	(20)
Variable annuity hedge program
GMWB product derivatives [2]	19,596	21,512	2	(36)	15	—	(13)	(36)
GMWB reinsurance contracts	4,042	4,508	31	29	31	29	—	—
GMWB hedging instruments	15,543	18,691	73	41	227	333	(154)	(292)
Macro hedge program	5,248	9,934	120	139	149	178	(29)	(39)
International program hedging instruments	—	57,025	—	(27)	—	649	—	(676)
Other
GMIB, GMAB, and GMWB reinsurance contracts	—	11,999	—	(540)	—	—	—	(540)
Coinsurance and modified coinsurance reinsurance contracts	1,280	29,423	32	(427)	32	383	—	(810)
Derivative instruments formerly associated with Japan [3]	18,026	—	54	—	151	—	(97)	—
Total non-qualifying strategies	74,020	166,232	(358)	(1,535)	908	1,870	(1,266)	(3,405)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$76,982	$170,851	$(334)	$(1,548)	$947	$1,923	$(1,281)	$(3,471)
Balance Sheet Location
Fixed maturities, available-for-sale	$199	$196	$1	$(1)	$1	$—	$—	$(1)
Other investments	24,988	40,564	183	272	399	721	(216)	(449)
Other liabilities	26,820	62,590	(559)	(825)	469	789	(1,028)	(1,614)
Consumer notes	8	9	(2)	(2)	—	—	(2)	(2)
Reinsurance recoverable	5,322	33,931	63	(398)	63	413	—	(811)
Other policyholder funds and benefits payable	19,645	33,561	(20)	(594)	15	—	(35)	(594)
Total derivatives	$76,982	$170,851	$(334)	$(1,548)	$947	$1,923	$(1,281)	$(3,471)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

[3]	The notional amount consists of $8.9 billion related to long positions and $9.1 billion related to short positions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2013 was primarily due to the following:

•
The decrease in notional amount related to the international program hedging instruments resulted from the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK. However, as discussed above, a portion of the derivatives associated with the Japan business remain open as of June 30, 2014. In addition, the GMIB, GMAB, and GMWB reinsurance contracts were terminated as a result of the recapture of the related risks by HLIKK, which was concurrent with the sale. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

•
The decrease in notional amount related to coinsurance and modified coinsurance reinsurance contracts was due to the termination of certain contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For further discussion on this transaction, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

•	The decrease in notional amount related to the GMWB hedging instruments primarily resulted from portfolio re-balancing.

•	The decrease in notional amount associated with the macro hedge program was primarily driven by the expiration of certain out-of-the-money options.
Change in Fair Value
The net increase in the total fair value of derivative instruments since December 31, 2013 was primarily related to the following:

•
The change in fair value related to the coinsurance and modified coinsurance reinsurance contracts was due to the termination of certain contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative.  For discussion on this transaction, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

•
The change in fair value associated with the GMIB, GMAB, and GMWB reinsurance contracts and the international program hedging instruments resulted from the sale of HLIKK and concurrent recapture of the associated risks by HLIKK. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

•
The change in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by improving equity markets for the GMWB product and declining interest rates for the hedging derivatives.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

As of June 30, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$868	$731	$183	$(46)	$43	$94

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,244)	$(696)	$(559)	$11	$(769)	$221

As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,510	$1,290	$272	$(52)	$121	$99

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,063)	$(1,308)	$(825)	$70	$(826)	$71

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.

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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Interest rate swaps	$20	$(84)	$30	$(126)	$—	$(2)	$(1)	$(2)
Foreign currency swaps	(2)	5	(3)	6	—	—	—	—
Total	$18	$(79)	$27	$(120)	$—	$(2)	$(1)	$(2)

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three months ended June 30,		Six months ended June 30,
	Location	2014	2013	2014	2013
Interest rate swaps	Net realized capital gain/(loss)	$—	$2	$1	$66
Interest rate swaps	Net investment income	3	15	26	29
Foreign currency swaps	Net realized capital gain/(loss)	—	1	—	(2)
Total		$3	$18	$27	$93
As of June 30, 2014 the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $41. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows.
During the three and six months ended June 30, 2014 and June 30, 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$(1)	$1	$16	$(22)	$(2)	$2	$22	$(30)
Foreign currency swaps
Net realized capital gain/(loss)	—	—	—	—	—	—	(2)	2
Benefits, losses and loss adjustment expenses	—	—	—	—	—	—	(1)	1
Total	$(1)	$1	$16	$(22)	$(2)	$2	$19	$(27)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(2)	$(18)	$(1)	$(8)
Foreign exchange contracts
Foreign currency swaps and forwards	1	5	2	5
Japan 3Win fixed payout annuity hedge [1]	13	(54)	28	(184)
Japanese fixed annuity hedging instruments [2]	10	(55)	22	(156)
Credit contracts
Credit derivatives that purchase credit protection	(3)	(4)	(6)	(9)
Credit derivatives that assume credit risk	11	11	11	20
Equity contracts
Equity index swaps and options	1	(2)	1	(16)
Variable annuity hedge program
GMWB product derivatives	55	192	91	648
GMWB reinsurance contracts	(7)	(32)	(11)	(92)
GMWB hedging instruments	(54)	(191)	(71)	(540)
Macro hedge program	(15)	(47)	(25)	(132)
International program hedging instruments	(103)	(516)	(126)	(599)
Other
GMIB, GMAB, and GMWB reinsurance contracts	528	274	579	611
Coinsurance and modified coinsurance reinsurance contracts	524	(302)	394	(701)
Total [3]	$959	$(739)	$888	$(1,153)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(18) and $72 for the three months ended June 30, 2014 and 2013, respectively and $(46) and $189, for the six months ended June 30, 2014 and 2013, respectively.

[2]
 The associated liability is adjusted for changes in spot rates through realized capital gains and was $(22) and $91 for the three months ended June 30, 2014 and 2013, respectively, and $(51) and $241, for the six months ended June 30, 2014 and 2013, respectively.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

For the three months and six months ended June 30, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain on the coinsurance and modified coinsurance reinsurance contracts is primarily due to the termination of certain contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination, refer to Note 5 - Reinsurance, and Note 11 - Transactions with Affiliates of the Notes to the Condensed Consolidated Financial Statements.

•
The net gain on the GMIB, GMAB, and GMWB reinsurance contracts was driven by the sale of HLIKK and concurrent recapture of the associated risks by HLIKK. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

•	The net gain related to the Japan 3Win fixed payout annuity hedge was driven by an appreciation of the Japanese yen in relation to the U.S. dollar.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

•	The net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and declines in volatility levels and interest rates.

•	The net loss on the macro hedge program was primarily due to an improvement in domestic equity markets and lower equity volatility.
In addition, for the three and six months ended June 30, 2014, the Company received gains of $4 and $11, respectively, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivatives receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three months and six months ended June 30, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net losses associated with the international program hedging instruments were primarily driven by an improvement in global equity markets, depreciation of the Japanese yen in relation to the euro and the U.S. dollar, and an increase in Japanese interest rates.

•
The net gains on derivatives associated with GMAB, GMWB, and GMIB reinsurance contracts, which were reinsured to an affiliated captive reinsurer, were primarily due to an improvement in global and domestic equity markets and a depreciation of the Japanese yen.

•
The net losses on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument, primarily offset the net gains on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 11 - Transactions with Affiliates for more information on this transaction.

•
The net losses related to the Japanese fixed annuity hedging instruments and the Japan 3Win fixed payout annuity hedges were primarily due to depreciation of the Japanese yen in relation to the U.S. dollar.

•
For the three months ended June 30, 2013 the net loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of an increase in interest rates, and an increase in fees for selected GMWB riders, partially offset by gains driven by favorable policyholder behavior. For the six months ended June 30, 2013 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by favorable policyholder behavior, partially offset by an increase in interest rates, and an increase fees for selected GMWB riders.

For additional disclosures regarding contingent credit related features in derivative agreements, see Note 9 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2014 and December 31, 2013.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

 As of June 30, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$173	$3	3 years	Corporate Credit/ Foreign Gov.	BBB+	$162	$(3)
Below investment grade risk exposure	4	—	1 year	Corporate Credit	CCC	4	—
Basket credit default swaps [4]
Investment grade risk exposure	1,498	24	4 years	Corporate Credit	BBB+	716	(9)
Below investment grade risk exposure	33	3	5 years	Corporate Credit	B	—	—
Investment grade risk exposure	296	(3)	5 years	CMBS Credit	AA	182	2
Below investment grade risk exposure	75	(10)	3 years	CMBS Credit	CCC+	75	10
Embedded credit derivatives
Investment grade risk exposure	150	146	3 years	Corporate Credit	A-	—	—
Total [5]	$2,229	$163				$1,139	$—
 As of December 31, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$735	$6	2 years	Corporate Credit/ Foreign Gov.	A	$592	$(4)
Below investment grade risk exposure	24	—	1 year	Corporate Credit	CCC	25	—
Basket credit default swaps [4]
Investment grade risk exposure	1,912	25	3 years	Corporate Credit	BBB+	784	(10)
Below investment grade risk exposure	87	8	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	235	(5)	3 years	CMBS Credit	A	235	5
Below investment grade risk exposure	115	(18)	3 years	CMBS Credit	B-	115	18
Embedded credit derivatives
Investment grade risk exposure	150	145	3 years	Corporate Credit	BBB+	—	—
Total [5]	$3,258	$161				$1,751	$9

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

[4]
Includes $1.9 billion and $2.3 billion as of June 30, 2014 and December 31, 2013, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2014 and December 31, 2013 the Company pledged securities collateral associated with derivative instruments with a fair value of $781 and $865, respectively, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. The Company also pledged cash collateral associated with derivative instruments with a fair value of $80 and $290, respectively, as of June 30, 2014 and December 31, 2013 which have been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2014 and December 31, 2013 the Company accepted cash collateral associated with derivative instruments with a fair value of $5 and $171, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of June 30, 2014 and December 31, 2013 of $43 and $121, respectively, of which the Company has the ability to sell or repledge $43 and $117, respectively. As of June 30, 2014 and December 31, 2013 the fair value of repledged securities totaled $0 and $39, respectively, and the Company did not sell any securities. In addition, as of June 30, 2014 and December 31, 2013 non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

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
Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. HLAI will continue to provide reinsurance for approximately $1.1 billion of fixed payout annuities related to the 3Win product formerly written by HLIKK. For further discussion of this transaction, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
The Company entered into two reinsurance transactions in connection with the sales of its Retirement Plans and Individual Life businesses in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $209 and $416 for three and six months ended June 30, 2014, respectively, and $238 and $469 for the three and six months ended June 30, 2013, respectively. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.
The Company maintains a reinsurance agreement with HLA, whereby the Company cedes group life, accident and health risks. Under the treaty, the Company ceded group life premium of $20 and $42 for the three and six months ended June 30, 2014, respectively, and $17 and $24 for the three and six months ended June 30, 2013, respectively. The Company ceded accident and health premiums to HLA of $60 and $279, respectively, and $41 and $83 for three and six months ended June 30, 2013, respectively.
Until April 1, 2014, HLAI had a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer. Under this agreement, the Company ceded $5 for the six months ended June 30, 2014, and $8 and $18 for the three and six months ended June 30, 2013, respectively. For further information regarding the WRR reinsurance agreement, see Note 11 -Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Reinsurance Recoverables
The Company's reinsurance recoverables are summarized as follows:

	As of June 30,	As of December 31,
	2014	2013
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$18,485	$18,969
Other reinsurers	1,495	825
Gross reinsurance recoverables	$19,980	$19,794
As of June 30, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.8 billion and $9.7 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of June 30, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.8 billion and $8.2 billion, respectively. As of June 30, 2014, the net reinsurance recoverables from Prudential represents approximately 16% of the Company's consolidated stockholders' equity. As of June 30, 2014, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
Insurance revenues
Net income, earned premiums and other were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross fee income, earned premiums and other	$819	$830	$1,641	$1,667
Reinsurance assumed	19	32	37	35
Reinsurance ceded	(472)	(464)	(1,118)	(912)
Fee income, earned premiums and other	$366	$398	$560	$790

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in the Deferred Policy Acquisition Costs ('DAC") and present value of future profits balances are as follows:

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$689	$3,072
Deferred costs	9	5
Amortization — DAC	(55)	(68)
Amortization — Unlock benefit (charge), pre-tax	1	(3)
Amortization — DAC related to business dispositions [1] [2]	—	(2,229)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(48)	53
Balance, end of period	$596	$830

[1]
Includes accelerated amortization of $352 and $2,374 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in the six months ended June 30, 2013. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

[2]
Includes previously unrealized gains on securities AFS of $148 and $349 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in the six months ended June 30, 2013.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB and UL secondary guarantee benefits are as follows:

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2014	$849	$1,802
Incurred	89	115
Paid	(57)	—
Unlock	(24)	—
Liability balance as of June 30, 2014	$857	$1,917
Reinsurance recoverable asset, as of January 1, 2014	$533	$1,802
Incurred	52	115
Paid	(44)	—
Unlock	(14)	—
Reinsurance recoverable asset, as of June 30, 2014	$527	$1,917

	GMDB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$944	$363
Incurred	98	185
Paid	(92)	—
Unlock	(76)	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	1,143
Currency translation adjustment	(2)	—
Liability balance as of June 30, 2013	$872	$1,691
Reinsurance recoverable asset, as of January 1, 2013	$608	$21
Incurred	54	185
Paid	(54)	—
Unlock	(39)	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	1,485
Reinsurance recoverable asset, as of June 30, 2013	$569	$1,691

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table presents details concerning GMDB exposure as of June 30, 2014:

Individual Variable Annuity Account Value by GMDB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$18,744	$2,728	$463	70
With 5% rollup [2]	1,553	211	59	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,698	634	87	68
With 5% rollup & EPB	573	118	26	71
Total MAV	25,568	3,691	635
Asset Protection Benefit (APB) [4]	17,205	215	147	68
Lifetime Income Benefit (LIB) – Death Benefit [5]	704	7	7	67
Reset [6] (5-7 years)	3,194	53	52	69
Return of Premium [7] /Other	11,679	58	50	68
Subtotal U.S. GMDB	58,350	4,024	891	68
Less: General Account Value with U.S. GMDB	4,159
Subtotal Separate Account Liabilities with GMDB	54,191
Separate Account Liabilities without U.S. GMDB	87,319
Total Separate Account Liabilities	$141,510

[1]	MAV: the GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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
Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	June 30, 2014	December 31, 2013
Equity securities (including mutual funds)	$49,929	$52,858
Cash and cash equivalents	4,262	4,605
Total	$54,191	$57,463
As of June 30, 2014 and December 31, 2013, approximately 17% of the equity securities above were invested in fixed income securities through these mutual funds and approximately 83% were invested in equity securities through these funds.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements

Changes in sales inducement activity are as follows:

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$36	$118
Amortization — Unlock	2	(1)
Amortization charged to income	(4)	(3)
Amortization related to business dispositions [1]	—	(71)
Balance, end of period	$34	$43

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2014, is $687. Of this $687 the legal entities have posted collateral of $835 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2014, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
On March 6, 2014, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to Baa2. Given this downgrade action, termination rating triggers of four derivative counterparty relationships were impacted. The counterparties have the right to terminate the relationships and would have to settle the outstanding derivatives as a result of exercising the termination right. The Company has re-negotiated the rating triggers with one counterparty, and is in the process of re-negotiating the rating triggers with the remaining three counterparties which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of June 30, 2014, the notional amount and fair value related to this counterparty is $2.6 billion and $(47), respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Stock Compensation Plans

The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense, after tax of $5 and $2 for the three months ended June 30, 2014 and 2013. The Company did not capitalize the cost of stock-based compensation.

11. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2014 and December 31, 2013, the Company had $54 of reserves for claim annuities purchased by affiliated entities. For the six months ended June 30, 2014 and 2013 the Company recorded earned premiums of $2 and $5, respectively, for these intercompany claim annuities. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of June 30, 2014 and June 30, 2013, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
The Company and HLAI formerly reinsured certain fixed annuity products and variable annuity product GMDB, GMIB, GMWB and GMAB riders from HLIKK, a former Japanese affiliate that was sold on June 30, 2014 to ORIX Life Insurance Corporation (for further information, see Note 1 - Basis of Presentation and Significant Accounting Policies). As of December 31, 2013, $2.6 billion, of fixed annuity account value had been assumed by the Company and HLAI. At December 31, 2013, the carrying value of the GMIB liability and the GMAB/GMWB liability was $500 and $4 respectively. There was no liability for the assumed GMDB reinsurance and the net amount at risk for the assumed GMDB reinsurance was $200 at December 31, 2013.
Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. This recapture resulted in the Company and HLAI transferring approximately $1.6 billion of assets supporting the recaptured reserves. The Company recognized a loss on this recapture of $213. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. HLAI will continue to provide reinsurance for approximately $1.1 billion of fixed payout annuities related to the 3Win product formerly written by HLIKK.
While the form of the agreement between HLAI and HLIKK for the GMWB, GMAB and GMIB riders was reinsurance, in substance and for accounting purposes the agreement was a free standing derivative. As such, the reinsurance agreement for these riders was recorded at fair value on the Company’s balance sheet, with prospective changes in fair value recorded in net realized capital gains (losses) in net income (loss). The GMDB reinsurance was accounted for as a Death Benefit and Other Insurance Benefit Reserve which was not reported at fair value.
Reinsurance Ceded to Affiliates
Until April 1, 2014, HLAI had a modified coinsurance (“modco”) and coinsurance with funds withheld reinsurance agreements with WRR. HLAI ceded to WRR variable annuity contracts, associated riders, and payout annuities written by HLAI; annuity contracts and associated riders assumed by HLAI under unaffiliated reinsurance agreements; GMAB, GMIB riders and GMDB risks assumed by HLAI from HLIKK; and, up until the sale of HLL on December 12, 2013, GMDB and GMWB riders assumed by HLAI from HLL.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Transactions with Affiliates (continued)

Under modco, the assets and the liabilities, and under coinsurance with funds withheld, the assets, associated with the reinsured business remained on the consolidated balance sheet of HLIC in segregated portfolios, and WRR received the economic risks and rewards related to the reinsured business through modco and funds withheld adjustments. These adjustments were recorded as an adjustment to operating expenses.
Effective April 1, 2014, HLAI, terminated its modco and coinsurance with funds withheld reinsurance agreement with WRR, following receipt of approval from the State of Connecticut Insurance Department ("CTDOI") and Vermont Department of Financial Regulation. As a result, the Company reclassified $310 in aggregate reserves for annuity contracts from funds withheld within Other liabilities to Other policyholder funds and benefits payable. The Company recognized a gain of $213 in the three months ended June 30, 2014 resulting from the termination of derivatives associated with the reinsurance transaction. On April 30, 2014 The Hartford dissolved WRR which resulted in WRR paying off a $655 surplus note and returning $345 in capital to The Hartford, all of which was contributed as capital to HLAI to support the recaptured risks.
The impact of the modco and coinsurance with funds withheld reinsurance agreement with WRR on the Company’s Condensed Consolidated Statements of Operations prior to termination was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,

	2013	2014	2013
Earned premiums	$(8)	$(5)	$(18)
Net realized gains (losses) [1]	(410)	(103)	(927)
Total revenues	(418)	(108)	(945)
Benefits, losses and loss adjustment expenses	3	(1)	(5)
Insurance operating costs and other expenses	(400)	(4)	(822)
Total expenses	(397)	(5)	(827)
Income (loss) before income taxes	(21)	(103)	(118)
Income tax expense (benefit)	(7)	(36)	(41)
Income from continuing operations, net of tax	$(14)	$(67)	$(77)
Income from discontinued operations, net of tax	(1)	—	(2)
Net income (loss)	$(15)	$(67)	$(79)
[1] Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Condensed Consolidated Balance Sheets include a modco reinsurance recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. As of December 31, 2013, the balance of the modco reinsurance recoverable, deposit liability and net reinsurance recoverable were $129, $638 and $495, respectively.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Restructuring and Other Costs

As a result of a strategic business realignment announced in 2012, The Hartford is currently focusing on its Property & Casualty, Group Benefits and Mutual Funds businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 12 months. For further discussion of the Company's strategic business realignment and related business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through June 30, 2014. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to June 30, 2014, and asset impairment and related charges, will be expensed as appropriate.
As of June 30, 2014, estimated restructuring and other costs, including costs incurred to date, are expected to approximate $147, pre-tax. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Severance benefits and related costs	$1	$1	$2	$7
Professional fees	—	4	—	8
Asset impairment charges	—	5	—	5
Total restructuring and other costs	$1	$10	$2	$20
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Consolidated Balance Sheets are as follows:

	Six Months Ended June 30, 2014
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$1	$—	$—	$—	$1
Accruals/provisions	2	—	—	—	2
Payments/write-offs	(3)	—	—	—	(3)
Balance, end of period	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$31	$—	$—	$—	$31
Accruals/provisions	7	8	5	—	20
Payments/write-offs	(17)	(6)	—	—	(23)
Balance, end of period	$21	$2	$5	$—	$28

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
The results of operations reflected as discontinued operations in the Condensed Consolidated Statements of Operations, consisting of amounts related to HLIL are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Revenues
Earned premiums	$—	$(2)
Fee income	—	8
Net investment income
Securities available-for-sale and other	(2)	(2)
Equity securities, trading	—	138
Total net investment income	(2)	136
Net realized capital losses	(1)	(10)
Total revenues	(3)	132
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	—	1
Benefits, losses and loss adjustment expenses - returns credited on international variable annuity	—	138
Insurance operating costs and other expenses	(11)	(33)
Total benefits, losses and expenses	(11)	106
Income before income taxes	8	26
Income tax expense	3	2
Income from operations of discontinued operations, net of tax	5	24
Net realized capital loss on disposal, net of tax	(51)	(51)
Loss from discontinued operations, net of tax	$(46)	$(27)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax and DAC, by component consist of the following:
Three months ended June 30, 2014

	Net Unrealized Gain on Securities	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$810	$77	$(1)	$886
OCI before reclassifications	227	5	1	233
Amounts reclassified from AOCI	29	(2)	—	27
Net OCI	256	3	1	260
Ending balance	$1,066	$80	$—	$1,146
Six months ended June 30, 2014

	Net Unrealized Gain on Securities [1]	Net Gain (Loss) on Cash-Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Total AOCI [1]
Beginning balance	$495	$79	$—	574
OCI before reclassifications	544	19	—	563
Amounts reclassified from AOCI	27	(18)	—	9
Net OCI	571	1	—	572
Ending balance	$1,066	$80	$—	$1,146
Reclassifications from AOCI consist of the following for the six months ended June 30, 2014:

	Amount Reclassified from AOCI
AOCI	Three months ended June 30, 2014	Six months ended June 30, 2014	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(44)	$(41)	Net realized capital gains (losses)
	(44)	(41)	Total before tax
	(15)	(14)	Income tax expense
	$(29)	$(27)	Net income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps	$—	$1	Net realized capital gains (losses)
Interest rate swaps	3	26	Net investment income
Foreign currency swaps	—	—	Net realized capital gains (losses)
	3	27	Total before tax
	1	9	Income tax expense
	$2	$18	Net income
Total amounts reclassified from AOCI	$(27)	$(9)	Net income

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of June 30, 2014, and its results of operations for the three months ended June 30, 2014 compared to the equivalent 2013 period. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2013 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Fee income and other	$314	$357	(12%)	$631	$710	(11%)
Earned premiums	52	41	27%	(71)	80	(189%)
Net investment income	380	436	(13%)	787	868	(9%)
Net realized capital gains (losses) [1]	650	(605)	NM	544	838	(35%)
Total revenues	1,396	229	NM	1,891	2,496	(24%)
Benefits, losses and loss adjustment expenses	415	413	—%	669	869	(23%)
Amortization of deferred policy acquisition costs and present value of future profits	22	27	(19%)	54	71	(24%)
Insurance operating costs and other expenses	386	(171)	NM	552	(414)	NM
Reinsurance loss on dispositions, including reduction in goodwill of $250 in 2013	—	(1)	(100%)	—	1,491	(100%)
Dividends to policyholders	3	3	—%	2	8	(75%)
Total benefits, losses and expenses	826	271	NM	1,277	2,025	(37%)
Income (loss) from continuing operations before income taxes	570	(42)	NM	614	471	30%
Income tax expense (benefit)	171	(53)	NM	158	93	70%
Income from continuing operations, net of tax	399	11	NM	456	378	21%
Loss from discontinued operations, net of tax	—	(46)	(100%)	—	(27)	(100%)
Net income (loss)	399	(35)	NM	456	351	30%
Net income (loss) attributable to noncontrolling interest	(1)	—	NM	—	6	(100%)
Net income (loss) attributable to Hartford Life Insurance Company	$400	$(35)	NM	$456	$345	32%

[1]	Includes net realized capital gains (losses) on business dispositions of $1,561 for the six months ended June 30, 2013.
Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
Net income increased for the three and six months ended June 30, 2014 as compared to the prior year periods. The increase in net income was primarily driven by net capital gains, excluding the impacts of the affiliate modco reinsurance agreement and gains on business dispositions partially offset by increased insurance operating costs and other expenses.
Net realized capital gains (losses), excluding the impacts of the affiliate modco reinsurance agreement and the net realized gains on business disposition, increased by $846 and $443 for the three and six months ended June 30, 2014, as compared to the prior year periods, resulting in net realized capital gains of $650 and $647, respectively. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Fee income and other for the three and six months ended June 30, 2014, decreased as compared to the prior year periods. The decrease is primarily driven by the decline the account values as a result of surrenders offset by market value appreciation.
Net investment income decreased for the three and six months ended June 30, 2014 as compared to the prior year periods due to lower income from fixed maturities and limited partnerships and other alternative investments. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
Until April 1, 2014, HLAI had a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer. A decrease in the loss on the affiliate modco reinsurance agreement increased earnings by $15 and $12 for the three and six months ended June 30, 2014, respectively, as compared to the prior year period. For further discussion on the affiliate modco reinsurance agreement see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
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

Investment Results
Net Investment Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$279	4.3%	$318	4.4%	$571	4.3%	$639	4.4%
Equity securities, AFS	3	2.9%	3	4.2%	5	2.7%	4	2.6%
Mortgage loans	39	4.7%	42	4.7%	79	4.7%	87	4.9%
Policy loans	19	5.3%	22	6.2%	39	5.5%	41	5.6%
Limited partnerships and other alternative investments	29	8.7%	41	12.4%	71	10.9%	67	10.1%
Other [3]	28		27		55		64
Investment expense	(17)		(17)		(33)		(34)
Total net investment income (loss)	380	4.4%	436	4.6%	787	4.5%	868	4.5%
Total securities, AFS and other excluding limited partnerships and other alternative investments	$351	4.2%	$395	4.3%	$716	4.2%	$801	4.3%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement and dollar roll collateral and derivatives book value.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
Total net investment income decreased primarily due to lower income from fixed maturities and limited partnerships and other alternative investments. The decrease in income related to fixed maturities is a result of a decline in assets levels and lower income from repurchase agreements. The decline in partnership income is primarily related hedge fund investments, which were impacted by lower equity market returns within certain sectors of the overall equity market. Net investment income is expected to decline in future periods as a result of a decline in assets related to the recaptured reinsurance of HLIKK as well as the continued runoff of the Company's businesses.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.2% for the six months ended June 30, 2014 versus 4.3% in the comparable period in 2013. The decline was primarily attributable to lower income from repurchase agreements. Refer to Note 4 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further discussion of repurchase agreements. The average reinvestment rate, excluding certain treasury securities, for the six months ended June 30, 2014, was approximately 3.7% which was slightly lower than the average yield of sales and maturities of 3.8% for the same period. Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2014, to remain relatively consistent with the current net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2014	2013	2014	2013
Gross gains on sales	$54	$60	$162	$1,673
Gross losses on sales	(91)	(44)	(195)	(98)
Net OTTI losses recognized in earnings	(3)	(3)	(10)	(16)
Valuation allowances on mortgage loans	(4)	(1)	(4)	—
Japanese fixed annuity contract hedges, net [1]	(5)	1	(14)	4
Periodic net coupon settlements on credit derivatives/Japan	4	(2)	9	(5)
Results of variable annuity hedge program
GMWB derivatives, net	(6)	(31)	9	16
Macro hedge program	(15)	(47)	(25)	(132)
Total U.S. program	(21)	(78)	(16)	(116)
International Program	(103)	(516)	(126)	(599)
Total results of variable annuity hedge program	(124)	(594)	(142)	(715)
GMIB/GMAB/GMWB reinsurance	528	274	579	611
Coinsurance and modified coinsurance reinsurance contracts	524	(302)	394	(701)
Other, net [2]	(233)	6	(235)	85
Net realized capital gains (losses), before-tax	$650	$(605)	$544	$838

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[2]
Primarily consists of changes in value of non-qualifying derivatives and the Japan 3Win fixed payout annuity hedge. Also includes for the three and six months ended June 30, 2014 a loss related to the recapture of the GMIB/GMAB/GMWB reinsurance contracts, which is offset by gains on the termination of the reinsurance derivative reflected in the GMIB/GMAB/GMWB reinsurance line.

Details on the Company's net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the three and six months ended June 30, 2014 were primarily due to gains on the sale of corporate securities, CMBS, and RMBS. Gross losses on the sales three and six months ended June 30, 2014 were the result of losses on sales of emerging market securities, primarily within the foreign government and corporate sectors. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

•
Gross gains on sales for the three months ended June 30, 2013 were primarily due to gains on the sale of industrial corporate and ABS securities. Gross losses on the sales for the three months ended June 30, 2013 were the result of losses on sales on financial securities. The sales were primarily as a result of normal portfolio and duration management. Gross gains and losses on sales for the three and six months ended June 30, 2013 were predominately from the sales of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion.

Variable annuity hedge program

•
For the three and six months ended June 30, 2014 the net loss on the international program hedging instruments was primarily due to losses of $67 and $55, respectively, driven by an improvement in global equity markets and losses of $28 and $44, respectively, driven by declines in volatility levels and interest rates.

•
For the three and six months ended June 30, 2014 the loss on the macro hedge program was primarily due to losses of $10 and $15, respectively, driven by an improvement in domestic equity markets, and losses of $7 and $16, respectively, driven by decreased equity volatility.

• For the three months ended June 30, 2013, the net loss related to the combined GMWB derivatives, net, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by losses of $39 resulting from an increase in interest rates, and losses of $38 resulting from an increase in fees for selected GMWB riders, partially offset by gains of $57 driven by favorable policyholder behavior. For the six months ended June 30, 2013, the net gain related to the combined GMWB derivatives, net, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $103 resulting form favorable policyholder behavior, partially offset by losses of $42 from an increase in interest rates, and losses of $39 resulting from an increase in fees for selected GMWB riders.

•
For the three and six months ended June 30, 2013, the loss on the macro hedge program was primarily due to losses of $23 and $78, respectively, related to an improvement in domestic equity markets, and losses of $33 and $42, respectively, due to an increase in interest rates.

GMIB/GMAB/GMWB reinsurance

•
The net gain for the three and six months ended June 30, 2014 was driven by the sale of HLIKK and concurrent recapture of the reinsurance contracts. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

Coinsurance and modified coinsurance reinsurance

•
The net gain for the three and six months ended June 30, 2014 was primarily due to the termination of certain contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination, refer to Note 5 - Reinsurance, and Note 11 - Transactions with Affiliates of the Notes to the Condensed Consolidated Financial Statements.

Other, net

•
Other, net loss for the three and six months ended June 30, 2014 was primarily due to losses of $213 related to the recapture of the GMIB/GMAB/GMWB reinsurance contracts, which is offset by gains of $410 on the termination of the reinsurance derivative reflected in the GMIB/GMAB/GMWB reinsurance line.

•
Other, net gain for the six months ended June 30, 2013 was primarily due to gains of $71 on interest derivatives largely associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 of Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2013 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for June 30, 2014 results.
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
Unlocks
The benefit (charge) to net income (loss) by asset and liability as a result of the Unlock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
DAC	$(6)	$(2)	$1	$(3)
SIA	1	—	2	(1)
Death and Other Insurance Benefit Reserves	4	5	10	23
Total (pre-tax)	(1)	3	13	19
Income tax effect	—	1	5	7
Total (after-tax)	$(1)	$2	$8	$12

The Unlock charge, after-tax, for the three months ended June 30, 2014, was primarily due to DAC write-offs associated with surrenders from the U.S. Annuity Enhanced Surrender Value program, offset partially by actual separate account returns being above our aggregated estimated returns during the period. The Unlock benefit, after-tax, for the six months ended June 30, 2014, was primarily due to actual separate account returns being above our aggregated estimated returns during the period, offset partially by DAC write-offs associated with surrenders from the U.S. Annuity Enhanced Surrender Value program. The Unlock benefit, after tax, for the three and six months ended June 30, 2013, was primarily due to actual separate account returns being above our aggregated estimated returns.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of June 30, 2014, the margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 25%. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
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
Until April 1, 2014, Hartford Life and Annuity Insurance Company ("HLAI"), a wholly-owned subsidiary of the Company, ceded certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer. The economic purpose of the WRR arrangement was to provide the Company and its subsidiaries with a more efficient vehicle to manage risks in connection with these products. The reinsurance transaction between HLAI and WRR was mainly structured as modco. Accordingly, the assets and reinsured reserves remained on the books of HLAI and all insurance and investment experience was passed to WRR through modco adjustments. The reinsurance arrangement between HLAI and WRR did not impact the Company's reserving methodology or the amount of required regulatory capital associated with the reinsured business. Under this agreement, the Company ceded $5 for the six months ended June 30, 2014, and $8 and $18 for the three and six months ended June 30, 2013, respectively.
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

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2014, is $687. Of this $687 the legal entities have posted collateral of $835 in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2014, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
On March 6, 2014, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to Baa2. Given this downgrade action, termination rating triggers of four derivative counterparty relationships were impacted. The counterparties have the right to terminate the relationships and would have to settle the outstanding derivatives as a result of exercising the termination right. The Company has re-negotiated the rating triggers with one counterparty, and is in the process of re-negotiating the rating triggers with the remaining three counterparties which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of June 30, 2014, the notional amount and fair value related to this counterparty is $2.6 billion and $(47), respectively.

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
The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the second quarter of 2014, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.
As of June 30, 2014, the Company’s cash and short-term investments of $2.4 billion, included $5 of collateral received from, and held on behalf of, derivative counterparties and $12 of collateral pledged to derivative counterparties. The Company also held $1.6 billion of treasury securities, of which $659 had been pledged to derivative counterparties and $1.8 billion of government agency securities of which $109 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $36 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of June 30, 2014:

Fixed maturities	$27,039
Short-term investments	2,080
Cash	300
Less: Derivative collateral	785
Total	$28,634
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

The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014.The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of June 30, 2014, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of June 30, 2014
Total Contractholder obligations	$188,026
Less: Separate account assets [1]	141,510
General account contractholder obligations	$46,516
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$16,049
Fixed MVA annuities [3]	7,051
Guaranteed investment contracts (“GIC”) [4]	30
Other [5]	23,386
General account contractholder obligations	$46,516

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
On July 8, 2014, The Hartford received approval from the CTDOI for HLAI to dividend approximately $500 to HLIC. This dividend was paid on July 15, 2014 and then distributed to HLI.
Cash Flows

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$214	$393
Net cash provided by investing activities	$1,350	$1,894
Net cash used for financing activities	$(1,717)	$(2,879)
Cash – end of period	$300	$645
Net cash provided by operating activities decreased in 2014 mainly due to an decrease in changes in payables, accruals and other activity.
Net cash provided by investing activities in 2014 primarily relates to net proceeds of available-for-sale securities of $1.7 billion, partially offset by change in short-term investments of $486. Net cash provided by investing activities in 2013 primarily relates to net proceeds of available -for-sale securities of $2.7 billion, net proceeds from businesses sold of $460, partially offset by net payments on derivatives of $1.1 billion.
Net cash used for financing activities in 2014 relates to a net outflows on investment and universal life-type contracts of $1.9 billion offset by a net capital contribution to parent of $225. Net cash used for financing activities in 2013 relates to a net capital contributions of $1.2 billion, fee repayment to recapture affiliate reinsurance of $347, decrease in securities loaned or sold of $609, and net outflows on investment and universal life-type contracts of $672.
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
On July 28, 2014 Fitch Ratings announced it plans to withdraw the ratings on Hartford Financial Services Group, Inc. and its subsidiaries on or about August 28, 2014, for commercial reasons.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 23, 2014:

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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $5.5 billion as of June 30, 2014 and $5 billion as of December 31, 2013, respectively. The statutory surplus amount as of December 31, 2013 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2014, is an estimate, as the second quarter 2014 statutory filings have not yet been made.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2014.
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
The changes to the risk factors noted below are principally due to The Hartford Financial Services Group, Inc.’s (“The Hartford”) sale of all of the issued and outstanding equity of Hartford Life Insurance KK on June 30, 2014 and updates to The Hartford’s capital management plan.

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
Despite the rise in U.S. equity markets in 2013 and 2014, there continues to be uncertainty regarding the timing and strength of an economic recovery, which may adversely affect our business, financial condition, results of operations and liquidity. Weak economic conditions, such as continued high unemployment, low labor force participation, lower family income, higher tax rates, including on small business owners, lower business investment and lower consumer spending have adversely affected or may in the future adversely affect the demand for financial and insurance products, as well as their profitability in some cases. These weak economic conditions are also likely to result in the persistence of a sustained low interest rate environment as well as volatility in other capital market conditions, which will continue to pressure our investment results.
One important exposure to equity risk relates to the potential for lower earnings associated with our operations in Talcott Resolution, The Hartford’s runoff business consisting of its U.S. annuity and institutional and private-placement life insurance business. Fee income on products such as U.S. variable annuities, is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. Certain of our products have guaranteed benefits that increase our potential obligation and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to utilize significant additional capital to support these products and adversely affect our ability to support our other businesses.

While interest rates in recent periods continue to be near historically low levels, recent increases in market rates have marginally reduced our reinvestment risk. However, further reductions in market rates or a sustained low interest rate environment would pressure our net investment income and could result in lower margins and lower estimated gross profits on certain products. In addition, due to the long-term nature of the liabilities within our Talcott Resolution operations, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates subjects us to reinvestment risks, increased hedging costs, spread compression and capital volatility. A rise in interest rates, in the absence of other countervailing changes, will reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically within a six-to-twelve month time period, certain products within our Talcott Resolution division might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate in an unrealized loss position. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. Assets supporting the liabilities within our property & casualty and group benefits businesses are largely invested in fixed income securities. Changes in interest rates will affect the value of these assets and expose the company to reinvestment risk and disintermediation risk if cash flows differ materially from our projections. Additionally, new and renewal business for these products is priced based on prevailing interest rates. As interest rates decline, pricing targets will increase to offset the lower anticipated investment income earned on invested premiums. Conversely, as interest rates rise, pricing targets will decrease to reflect higher anticipated investment income. Such changes in pricing may affect our competitiveness in the marketplace, and in turn, written premium and earnings margin achieved.
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
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S., the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted in the past and may result in the future in the need to devote significant additional capital to support the fixed MVA product.
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
Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar or real estate market deterioration, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Our hedging assets seek to reduce the net economic sensitivity of our potential obligations from guaranteed benefits to equity market, and interest rate fluctuations. Because of the accounting asymmetries between our economic targets and statutory and GAAP accounting, rising equity markets, or rising interest rates may result in statutory or GAAP losses.

Risks Relating to Estimates, Assumptions and Valuations
If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company deferred acquisition costs associated with the prior sales of its variable annuity products. Deferred acquisition costs for the U.S. block are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions, principally related to separate account fund returns, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, as well as the effect of increased surrenders, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity contracts, and increase reserves for GMDB, which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.
Financial Strength, Credit and Counterparty Risks
The amount of statutory capital that we have, and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements, can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market, credit market, and interest rate conditions, changes in policyholder behavior, changes in rating agency models, and changes in regulations.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us and our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we and our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by our statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. If The Hartford were not to raise additional capital, either at its discretion or because it was unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.

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
The Company also has exposure to foreign-based issuers of securities and providers of reinsurance. These foreign issuers include European issuers as well as certain emerging market issuers. Despite the recent stabilization in the European market, there are still fundamental structural issues that remain and may result in the re-emergence of fiscal and economic issues. In addition, there has been recent volatility within certain emerging market countries spurred by concerns over the U.S. Federal Reserve tapering its monetary stimulus, an economic slowdown in China, and the devaluation of certain currencies. Further details of the European and certain emerging market private and sovereign issuers held within the investment portfolio can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management in the Company’s 2013 Annual Report on Form 10-K. The Company's European based reinsurance arrangements are further described in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management in the Company’s 2013 Annual Report on Form 10-K.
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
Some of the in-force business within our Talcott Resolution operations, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the GMWB and GMDB associated with in-force variable annuities. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions experienced in recent years, we adjusted our risk management program to place greater relative emphasis on the protection of economic value. This shift in relative emphasis has resulted in greater statutory and U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, higher interest rates, and declines in volatility. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay and, in turn, may need additional capital to support in-force business. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.
Regulatory and Legal Risks
Potential changes in regulation may increase our business costs and required capital levels, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
We are subject to extensive laws and regulations that are complex, subject to change and often conflicting in their approach or intended outcomes. Compliance with these laws and regulations is costly and can affect our strategy, as well as the demand for and profitability of the products we offer.
State insurance laws regulate most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. These regulatory regimes are generally designed to protect the interests of policyholders rather than insurers, their shareholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorization for lines of business, statutory capital and reserve requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business.
In addition, future regulatory initiatives could be adopted at the federal or state level that could impact the profitability of our businesses. For example, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements.
Further, because these laws and regulations are complex and sometimes inexact, there is also a risk that our business may not fully comply with a particular regulator's or enforcement authority's interpretation of a legal, accounting, or reserving issue or that such regulator’s or enforcement authority’s interpretation may change over time to our detriment, or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may not be consistent with the opinion of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating and/or tax costs.

In addition, our international operations are subject to regulation in the relevant jurisdictions in which they operate which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations and liquidity. See the risk factor, “The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.”
Other Operational Risks
The success of the realignment of The Hartford's businesses, its capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings, are subject to material challenges, uncertainties and risks which could adversely affect our business, financial condition, results of operations and liquidity.
The success of The Hartford's realignment of its businesses and its capital management plan remain subject to material challenges, uncertainties and risks. The Hartford may not achieve all of the benefits it expects to derive from its plan to repurchase its equity and reduce its debt over the course of 2014 and 2015 and its decision to focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its Individual Annuity business into runoff and sell the Individual Life, Retirement Plans, and Japan annuity businesses. The Hartford’s capital management plan is subject to execution risks, including, among others, risks related to market fluctuations and investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that it will in fact complete its capital management plan over the planned time frame or at all. Further, while the Company continues to actively consider alternatives for reducing the size and risk of the U.S. variable annuity book, opportunities to do so may be limited and any initiatives pursued, which may include divestitures, may not achieve the anticipated benefits and may negatively impact our statutory capital, net income, core earnings or shareholders’ equity. Initiatives to reduce expenses so that our ongoing businesses remain or become cost efficient may not be successful and The Hartford may not be able to reduce Corporate and shared services expenses in the manner and on the schedule it currently anticipates. The Hartford may take further actions beyond the capital management plan and business realignment, which may include acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity.
Item 6. EXHIBITS

See Exhibits Index on page	82

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
July 31, 2014

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014
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