Form 10-Q
period 2014-09-30
HARTFORD LIFE INSURANCE CO
filed 2014-10-29
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 29, 2014, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

•
volatility in our statutory and United States ("U.S.") GAAP earnings and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of economic value;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and changes in stockholder’s equity, and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 29, 2014

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2014	2013	2014	2013
	(Unaudited)
Revenues
Fee income and other	$292	$375	$923	$1,085
Earned premiums	56	55	(15)	135
Net investment income	391	415	1,178	1,283
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(10)	(19)	(21)	(43)
OTTI losses recognized in other comprehensive income	—	3	1	11
Net OTTI losses recognized in earnings	(10)	(16)	(20)	(32)
Net realized capital gains on business dispositions	—	—	—	1,561
Other net realized capital gains (losses)	60	(25)	614	(732)
Total net realized capital gains (losses)	50	(41)	594	797
Total revenues	789	804	2,680	3,300
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	421	435	1,090	1,304
Amortization of deferred policy acquisition costs and present value of future profits	134	147	188	218
Insurance operating costs and other expenses	144	(36)	696	(450)
Reinsurance loss on dispositions, including reduction in goodwill of $250 for the nine months ended September 30, 2013	—	—	—	1,491
Dividends to policyholders	—	4	2	12
Total benefits, losses and expenses	699	550	1,976	2,575
Income from continuing operations before income taxes	90	254	704	725
Income tax expense (benefit)	(1)	52	157	145
Income from continuing operations, net of tax	91	202	547	580
Loss from discontinued operations, net of tax	—	(1)	—	(28)
Net income	91	201	547	552
Net income attributable to noncontrolling interest	3	—	3	6
Net income attributable to Hartford Life Insurance Company	$88	$201	$544	$546

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2014	2013	2014	2013
	(Unaudited)
Comprehensive Income
Net income	$91	$201	$547	$552
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	(16)	(84)	555	(1,373)
Change in net loss on cash-flow hedging instruments	(15)	(11)	(14)	(148)
Change in foreign currency translation adjustments	(1)	62	(1)	21
Total other comprehensive income (loss)	(32)	(33)	540	(1,500)
Total comprehensive income (loss)	59	168	1,087	(948)
Less: comprehensive income attributable to noncontrolling interest	$3	—	3	6
Total comprehensive income (loss) attributable to Hartford Life Insurance Company	$56	168	$1,084	$(954)
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,613 and $27,188) (includes variable interest entity assets, at fair value, of $0 and $12)	$25,576	$28,163
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $145 and $131)	299	791
Equity securities, available-for-sale, at fair value (cost of $239 and $362)	235	372
Mortgage loans (net of allowance for loan losses of $16 and $12)	3,284	3,470
Policy loans, at outstanding balance	1,424	1,416
Limited partnerships, and other alternative investments (includes variable interest entity assets of $3 and $4)	1,351	1,329
Other investments	255	282
Short-term investments (includes variable interest entity assets, of $13 as of September 30, 2014)	2,112	1,952
Total investments	34,536	37,775
Cash (includes variable interest entity assets, at fair value, of $3 and $0)	214	446
Premiums receivable and agents’ balances	37	33
Reinsurance recoverables	19,882	19,794
Deferred policy acquisition costs and present value of future profits	535	689
Deferred income taxes, net	1,344	2,110
Other assets	682	994
Separate account assets	136,306	140,874
Total assets	$193,536	$202,715
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$13,500	$12,874
Other policyholder funds and benefits payable	32,201	36,856
Other liabilities (including variable interest entity liabilities of $24 and $35)	2,479	3,872
Separate account liabilities	136,306	140,874
Total liabilities	184,486	194,476
Commitments and Contingencies (Note 9)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	6,686	6,959
Accumulated other comprehensive income, net of tax	1,114	574
Retained earnings	1,244	700
Total stockholder's equity	9,050	8,239
Total liabilities and stockholder's equity	$193,536	$202,715
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interest	Total Stockholder's Equity
	(Unaudited)
Nine Months Ended September 30, 2014
Balance, beginning of period	$6	$6,959	$574	$700	$—	$8,239
Capital contributions to parent		(273)	—			(273)
Net income				544	3	547
Change in noncontrolling interest ownership					(3)	(3)
Total other comprehensive income			540			540
Balance, end of period	$6	$6,686	$1,114	$1,244	$—	$9,050

Nine Months Ended September 30, 2013
Balance, beginning of period	$6	$8,155	$1,987	$235	$—	$10,383
Capital contributions to parent		(1,194)				(1,194)
Net income				546	6	552
Change in noncontrolling interest ownership					(6)	(6)
Total other comprehensive loss			(1,500)			(1,500)
Balance, end of period	$6	$6,961	$487	$781	$—	$8,235

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2014	2013
	(Unaudited)
Operating Activities
Net income	$547	$552
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	188	218
Additions to deferred policy acquisition costs and present value of future profits	(12)	(10)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	512	24
Reinsurance recoverables	145	(321)
Receivables and other assets	15	(82)
Payables and accruals	(767)	(967)
Accrued and deferred income taxes	123	638
Net realized capital (gains) losses	(594)	(797)
Net disbursements from investment contracts related to policyholder funds — international unit-linked bonds and pension products	—	(105)
Net decrease in equity securities, trading	—	104
Reinsurance loss on dispositions	—	1,491
Depreciation and amortization	(5)	52
Other, net	152	(158)
Net cash provided by operating activities	304	639
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,167	10,858
Fixed maturities, fair value option	339	60
Equity securities, available-for-sale	82	63
Mortgage loans	171	266
Partnerships	85	98
Payments for the purchase of:
Fixed maturities, available-for-sale	(5,544)	(8,237)
Fixed maturities, fair value option	(217)	(95)
Equity securities, available-for-sale	(50)	(66)
Mortgage loans	(115)	(170)
Partnerships	(74)	(59)
Proceeds from business sold	—	460
Change in derivatives, net	(62)	(1,349)
Change in policy loans, net	8	—
Change in short-term investments, net	(447)	250
Change in all other, net	34	(37)
Net cash provided by investing activities	2,377	2,042
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,660	6,444
Withdrawals and other deductions from investment and universal life-type contracts	(17,328)	(19,778)
Net transfers from separate accounts related to investment and universal life-type contracts	11,036	12,242
Net (decrease) increase in securities loaned or sold under agreements to repurchase	—	(719)
Capital contributions	(275)	(1,200)
Fee to recapture affiliate reinsurance	—	(347)
Net repayments at maturity or settlement of consumer notes	(13)	(78)
Net cash used for financing activities	(2,920)	(3,436)
Transfer of cash to held for sale	—	(115)
Foreign exchange rate effect on cash	7	(2)
Net decrease in cash	(232)	(872)
Cash — beginning of period	446	1,342
Cash — end of period	$214	$470
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	(61)	$(119)
Noncash capital contributions	2	6

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Hartford Life Insurance Company (together with its subsidiaries, “HLIC,” “Company,” “we” or “our”) is a provider of insurance and investment products in the United States (“U.S.”) and is a wholly-owned subsidiary of Hartford Life, Inc., a Delaware corporation ("HLI"). The Hartford Financial Services Group, Inc. (“The Hartford”) is the ultimate parent of the Company.
On June 30, 2014, HLI completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK") to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company. Upon closing HLIKK recaptured certain risks reinsured to the Company and Hartford Life and Annuity Insurance Company ("HLAI"), a wholly owned subsidiary of the Company, by terminating intercompany agreements. The Buyer is responsible for all liabilities related to the recaptured business. However, HLAI has continued to provide reinsurance for approximately $1.1 billion of Japan fixed payout annuities. For further discussion of this transaction, see Note 5 - Reinsurance and Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
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
On January 1, 2013, HLI completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 HLI completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. ("Prudential"). On December 12, 2013, the Company completed the sale of all of the issued and outstanding equity of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2013 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. The accompanying Condensed Consolidated Financial Statements and Notes as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2013 Form 10-K Annual Report.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax expense at the U.S. federal statutory rate	$31	$89	$246	$254
Dividends received deduction	(31)	(35)	(83)	(98)
Foreign related investments	(2)	(2)	(7)	(7)
Other	1	—	1	(4)
Income tax expense (benefit)	$(1)	$52	$157	$145
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
On July 18, 2014, the Internal Revenue Service issued Internal Revenue Code Section 446 Directive (“the Directive”) for the tax treatment of hedging gains and losses related to the hedging of variable annuity guaranteed minimum benefits such as contracts with guaranteed minimum death benefit ("GMDB") and guaranteed minimum withdrawal benefit ("GMWB") riders issued by HLIC and HLAI.  This directive accelerated the tax deduction related to previously deferred investment hedging losses.  While the acceleration did not have a material effect on the overall consolidated deferred tax asset, it has resulted in a re-characterization of deferred tax assets due to a decrease in temporary differences for investment-related items and an increase in net operating loss carryovers.  In addition, a portion of deferred tax benefits became a current tax receivable which will increase statutory surplus, primarily of HLAI.
As of September 30, 2014 and December 31, 2013, the net deferred tax asset included the expected tax benefit attributable to U.S. net operating loss carryovers of $3,307 and $1,077, respectively. If unutilized, the losses expire from 2023-2032.
As of September 30, 2014 and December 31, 2013, the net deferred tax asset included the expected tax benefit attributable to foreign tax credit carryovers of $55 and $44, respectively. If unutilized, the foreign tax credit carryovers expire from 2018-2024. Utilization of the foreign tax credit carryovers generally depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryovers.
The Company or one or more of subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The 2007-2009 audit, which commenced during 2010, and the 2010-2011 audit, which commenced in the fourth quarter of 2012, are both expected to conclude by the end of 2015. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years. The Company records a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. There was no deferred tax asset valuation allowance as of September 30, 2014 and December 31, 2013. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, reducing the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Dispositions

Sale of Hartford Life International Limited ("HLIL")
On December 12, 2013, the Company completed the sale of all of the issued and outstanding equity of HLIL, an indirect wholly-owned subsidiary of the Company, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited ("HLL"), a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $51 upon disposition for the nine months ended September 30, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 13 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
Upon closing the Company recognized an additional reinsurance loss on disposition of $927, including a reduction in goodwill of $163 offset by realized capital gains of $927 for a $0 impact on income, pretax, for the nine months ended September 30, 2013. In addition, the Company reinsured $8.3 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability under the Individual Life business. The Company continued to sell life insurance products and riders during the transition period which ended on June 30, 2014. Prudential has assumed all expenses and risk for these sales through the reinsurance agreement.

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included are limited partnerships and other alternative assets measured at fair value where an investment can be redeemed, or substantially redeemed, at the NAV at the measurement date or in the near-term, not to exceed 90 days. Derivative instruments classified within Level 2 are priced using observable market inputs such as swap yield curves and credit default swap curves.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative instruments, as well as limited partnerships and other alternative investments carried at fair value that cannot be redeemed in the near-term at the NAV. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs, as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $89 and $1.2 billion, respectively, for the three and nine months ended September 30, 2014, and $78 and $232 for the three and nine months ended September 30, 2013, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

	September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,108	$—	$1,018	$90
CDOs	1,176	—	810	366
CMBS	1,903	—	1,753	150
Corporate	16,022	—	15,320	702
Foreign government/government agencies	617	—	591	26
Municipal	997	—	945	52
RMBS	1,965	—	1,196	769
U.S. Treasuries	1,788	149	1,639	—
Total fixed maturities	25,576	149	23,272	2,155
Fixed maturities, FVO	299	—	203	96
Equity securities, trading	12	12	—	—
Equity securities, AFS	235	127	56	52
Derivative assets
Credit derivatives	19	—	10	9
Foreign exchange derivatives	(73)	—	(73)	—
Interest rate derivatives	22	—	22	—
GMWB hedging instruments	96	—	9	87
Macro hedge program	81	—	—	81
Total derivative assets [1]	145	—	(32)	177
Short-term investments	2,112	469	1,643	—
Limited partnerships and other alternatives [2]	427	—	380	47
Reinsurance recoverable for GMWB	36	—	—	36
Modified coinsurance reinsurance contracts	41	—	41	—
Separate account assets [3]	133,478	92,990	39,697	791
Total assets accounted for at fair value on a recurring basis	$162,361	$93,747	$65,260	$3,354
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed living benefits	$(56)	$—	$—	$(56)
Equity linked notes	(23)	—	—	(23)
Total other policyholder funds and benefits payable	(79)	—	—	(79)
Derivative liabilities
Credit derivatives	(18)	—	(7)	(11)
Equity derivatives	23	—	21	2
Foreign exchange derivatives	(355)	—	(355)	—
Interest rate derivatives	(341)	—	(314)	(27)
GMWB hedging instruments	28	—	(22)	50
Macro hedge program	53	—	—	53
Total derivative liabilities [4]	(610)	—	(677)	67
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(691)	$—	$(677)	$(14)

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

[1]
Includes over-the-counter("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of September 30, 2014 and December 31, 2013, $152 and $120, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	As of September 30, 2014 and December 31, 2013, excludes approximately $2.8 billion and $2.4 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative market value position (derivative liability) after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. In the Level 3 roll forward table included below in this Note 3, the derivative assets and liabilities are referred to as “freestanding derivatives” and are presented on a net basis.

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
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the valuation committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include various investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.
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
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3% for fixed maturities and 5% for equity securities, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2014 and December 31, 2013, 95% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

	As of September 30, 2014
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$150	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	48bps	2,457bps	308bps	Decrease
Corporate [3]	323	Discounted cash flows	Spread	75bps	697bps	244bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	193bps	193bps	193bps	Decrease
RMBS	769	Discounted cash flows	Spread	50bps	1,475bps	141bps	Decrease
			Constant prepayment rate	—%	7%	3%	Decrease [4]
			Constant default rate	1%	15%	8%	Decrease
			Loss severity	—%	100%	77%	Decrease
	As of December 31, 2013
CMBS	$360	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99bps	2,511bps	446bps	Decrease
Corporate [3]	398	Discounted cash flows	Spread	119bps	5,594bps	332bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184bps	184bps	184bps	Decrease
RMBS	798	Discounted cash flows	Spread	62bps	1,748bps	245bps	Decrease
			Constant prepayment rate	—%	10%	3%	Decrease [4]
			Constant default rate	1%	22%	8%	Decrease
			Loss severity	—%	100%	80%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of September 30, 2014
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate swaps	$(27)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Increase
GMWB hedging instruments
Equity options	44	Option model	Equity volatility	20%	32%	Increase
Customized swaps	93	Discounted cash flows	Equity volatility	10%	50%	Increase
Macro hedge program [2]
Equity options	169	Option model	Equity volatility	23%	24%	Increase
	As of December 31, 2013
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4%	4%	Increase
GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
Macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International hedging program [2]
Equity options	(66)	Option model	Equity volatility	29%	37%	Increase
Short interest rate swaptions	(12)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	48	Option model	Interest rate volatility	1%	1%	Increase

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company based fair value on broker quotations.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, September 30, 2014, no significant adjustments were made by the Company to broker prices received.
As of September 30, 2014 and December 31, 2013, excluded from the tables above are limited partnerships and other alternative investments which total $47 and $54, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
Product Derivatives
The Company formerly offered and subsequently reinsured certain variable annuity products with U.S. GMWB riders. Also, through reinsurance from HLIKK, the Company formerly assumed GMWB, GMIB and GMAB riders.  Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

If the policyholder’s account value is reduced to a specified level through a combination of market declines and withdrawals, but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contract holder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is carried at fair value and reported in other policyholder funds. The notional value of the embedded derivative is the GRB.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled as nonperformance risk. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three and nine months ended September 30, 2014, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains of $2 and $41, respectively. For the three and nine months ended September 30, 2013, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains of $215 and $430, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $31 for the three and nine months ended September 30, 2014 and $40 for the three and nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013 the behavior risk margin was $77 and $32, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of $(9) and $2 for the three and nine months ended September 30, 2014, respectively, and $9 and $11 for the three and nine months ended September 30, 2013.

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

Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [2]	—%	8%	Increase
Annuitization utilization	—%	100%	Increase
Lapse Rates [3]	—%	75%	Decrease
Reset Elections [4]	20%	75%	Increase
Equity Volatility [5]	10%	50%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Ranges represent assumed cumulative percentages of policyholders taking withdrawals and the annual amounts withdrawn.

[3]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[4]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[5]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ended September 30, 2014, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of June 30, 2014	$51	$385	$246	$733	$29	$52	$775	$2,271	$138
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	11	(1)	(2)	—	—	2	10	—
Included in OCI [3]	(1)	(4)	—	(4)	—	—	3	(6)	—
Purchases	8	—	15	9	—	—	87	119	4
Settlements	—	(14)	(117)	(15)	(1)	—	(31)	(178)	—
Sales	—	(12)	—	(3)	(2)	—	(67)	(84)	(46)
Transfers into Level 3 [4]	71	—	7	21	—	—	—	99	—
Transfers out of Level 3 [4]	(39)	—	—	(37)	—	—	—	(76)	—
Fair value as of September 30, 2014	$90	$366	$150	$702	$26	$52	$769	$2,155	$96
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$—	$—	$(2)	$—	$—	$—	$(2)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2014	$52	$—	$2	$—	$97	$120	$219
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(2)	—	(1)	40	11	48
Included in OCI [3]	—	—	—	—	—	—	—
Purchases	—	(1)	—	—	—	3	2
Transfers into Level 3 [4]	—	—	—	(26)	—	—	(26)
Transfers out of Level 3 [4]	—	1	—	—	—	—	1
Fair value as of September 30, 2014	$52	$(2)	$2	$(27)	$137	$134	$244
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$(1)	$—	$—	$41	$11	$51

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of June 30, 2014	$36	$31	$813
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	2	4
Purchases	11	—	33
Settlements	—	3	(1)
Sales	—	—	(56)
Transfers into Level 3 [4]	—	—	1
Transfers out of Level 3 [4]	—	—	(3)
Fair value as of September 30, 2014	$47	$36	$791
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$2	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of June 30, 2014	$2	$(22)	$(20)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(37)	(1)	(38)	—
Settlements	(21)	—	(21)	—
Fair value as of September 30, 2014	$(56)	$(23)	$(79)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$(37)	$(1)	$(38)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

The tables below provide a fair value roll forward for the nine months ended September 30, 2014, for Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2014	$108	$428	$360	$790	$38	$49	$798	$2,571	$178
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	11	8	(8)	(1)	—	11	21	14
Included in OCI [3]	2	2	(5)	21	4	4	4	32	—
Purchases	32	—	18	54	1	—	229	334	14
Settlements	(1)	(41)	(165)	(33)	(3)	—	(92)	(335)	(3)
Sales	(11)	(21)	(23)	(61)	(13)	(1)	(149)	(279)	(107)
Transfers into Level 3 [4]	71	48	7	128	—	—	—	254	—
Transfers out of Level 3 [4]	(111)	(61)	(50)	(189)	—	—	(32)	(443)
Fair value as of September 30, 2014	$90	$366	$150	$702	$26	$52	$769	$2,155	$96
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$—	$(1)	$(9)	$(1)	$—	$(1)	$(12)	$19

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$51	$2	$2	$(24)	$146	$139	$(61)	$204
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1)	(4)	—	(3)	(20)	(14)	24	(17)
Included in OCI [3]	2	—	—	—	—	—	—	—
Purchases	—	(1)	—	—	4	9	9	21
Settlements	—	—	—	—	7	—	(5)	2
Sales	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	1	—		—	—	33	34
Fair value as of September 30, 2014	$52	$(2)	$2	$(27)	$137	$134	$—	$244
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$(1)	$(3)	$—	$(1)	$(35)	$(14)	$17	$(36)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of January 1, 2014	$54	$(467)	$737
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(17)	428	8
Purchases	26	—	298
Settlements	—	75	(2)
Sales	(12)	—	(219)
Transfers into Level 3 [4]	—	—	5
Transfers out of Level 3 [4]	(4)	—	(36)
Fair value as of September 30, 2014	$47	$36	$791
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$(17)	$428	$6

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(576)	$(18)	$(594)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	633	(5)	628	—
Settlements	(113)	—	(113)	—
Fair value as of September 30, 2014	$(56)	$(23)	$(79)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$633	$(5)	$628	$—

The tables below provide a fair value roll forward for the three months ended September 30, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2013	$169	$629	$485	$813	$44	$109	$971	$3,220	$197
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	—	(9)	(2)	—	—	(2)	(13)	(1)
Included in OCI [3]	1	3	33	5	—	(1)	(3)	38	—
Purchases	5	4	17	23	3	—	29	81	3
Settlements	(1)	(50)	(20)	(2)	(1)	—	(36)	(110)	—
Sales	—	—	(28)	(3)	—	—	(39)	(70)	(1)
Transfers into Level 3 [4]	—	—	5	26	—	—	—	31	—
Transfers out of Level 3 [4]	(1)	(29)	(13)	(19)	—	—	—	(62)	(2)
Fair value as of September 30, 2013	$173	$557	$470	$841	$46	$108	$920	$3,115	$196
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$—	$—	$(4)	$(2)	$—	$—	$(4)	$(10)	$(1)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Derivative Contracts	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2013	$62	$3	$25	$(51)	$329	$209	$(116)	$(20)	$379
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(4)	—	(6)	1	(109)	(39)	(65)	—	(218)
Included in OCI [3]	—	—	—	—	—	—	—	—	—
Purchases	—	—	1	—	—	11	(4)	—	8
Settlements	—	—	—	—	(1)	—	42	—	41
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	24	—	—	(28)	20	16
Fair value as of September 30, 2013	$58	$3	$20	$(26)	$219	$181	$(171)	$—	$226
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(4)	$—	$(5)	$1	$(111)	$(39)	$(47)	$—	$(201)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB [6][8]	Assets Held for Sale	Separate Accounts
Fair value as of June 30, 2013	$174	$225	5	$820
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(10)	(399)	5	(9)
Purchases	17	—	—	(19)
Settlements	—	77	(2)	—
Sales	—	—	—	(35)
Transfers into Level 3 [4]	—	—	—	35
Transfers out of Level 3 [4]	(20)	—	—	(57)
Fair value as of September 30, 2013	$161	$(97)	$8	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(10)	$(399)	$5	$3

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7][8]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities Held for Sale	Consumer Notes
Fair value as of June 30, 2013	$(1,676)	$(12)	$(1,688)	$(28)	$(1)
Total realized/unrealized gains (losses)
Included in net income [1], [2]	668	(1)	667	(2)	—
Settlements	(45)	—	(45)	(1)	—
Fair value as of September 30, 2013	$(1,053)	$(13)	$(1,066)	$(31)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$668	$(1)	$667	$—	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

The tables below provide a fair value roll forward for the nine months ended September 30, 2013, for Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(11)	(11)	12	1	—	27	18	8
Included in OCI [3]	16	101	66	(18)	(5)	(10)	34	184	—
Purchases	21	30	30	68	27	—	61	237	12
Settlements	(5)	(85)	(65)	(65)	(3)	—	(104)	(327)	(1)
Sales	(83)	(195)	(97)	(300)	(6)	(51)	(231)	(963)	(22)
Transfers into Level 3 [4]	—	23	35	85	—	—	—	143	3
Transfers out of Level 3 [4]	(14)	(29)	(20)	(281)	(2)	—	—	(346)	(3)
Fair value as of September 30, 2013	$173	$557	$470	$841	$46	$108	$920	$3,115	$196
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(4)	$—	$(5)	$(4)	$—	$—	$(5)	$(18)	$28

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Derivative Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$55	$4	$45	$(57)	$519	$286	$(75)	$—	$722
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(8)	—	(23)	5	(299)	(139)	(149)	—	(605)
Included in OCI [3]	6	—	—	—	—	—	—	—	—
Purchases	7	—	1	—	—	34	(29)	—	6
Settlements	—	(1)	(3)	—	(1)	—	54	—	49
Sales	(2)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	26	—	—	28	20	74
Fair value as of September 30, 2013	$58	$3	$20	$(26)	$219	$181	$(171)	$—	$226
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(7)	$—	$(21)	$—	$(296)	$(136)	$(75)	$—	$(528)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB [6][8]	Assets Held for Sale	Separate Accounts
Fair value as of January 1, 2013	$150	$1,081	$—	$583
Transfers to assets held for sale		(12)	12	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(8)	(1,405)	3	7
Purchases	59	—	—	240
Settlements		239	(7)	(1)
Sales	(9)	—	—	(66)
Transfers into Level 3 [4]		—	—	39
Transfers out of Level 3 [4]	(31)	—	—	(67)
Fair value as of September 30, 2013	$161	$(97)	$8	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(8)	$(1,405)	$3	$15

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7][8]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities Held for Sale	Consumer Notes
Fair value as of January 1, 2013	$(3,119)	$(8)	$(3,127)	$—	$(2)
Transfers to liabilities held for sale	43	—	43	(43)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2]	2,133	(5)	2,128	15	1
Settlements	(110)	—	(110)	(3)	—
Fair value as of September 30, 2013	$(1,053)	$(13)	$(1,066)	$(31)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$2,133	$(5)	$2,128	$15	$1

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

[6]
Includes fair value of reinsurance recoverables of approximately $148 as of September 30, 2013 related to a transaction entered into with an affiliated captive reinsurer. See Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information.

[7]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[8]
For the three and nine months ended September 30, 2013, $6 and $(164) were inappropriately presented as Included in OCI within the Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB and GMAB and $(9) and $197 were inappropriately presented as Included in OCI within Guaranteed Living Benefits. Amounts have been rescheduled to Included in Net Income. This change in presentation of this disclosure had no impact on the Company's net income or OCI.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Fair Value Option
The Company elected the fair value option for certain investments held within consolidated investment funds. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities and the Company has management and control of the funds as well as a significant ownership interest.
FVO investments also include are securities that contain an embedded credit derivative with underlying credit risk primarily related to commercial and residential real estate. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The Company previously held fair value option investments in foreign government securities related to the Company's former Japan annuity business. These investments were disposed of as a consequence of the the sale of the Japan business, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for further information on the sale.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Assets
Fixed maturities, FVO
Corporate	$(5)	$1	$(2)	$(12)
CRE CDOs	1	—	17	3
Foreign government	—	8	16	(77)
RMBS	(1)	—	—	—
Total realized capital gains (losses)	$(5)	$9	$31	$(86)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	September 30, 2014	December 31, 2013
Assets
Fixed maturities, FVO
ABS	$13	$3
Corporate	98	84
CDO	78	167
CMBS	15	8
Foreign government	4	494
Municipals	2	1
RMBS	87	9
U.S. Government	2	25
Total fixed maturities, FVO	$299	$791

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,424	1,424	1,416	1,476
Mortgage loans	Level 3	3,284	3,397	3,470	3,519
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	7,083	7,263	8,955	9,153
Consumer notes [2]	Level 3	68	68	82	82

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.
Fair values for policy loans were determined using current loan coupon rates, which reflect the current rates available under the contracts. As a result, the fair value approximates the carrying value of the policy loans. During the second quarter of 2014, the Company changed the valuation technique used to estimate the fair value of policy loans, which previously was estimated by utilizing discounted cash flow calculations, using U.S. Treasury interest rates, based on the loan durations.
Fair values for mortgage loans were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.
Fair values for other policyholder funds and benefits payable, not carried at fair value, are estimated based on the cash surrender values of the underlying policies or by estimating future cash flows discounted at current interest rates adjusted for credit risk.
Fair values for consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2014	2013	2014	2013
Gross gains on sales [1]	$56	$50	$218	$1,723
Gross losses on sales	(8)	(47)	(203)	(145)
Net OTTI losses recognized in earnings	(10)	(16)	(20)	(32)
Valuation allowances on mortgage loans	—	—	(4)	—
Japanese fixed annuity contract hedges, net [2]	—	(8)	(14)	(4)
Periodic net coupon settlements on credit derivatives/Japan	1	3	10	(2)
Results of variable annuity hedge program
GMWB derivatives, net	6	203	15	219
Macro hedge program	12	(50)	(13)	(182)
Total U.S. program	18	153	2	37
International Program [3]	—	(72)	(126)	(671)
Total results of variable annuity hedge program	18	81	(124)	(634)
GMIB/GMAB/GMWB reinsurance	—	226	579	837
Coinsurance and modified coinsurance reinsurance contracts	8	(322)	402	(1,023)
Other, net [4]	(15)	(8)	(250)	77
Net realized capital gains (losses), before-tax	$50	$(41)	$594	$797

[1]	Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses for the nine months ended September 30, 2013.

[2]
Includes $(51) for the nine months ended September 30, 2014 and $(19) and $222, respectively, for the three and nine months ended September 30, 2013 of transactional foreign currency re-valuation related to the Japan fixed annuity product. Also includes $37 for the nine months ended September 30, 2014 and $11 and $(226), respectively, for the three and nine months ended September 30, 2013, of change in value related to the derivative hedging instruments and the Japan government FVO securities.

[3]
Includes transactional foreign currency re-valuation gains (losses) of $(2) for the nine months ended September 30, 2014. Includes for the three and nine months ended September 30, 2013 the transactional foreign currency re-valuation gains (losses) of $6 and $(45), respectively.

[4]
Other, net gains and losses include transactional foreign currency revaluation gains (losses) on the Japan fixed payout annuity liabilities reinsured from HLIKK and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. Gains (losses) from transactional foreign currency revaluation of the reinsured liabilities were $83 and $38, respectively, for the three and nine months ended September 30, 2014, and $(16) and $173, respectively, for the three and nine months ended September 30, 2013. Gains (losses) on instruments used to hedge the foreign currency exposure on the reinsured fixed payout annuities were $(86) and $(58), respectively, for the three and nine months ended September 30, 2014, and $0 and $(184), respectively, for the three and nine months ended September 30, 2013. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the nine months ended September 30, 2013. Also includes for the nine months ended September 30, 2014 a loss of $213 related to the recapture of the GMIB/GMAB/GMWB reinsurance contracts, which is offset by gains on the termination of the embedded derivative reflected in the GMIB/GMAB/GMWB reinsurance line.

Net realized capital gains and losses from investment sales, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $37 and $(4) for the three and nine months ended September 30, 2014 and $(13) and $1.5 billion for the three and nine months ended September 30, 2013, respectively. Proceeds from sales of AFS securities totaled $2.6 billion and $8.2 billion for the three and nine months ended September 30, 2014 and $3.5 billion and $12.3 billion for the three and nine months ended September 30, 2013, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2014	2013	2014	2013
Balance, beginning of period	$(351)	$(699)	$(410)	$(813)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—	(3)	(8)
Securities previously impaired	(2)	(3)	(8)	(3)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	48	34	107	152
Securities the Company made the decision to sell or more likely than not will be required to sell	—	2	—	2
Securities due to an increase in expected cash flows	4	7	13	11
Balance, end of period	$(301)	$(659)	$(301)	$(659)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,122	$19	$(33)	$1,108	$(1)	$1,172	$13	$(56)	$1,129	$(2)
CDOs [2]	1,102	97	(22)	1,176	—	1,392	98	(41)	1,448	—
CMBS	1,814	100	(11)	1,903	(3)	2,275	106	(34)	2,347	(3)
Corporate	14,510	1,599	(87)	16,022	(2)	15,913	1,196	(192)	16,917	(6)
Foreign govt./govt. agencies	593	32	(8)	617	—	1,267	27	(117)	1,177	—
Municipal	913	87	(3)	997	—	988	26	(49)	965	—
RMBS	1,917	62	(14)	1,965	—	2,419	60	(48)	2,431	(3)
U.S. Treasuries	1,642	148	(2)	1,788	—	1,762	1	(14)	1,749	—
Total fixed maturities, AFS	23,613	2,144	(180)	25,576	(6)	27,188	1,527	(551)	28,163	(14)
Equity securities, AFS	239	13	(17)	235	—	362	35	(25)	372	—
Total AFS securities	$23,852	$2,157	$(197)	$25,811	$(6)	$27,550	$1,562	$(576)	$28,535	$(14)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2014 and December 31, 2013.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value will be recorded in net realized capital gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2014		December 31, 2013
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,060	$1,075	$1,615	$1,639
Over one year through five years	4,906	5,213	5,328	5,535
Over five years through ten years	3,479	3,644	4,319	4,481
Over ten years	8,213	9,492	8,668	9,153
Subtotal	17,658	19,424	19,930	20,808
Mortgage-backed and asset-backed securities	5,955	6,152	7,258	7,355
Total fixed maturities, AFS	$23,613	$25,576	$27,188	$28,163
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
As of September 30, 2014, the Company did not have any exposure to credit concentration risk of a single issuer equal to or greater than 10% of the Company’s stockholder’s equity, other than U.S. government and certain U.S. government agencies. As of December 31, 2013, the Company's only exposure to any concentration of credit risk of a single issuer equal to or greater than 10% of the Company’s stockholder’s equity other than the U.S. government and certain U.S. government agencies, was the Government of Japan, which represented $853, or 10% of stockholder's equity and 2% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in the Company’s 2013 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$258	$257	$(1)	$348	$316	$(32)	$606	$573	$(33)
CDOs [1]	108	107	(1)	812	790	(21)	920	897	(22)
CMBS	94	93	(1)	228	218	(10)	322	311	(11)
Corporate	1,466	1,435	(31)	754	698	(56)	2,220	2,133	(87)
Foreign govt./govt. agencies	128	126	(2)	87	81	(6)	215	207	(8)
Municipal	68	67	(1)	20	18	(2)	88	85	(3)
RMBS	146	145	(1)	268	255	(13)	414	400	(14)
U.S. Treasuries	248	247	(1)	23	22	(1)	271	269	(2)
Total fixed maturities, AFS	2,516	2,477	(39)	2,540	2,398	(141)	5,056	4,875	(180)
Equity securities, AFS	49	45	(4)	106	93	(13)	155	138	(17)
Total securities in an unrealized loss position	$2,565	$2,522	$(43)	$2,646	$2,491	$(154)	$5,211	$5,013	$(197)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$288	$286	$(2)	$418	$364	$(54)	$706	$650	$(56)
CDOs [1]	64	63	(1)	1,185	1,144	(40)	1,249	1,207	(41)
CMBS	437	423	(14)	392	372	(20)	829	795	(34)
Corporate	2,449	2,360	(89)	799	696	(103)	3,248	3,056	(192)
Foreign govt./govt. agencies	542	501	(41)	303	227	(76)	845	728	(117)
Municipal	508	475	(33)	99	83	(16)	607	558	(49)
RMBS	922	909	(13)	475	440	(35)	1,397	1,349	(48)
U.S. Treasuries	1,456	1,442	(14)	—	—	—	1,456	1,442	(14)
Total fixed maturities, AFS	6,666	6,459	(207)	3,671	3,326	(344)	10,337	9,785	(551)
Equity securities, AFS	77	73	(4)	135	114	(21)	212	187	(25)
Total securities in an unrealized loss position	$6,743	$6,532	$(211)	$3,806	$3,440	$(365)	$10,549	$9,972	$(576)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

As of September 30, 2014, AFS securities in an unrealized loss position, consisted of 1,826 securities, primarily in the corporate sector and securities backed by commercial and residential real estate, which are depressed primarily due to an increase in interest rates and wider credit spreads since the securities were purchased. As of September 30, 2014, 94% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2014 was primarily attributable to a decrease in long term interest rates and tighter credit spreads.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector and structured securities with exposure to commercial and residential real estate. Corporate securities are primarily depressed because the securities have floating-rate coupons and have long-dated maturities or are perpetual. For certain commercial and residential real estate securities’ current market spreads continue to be wider than spreads at the securities' respective purchase dates, even though credit spreads have continued to tighten over the past five years. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	September 30, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$3,300	$(16)	$3,284	$3,482	$(12)	$3,470

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

As of September 30, 2014, and December 31, 2013, the carrying value of mortgage loans associated with the valuation allowance was $70 and $86, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $53 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. There were no mortgage loans held-for-sale as of September 30, 2014. As of September 30, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$(12)	$(14)
(Additions)/Reversals	(4)	—
Deductions	—	2
Balance, end of period	$(16)	$(12)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 58% as of September 30, 2014, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compare a property’s net operating income to the borrower’s principal and interest payments. The Company held no delinquent commercial mortgage loans as of September 30, 2014.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2014		December 31, 2013
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$25	1.15x	$35	1.15x
65% - 80%	486	1.79x	777	1.94x
Less than 65%	2,773	2.48x	2,658	2.34x
Total commercial mortgage loans	$3,284	2.36x	$3,470	2.23x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$73	2.2%	$79	2.3%
Middle Atlantic	282	8.6%	255	7.3%
Mountain	35	1.1%	40	1.2%
New England	146	4.4%	163	4.7%
Pacific	909	27.7%	1,019	29.4%
South Atlantic	541	16.5%	548	15.8%
West North Central	15	0.5%	17	0.5%
West South Central	125	3.8%	144	4.1%
Other [1]	1,158	35.2%	1,205	34.7%
Total mortgage loans	$3,284	100.0%	$3,470	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$36	1.1%	$93	2.7%
Industrial	1,132	34.4%	1,182	34.1%
Lodging	26	0.8%	27	0.8%
Multifamily	522	15.9%	576	16.6%
Office	739	22.5%	723	20.8%
Retail	715	21.8%	745	21.5%
Other	114	3.5%	124	3.5%
Total mortgage loans	$3,284	100.0%	$3,470	100.0%
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

	September 30, 2014			December 31, 2013
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$3	$3	$—	$12	$13	$—
Investment funds [4]	158	20	140	134	20	119
Limited partnerships and other alternative investments	3	1	2	4	2	2
Total	$164	$24	$142	$150	$35	$121

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the fixed maturities, AFS or fixed maturities, FVO, on the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Repurchase Agreements, Dollar Roll Transactions and Other Collateral Transactions
From time to time, the Company enters into repurchase agreements and dollar roll transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions generally have a contractual maturity of ninety days or less and the carrying amounts of these instruments approximate fair value.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

The Company had no outstanding repurchase agreements or dollar roll transactions as of September 30, 2014 and December 31, 2013.
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of September 30, 2014 and December 31, 2013 the fair value of securities on deposit was approximately $14 and $13, respectively.
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include the hedge program for the Company's variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting.
The non-qualifying strategies include:
Interest rate swaps, swaptions and futures
The Company uses interest rate swaps, swaptions and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2014 and December 31, 2013 the notional amount of interest rate swaps in offsetting relationships was $4.7 billion and $4.5 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan fixed payout annuity hedge
The Company reinsures fixed payout annuity liabilities associated with a GMIB contract issued by HLIKK. HLIKK was sold during 2014, however, the reinsurance of the fixed payout annuities remains in place. For discussion on the sale of HLIKK, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.

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
Equity index swaps and options
The Company enters into equity index options with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

	Notional Amount		Fair Value
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Customized swaps	$7,181	$7,839	$93	$74
Equity swaps, options, and futures	4,027	4,237	34	44
Interest rate swaps and futures	3,815	6,615	(3)	(77)
Total	$15,023	$18,691	$124	$41
Macro hedge program
The Company utilizes equity options, swaps and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Equity options and swaps	6,028	9,934	134	139
Foreign currency options	400	—	—	—
Total	$6,428	$9,934	$134	$139
Coinsurance and modified coinsurance reinsurance contracts
As of September 30, 2014 and December 31, 2013, the Company had approximately $1.0 billion and $1.3 billion, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

As of December 31, 2013, coinsurance and modified coinsurance reinsurance contracts included $28.2 billion of notional related to a previous coinsurance agreement which was terminated during 2014. Provisions of this agreement included reinsurance to cede a portion of direct written U.S. GMWB riders, which were accounted for as an embedded derivative, to a former affiliated captive reinsurer. Additional provisions of this agreement ceded variable annuity GMIB, GMAB and GMWB contracts reinsured by the Company that had been assumed from HLIKK and were accounted for as a free-standing derivative. Effective April 1, 2014, this agreement was terminated. For further information on this transaction, refer to Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
Cash flow hedges
Interest rate swaps	$2,792	$3,215	$16	$16	$24	$49	$(8)	$(33)
Foreign currency swaps	143	143	(13)	(5)	3	2	(16)	(7)
Total cash flow hedges	2,935	3,358	3	11	27	51	(24)	(40)
Fair value hedges
Interest rate swaps	32	1,261	—	(24)	—	2	—	(26)
Total fair value hedges	32	1,261	—	(24)	—	2	—	(26)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,839	4,633	(335)	(368)	258	123	(593)	(491)
Foreign exchange contracts
Foreign currency swaps and forwards	82	118	(4)	(4)	—	6	(4)	(10)
Japan fixed payout annuity hedge	1,571	1,571	(411)	(354)	—	—	(411)	(354)
Japanese fixed annuity hedging instruments [1]	—	1,436	—	(6)	—	88	—	(94)
Credit contracts
Credit derivatives that purchase credit protection	224	243	(6)	(4)	—	—	(6)	(4)
Credit derivatives that assume credit risk [2]	1,009	1,507	8	27	12	28	(4)	(1)
Credit derivatives in offsetting positions	2,210	3,501	(2)	(3)	23	35	(25)	(38)
Equity contracts
Equity index swaps and options	140	131	(2)	(2)	23	18	(25)	(20)
Variable annuity hedge program
GMWB product derivatives [3]	18,792	21,512	(56)	(36)	—	—	(56)	(36)
GMWB reinsurance contracts	3,844	4,508	36	29	36	29	—	—
GMWB hedging instruments	15,023	18,691	124	41	257	333	(133)	(292)
Macro hedge program	6,428	9,934	134	139	170	178	(36)	(39)
International program hedging instruments [1]	—	57,025	—	(27)	—	649	—	(676)
Other
GMIB, GMAB, and GMWB reinsurance contracts [1]	—	11,999	—	(540)	—	—	—	(540)
Coinsurance and modified coinsurance reinsurance contracts	964	29,423	41	(427)	41	383	—	(810)
Total non-qualifying strategies	55,126	166,232	(473)	(1,535)	820	1,870	(1,293)	(3,405)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$58,093	$170,851	$(470)	$(1,548)	$847	$1,923	$(1,317)	$(3,471)
Balance Sheet Location
Fixed maturities, available-for-sale	$199	$196	$(1)	$(1)	$—	$—	$(1)	$(1)
Other investments	12,236	40,564	145	272	308	721	(163)	(449)
Other liabilities	22,008	62,599	(612)	(827)	462	789	(1,074)	(1,616)
Reinsurance recoverable	4,808	33,931	77	(398)	77	413	—	(811)
Other policyholder funds and benefits payable	18,842	33,561	(79)	(594)	—	—	(79)	(594)
Total derivatives	$58,093	$170,851	$(470)	$(1,548)	$847	$1,923	$(1,317)	$(3,471)

[1]
Represents hedge programs formerly associated with the Japan variable and fixed annuity products which were terminated due to the sale of HLIKK during 2014. For further information on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements. For further information on the associated hedge programs, see Note 4 - Investments and Derivative Instruments of Notes to the Consolidated Financial Statements included in the Company's 2013 Form 10-K Annual Report.

[2]	The derivative instruments related to this strategy are held for other investment purposes.

[3]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•
The decrease in notional amount related to coinsurance and modified coinsurance reinsurance contracts was due to the termination of certain reinsurance contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For further discussion on this transaction, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

•	The decrease in notional amount related to the GMWB hedging instruments primarily resulted from portfolio re-balancing, including the termination of offsetting positions.

•	The decrease in notional amount associated with the macro hedge program was primarily driven by the expiration of certain out-of-the-money options.
Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2013 was primarily related to the following:

•
The change in fair value related to the coinsurance and modified coinsurance reinsurance contracts was due to the termination of certain reinsurance contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative.  For discussion on this transaction, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

•
The change in fair value associated with the GMIB, GMAB, and GMWB reinsurance contracts and the international program hedging instruments resulted from the sale of HLIKK and concurrent recapture of the associated risks by HLIKK. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

•
The increase in the fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates and increased volatility, partially offset by losses resulting from policyholder behavior primarily related to increased surrenders.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

As of September 30, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$770	$585	$145	$40	$76	$109

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,235)	$(560)	$(610)	$(65)	$(808)	$133

As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,510	$1,290	$272	$(52)	$121	$99

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,063)	$(1,308)	$(825)	$70	$(826)	$71

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]
Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty. Not included in this amount are embedded derivatives associated with consumer notes of $(2) as of September 30, 2014 and December 31, 2013, which were not eligible for offset in the Company's Condensed Consolidated Balance Sheets.

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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Interest rate swaps	$(17)	$(2)	$13	$(128)	$3	$—	$2	$(2)
Foreign currency swaps	(2)	3	(5)	9	—	—	—	—
Total	$(19)	$1	$8	$(119)	$3	$—	$2	$(2)

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three months ended September 30,		Nine months ended September 30,
	Location	2014	2013	2014	2013
Interest rate swaps	Net realized capital gain/(loss)	$(2)	$—	$(1)	$66
Interest rate swaps	Net investment income	12	14	38	43
Foreign currency swaps	Net realized capital gain/(loss)	(9)	4	(9)	2
Total		$1	$18	$28	$111
As of September 30, 2014, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $37. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows.
During the three and nine months ended September 30, 2014 and September 30, 2013, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$1	$(1)	$—	$9	$(1)	$2	$22	$(21)
Foreign currency swaps
Net realized capital gain/(loss)	—	—	2	(2)	—	—	—	—
Benefits, losses and loss adjustment expenses	—	—	(1)	1	—	—	(2)	2
Total	$1	$(1)	$1	$8	$(1)	$2	$20	$(19)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(2)	$2	$(3)	$(6)
Foreign exchange contracts
Foreign currency swaps and forwards	—	(1)	2	4
Japan fixed payout annuity hedge [1]	(86)	—	(58)	(184)
Japanese fixed annuity hedging instruments [2]	—	6	22	(150)
Credit contracts
Credit derivatives that purchase credit protection	1	(1)	(5)	(10)
Credit derivatives that assume credit risk	(5)	12	6	32
Equity contracts
Equity index swaps and options	3	(5)	3	(21)
Variable annuity hedge program
GMWB product derivatives	(37)	451	54	1,099
GMWB reinsurance contracts	2	(74)	(9)	(166)
GMWB hedging instruments	41	(174)	(30)	(714)
Macro hedge program	12	(50)	(13)	(182)
International program hedging instruments	—	(72)	(126)	(671)
Other
GMIB, GMAB, and GMWB reinsurance contracts	—	226	579	837
Coinsurance and modified coinsurance reinsurance contracts	8	(322)	402	(1,023)
Derivatives formerly associated with Japan [3]	(2)	—	(2)	—
Total [4]	$(65)	$(2)	$822	$(1,155)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $83 and $(16) for the three months ended September 30, 2014 and 2013, respectively and $38 and $173, for the nine months ended September 30, 2014 and 2013, respectively.

[2]
 The associated liability is adjusted for changes in spot rates through realized capital gains and was $(51) for the nine months ended September 30, 2014, and $(19) and $222, respectively, for the three and nine months ended September 30, 2013.

[3]
These amounts relate to the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK. For further information, see Note 4 - Investments and Derivative Instruments of Notes to the Condensed Consolidated Financial Statements included in the Company's Form 10-Q for the period ended June 30, 2014.

[4]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

For the three months and nine months ended September 30, 2014, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain on the GMIB, GMAB, and GMWB reinsurance contracts was driven by the sale of HLIKK and concurrent recapture of the associated risks by HLIKK. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

•
The net gain on the coinsurance and modified coinsurance reinsurance contracts is primarily due to the termination of certain reinsurance contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination, refer to Note 5 - Reinsurance, and Note 11 - Transactions with Affiliates of the Notes to the Condensed Consolidated Financial Statements.

•
The net gains related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, were primarily driven by liability model assumption updates and increased volatility, partially offset by losses resulting from policyholder behavior primarily related to increased surrenders.

•	The net losses related to the international program hedging instruments was primarily driven by an improvement in global equity markets and declines in volatility levels and interest rates.

•	The net losses related to the Japan fixed payout annuity hedge were driven by a depreciation of the Japanese yen in relation to the U.S. dollar.
In addition, for the three and nine months ended September 30, 2014, the Company received gains of $0 and $11, respectively, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivatives receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
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

•
The net losses related to the Japanese fixed annuity hedging instruments and the Japan fixed payout annuity hedges were primarily due to depreciation of the Japanese yen in relation to the U.S. dollar.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2014 and December 31, 2013.
 As of September 30, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$267	$4	3 years	Corporate Credit/ Foreign Gov.	A-	$163	$(3)
Below investment grade risk exposure	6	—	3 years	Corporate Credit	B-	4	—
Basket credit default swaps [4]
Investment grade risk exposure	1,244	16	3 years	Corporate Credit	BBB+	683	(7)
Below investment grade risk exposure	20	1	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	352	(6)	5 years	CMBS Credit	AA	180	2
Below investment grade risk exposure	75	(11)	2 years	CMBS Credit	CCC+	75	11
Embedded credit derivatives
Investment grade risk exposure	150	146	3 years	Corporate Credit	A	—	—
Total [5]	$2,114	$150				$1,105	$3
 As of December 31, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$735	$6	2 years	Corporate Credit/ Foreign Gov.	A	$592	$(4)
Below investment grade risk exposure	24	—	1 year	Corporate Credit	CCC	25	—
Basket credit default swaps [4]
Investment grade risk exposure	1,912	25	3 years	Corporate Credit	BBB+	784	(10)
Below investment grade risk exposure	87	8	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	235	(5)	3 years	CMBS Credit	A	235	5
Below investment grade risk exposure	115	(18)	3 years	CMBS Credit	B-	115	18
Embedded credit derivatives
Investment grade risk exposure	150	145	3 years	Corporate Credit	BBB+	—	—
Total [5]	$3,258	$161				$1,751	$9

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

[4]
Includes $1.7 billion and $2.3 billion as of September 30, 2014 and December 31, 2013, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2014 and December 31, 2013, the Company pledged cash collateral associated with derivative instruments with a fair value of $11 and $290, as of September 30, 2014 and December 31, 2013, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $809 and $865, respectively, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of September 30, 2014 and December 31, 2013 the Company accepted cash collateral associated with derivative instruments of $16 and $171, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of September 30, 2014 and December 31, 2013 of $76 and $121, respectively, of which the Company has the ability to sell or repledge $76 and $117, respectively. As of September 30, 2014 and December 31, 2013, the fair value of repledged securities totaled $0 and $39, respectively, and the Company did not sell any securities. In addition, as of September 30, 2014 and December 31, 2013, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

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
Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. HLAI continues to provide reinsurance for approximately $1.1 billion of Japan fixed payout annuities. For further discussion of this transaction, see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
The Company entered into two reinsurance transactions in connection with the sales of its Retirement Plans and Individual Life businesses in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $198 and $614 for three and nine months ended September 30, 2014, respectively, and $212 and $681 for the three and nine months ended September 30, 2013, respectively. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.
The Company maintains a reinsurance agreement with HLA, whereby the Company cedes group life, accident and health risks. Under the treaty, the Company ceded group life premium of $20 million and $62 million for the three and nine months ended September 30, 2014, respectively, and $32 and $56 for the three and nine months ended September 30, 2013, respectively. The Company ceded accident and health premiums to HLA of $49 million and $328 million, for the three and nine months ended September 30, 2014, respectively, and $44 and $127 for three and nine months ended September 30, 2013, respectively.
Until April 1, 2014, HLAI had a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer. Under this agreement, the Company ceded $5 for the nine months ended September 30, 2014, and $7 and $25 for the three and nine months ended September 30, 2013, respectively. For further information regarding the WRR reinsurance agreement, see Note 11 -Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Reinsurance Recoverables
The Company's reinsurance recoverables are summarized as follows:

	September 30,	December 31,
	2014	2013
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$18,426	$18,969
Other reinsurers	1,456	825
Gross reinsurance recoverables	$19,882	$19,794
As of September 30, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $9.8 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of September 30, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.5 billion and $8.2 billion, respectively. As of September 30, 2014, the net reinsurance recoverables from Prudential represents approximately 18% of the Company's consolidated stockholder's equity. As of September 30, 2014, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
Insurance revenues
Net income, earned premiums and other were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross fee income, earned premiums and other	$794	$889	$2,435	$2,556
Reinsurance assumed	18	18	55	53
Reinsurance ceded	(464)	(477)	(1,582)	(1,389)
Fee income, earned premiums and other	$348	$430	$908	$1,220

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in the Deferred Policy Acquisition Costs ("DAC") and present value of future profits balances are as follows:

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$689	$3,072
Deferred costs	12	10
Amortization — DAC	(86)	(109)
Amortization — Unlock charge, pre-tax	(102)	(109)
Amortization — DAC related to business dispositions [1] [2]	—	(2,229)
Adjustments to unrealized gains and losses on securities available-for-sale and other	22	89
Balance, end of period	$535	$724

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB/GMWB and UL secondary guarantee benefits are as follows:

	GMDB/GMWB	UL Secondary Guarantees
Liability balance as of January 1, 2014	$849	$1,802
Incurred	135	174
Paid	(85)	—
Unlock	(90)	5
Liability balance as of September 30, 2014	$809	$1,981
Reinsurance recoverable asset, as of January 1, 2014	$533	$1,802
Incurred	78	179
Paid	(66)	—
Unlock	(62)	—
Reinsurance recoverable asset, as of September 30, 2014	$483	$1,981

	GMDB/GMWB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$944	$363
Incurred	150	240
Paid	(125)	—
Unlock	(120)	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	1,143
Currency translation adjustment	(5)	—
Liability balance as of September 30, 2013	$844	$1,746
Reinsurance recoverable asset, as of January 1, 2013	$608	$21
Incurred	79	240
Paid	(76)	—
Unlock	(73)	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	1,485
Reinsurance recoverable asset, as of September 30, 2013	$538	$1,746

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table presents details concerning GMDB exposure as of September 30, 2014:

Account Value by GMDB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$17,749	$2,684	$419	70
With 5% rollup [2]	1,481	220	63	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,444	584	83	68
With 5% rollup & EPB	552	115	25	71
Total MAV	24,226	3,603	590
Asset Protection Benefit (APB) [4]	15,890	263	175	68
Lifetime Income Benefit (LIB) – Death Benefit [5]	646	7	7	67
Reset [6] (5-7 years)	3,054	38	37	69
Return of Premium [7] /Other	10,533	61	53	68
Subtotal Variable Annuity with GMDB	54,349	3,972	862	69
Less: General Account Value with GMDB	4,083
Subtotal Separate Account Liabilities with GMDB	50,266
Separate Account Liabilities without GMDB	86,040
Total Separate Account Liabilities	$136,306

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 years (adjusted for withdrawals).

[7]	ROP GMDB is the greater of current AV or net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurances. NAR and RNAR are highly sensitive to equity market movements and increase when equity markets decline.

For a description of the Company’s guaranteed living benefits that are accounted for at fair value, see Note 3 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	September 30, 2014	December 31, 2013
Equity securities (including mutual funds)	$45,981	$52,858
Cash and cash equivalents	4,285	4,605
Total	$50,266	$57,463
As of September 30, 2014 and December 31, 2013, approximately 18% and 17%, respectively, of the equity securities above were invested in fixed income securities through these mutual funds and approximately 82% and 83%, respectively, were invested in equity securities through these funds.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements

Changes in sales inducement activity are as follows:

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$36	$118
Sales inducements deferred	—	—
Amortization — Unlock charge [1]	(31)	(3)
Amortization charged to income	(5)	(6)
Amortization related to business dispositions [2]	—	(71)
Balance, end of period	$—	$38

[1]	In 2014 the unlock charge is due to assumption changes in connection with the annual policyholder behavior assumption study.

[2]
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2014, is $746. Of this $746 the legal entities have posted collateral of $839 in the normal course of business. In addition, the Company has posted collateral of $42 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2014, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Stock Compensation Plans

The Hartford has three primary stock-based compensation plans. The Company is included in these plans and has been allocated compensation expense, after tax of $3 and $2 for the three months ended September 30, 2014 and 2013. The Company did not capitalize the cost of stock-based compensation.

11. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased group annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2014 and December 31, 2013, the Company had $54 of reserves for claim annuities purchased by affiliated entities. For the nine months ended September 30, 2014 and 2013 the Company recorded earned premiums of $2 and $8, respectively, for these intercompany claim annuities. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization.
The Company has issued a guarantee to retirees and vested terminated employees (“Retirees”) of The Hartford Retirement Plan for U.S. Employees (“the Plan”) who retired or terminated prior to January 1, 2004. The Plan is sponsored by The Hartford. The guarantee is an irrevocable commitment to pay all accrued benefits which the Retiree or the Retiree’s designated beneficiary is entitled to receive under the Plan in the event the Plan assets are insufficient to fund those benefits and the Company is unable to provide sufficient assets to fund those benefits. The Company believes that the likelihood that payments will be required under this guarantee is remote.
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of September 30, 2014 and September 30, 2013, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
The Company and HLAI formerly reinsured certain fixed annuity products and variable annuity product GMDB, GMIB, GMWB and GMAB riders from HLIKK, a former Japanese affiliate that was sold on June 30, 2014 to ORIX Life Insurance Corporation (for further information, see Note 1 - Basis of Presentation and Significant Accounting Policies). As of December 31, 2013, $2.6 billion of fixed annuity account value had been assumed by the Company and HLAI. At December 31, 2013, the carrying value of the GMIB liability and the GMAB/GMWB liability was $500 and $4 respectively. There was no liability for the assumed GMDB reinsurance and the net amount at risk for the assumed GMDB reinsurance was $200 at December 31, 2013.
Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. This recapture resulted in the Company and HLAI transferring approximately $1.6 billion of assets supporting the recaptured reserves. The Company recognized a loss on this recapture of $213. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. HLAI continues to provide reinsurance for approximately $1.1 billion of Japan fixed payout annuities.
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
Effective April 1, 2014, HLAI, terminated its modco and coinsurance with funds withheld reinsurance agreement with WRR, following receipt of approval from the State of Connecticut Insurance Department ("CTDOI") and Vermont Department of Financial Regulation. As a result, the Company reclassified $310 in aggregate reserves for annuity contracts from funds withheld within Other liabilities to Other policyholder funds and benefits payable. The Company recognized a gain of $213 in the nine months ended September 30, 2014 resulting from the termination of derivatives associated with the reinsurance transaction. On April 30, 2014, The Hartford dissolved WRR which resulted in WRR paying off a $655 surplus note and returning $345 in capital to The Hartford, all of which was contributed as capital to HLAI to support the recaptured risks.
The impact of the modco and coinsurance with funds withheld reinsurance agreement with WRR on the Company’s Condensed Consolidated Statements of Operations prior to termination was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,

	2013	2014	2013
Earned premiums	$(7)	$(5)	$(25)
Net realized losses [1]	(323)	(103)	(1,250)
Total revenues	(330)	(108)	(1,275)
Benefits, losses and loss adjustment expenses	(2)	(1)	(7)
Insurance operating costs and other expenses	(194)	(4)	(1,016)
Total expenses	(196)	(5)	(1,023)
Loss before income taxes	(134)	(103)	(252)
Income tax benefit	(47)	(36)	(88)
Loss from continuing operations, net of tax	$(87)	$(67)	$(164)
Income from discontinued operations, net of tax	3	—	1
Net loss	$(84)	$(67)	$(163)
[1] Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Condensed Consolidated Balance Sheets include a modco reinsurance recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. As of September 30, 2014, the balance for modco reinsurance recoverable, deposit liability and net reinsurance recoverable was zero. As of December 31, 2013, the balance of the modco reinsurance recoverable, deposit liability and net reinsurance recoverable were $129, $638 and $495, respectively.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Restructuring and Other Costs

As a result of a strategic business realignment announced in 2012, The Hartford is currently focusing on its Property & Casualty, Group Benefits and Mutual Funds businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 9 months. For further discussion of the Company's strategic business realignment and related business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through September 30, 2014. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to September 30, 2014, and asset impairment and related charges, will be expensed as appropriate.
Restructuring and other costs of approximately $149, pre-tax have been incurred by the Company to date in connection with these activities.
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Severance benefits and related costs	$—	$(4)	$2	$2
Professional fees	—	2	—	10
Asset impairment charges	—	—	—	5
Total restructuring and other costs	$—	$(2)	$2	$17
Changes in the accrued restructuring liability balance included in other liabilities in the Company's Consolidated Balance Sheets are as follows:

	Nine Months Ended September 30, 2014
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$1	$—	$—	$—	$1
Accruals/provisions	2	—	—	—	2
Payments/write-offs	(3)	—	—	—	(3)
Balance, end of period	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$31	$—	$—	$—	$31
Accruals/provisions	2	10	5	—	17
Payments/write-offs	(29)	(10)	—	—	(39)
Balance, end of period	$4	$—	$5	$—	$9

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Revenues
Earned premiums	$—	$(2)
Fee income	—	8
Net investment income
Securities available-for-sale and other	(1)	(3)
Equity securities, trading	—	138
Total net investment income	(1)	135
Net realized capital losses	(7)	(17)
Total revenues	(8)	124
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	—	1
Benefits, losses and loss adjustment expenses - returns credited on international variable annuity	—	138
Insurance operating costs and other expenses	(6)	(39)
Total benefits, losses and expenses	(6)	100
Income (loss) before income taxes	(2)	24
Income tax expense (benefit)	(1)	1
Income (loss) from operations of discontinued operations, net of tax	(1)	23
Net realized capital loss on disposal, net of tax	—	(51)
Loss from discontinued operations, net of tax	$(1)	$(28)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax and DAC, by component consist of the following:
Three months ended September 30, 2014

	Net Unrealized Gain on Securities	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$1,066	$80	$—	$1,146
OCI before reclassifications	8	(14)	(1)	(7)
Amounts reclassified from AOCI	(24)	(1)	—	(25)
Net OCI	(16)	(15)	(1)	(32)
Ending balance	$1,050	$65	$(1)	$1,114
Nine months ended September 30, 2014

	Net Unrealized Gain on Securities [1]	Net Gain (Loss) on Cash-Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Total AOCI [1]
Beginning balance	$495	$79	$—	574
OCI before reclassifications	552	4	(1)	555
Amounts reclassified from AOCI	3	(18)	—	(15)
Net OCI	555	(14)	(1)	540
Ending balance	$1,050	$65	$(1)	$1,114
Reclassifications from AOCI consist of the following for the nine months ended September 30, 2014:

	Amount Reclassified from AOCI
AOCI	Three months ended September 30, 2014	Nine months ended September 30, 2014	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$37	$(4)	Net realized capital gains (losses)
	37	(4)	Total before tax
	13	(1)	Income tax expense
	$24	$(3)	Net income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps	$(2)	$(1)	Net realized capital gains (losses)
Interest rate swaps	12	38	Net investment income
Foreign currency swaps	(9)	(9)	Net realized capital gains (losses)
	1	28	Total before tax
	—	10	Income tax expense
	$1	$18	Net income
Total amounts reclassified from AOCI	$25	$15	Net income

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

Reclassifications from AOCI consist of the following for the nine months ended September 30, 2013:

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of September 30, 2014, and its results of operations for the three months ended September 30, 2014 compared to the equivalent 2013 period. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2013 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Fee income and other	$292	$375	(22%)	$923	$1,085	(15%)
Earned premiums	56	55	2%	(15)	135	(111%)
Net investment income	391	415	(6%)	1,178	1,283	(8%)
Net realized capital gains (losses) [1]	50	(41)	NM	594	797	(25%)
Total revenues	789	804	(2%)	2,680	3,300	(19%)
Benefits, losses and loss adjustment expenses	421	435	(3%)	1,090	1,304	(16%)
Amortization of deferred policy acquisition costs and present value of future profits	134	147	(9%)	188	218	(14%)
Insurance operating costs and other expenses	144	(36)	NM	696	(450)	NM
Reinsurance loss on dispositions, including reduction in goodwill of $250	—	—	—%	—	1,491	(100%)
Dividends to policyholders	—	4	(100%)	2	12	(83%)
Total benefits, losses and expenses	699	550	27%	1,976	2,575	(23%)
Income from continuing operations before income taxes	90	254	(65%)	704	725	(3%)
Income tax expense (benefit)	(1)	52	(102%)	157	145	8%
Income from continuing operations, net of tax	91	202	(55%)	547	580	(6%)
Loss from discontinued operations, net of tax	—	(1)	100%	—	(28)	100%
Net income	91	201	(55%)	547	552	(1%)
Net income attributable to noncontrolling interest	3	—	NM	3	6	(50%)
Net income attributable to Hartford Life Insurance Company	$88	$201	(56%)	$544	$546	—%

[1]	Includes net realized capital gains (losses) on business dispositions of $1,561 for the nine months ended September 30, 2013.
Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Net income decreased for the three and nine months ended September 30, 2014 as compared to the prior year periods. The decrease in net income for the three months ended September 30, 2014 as compared to the prior year period was due to decreases in fee income and net investment income, as well as an increase in total benefits, losses and expenses, partially offset by increased net realized capital gains as compared with net realized capital losses in the prior year period. The decrease in net income for the nine months ended September 30, 2014 as compared to the prior year period was due to decreases in fee income, net investment income and net realized capital gains, as well as an increase in insurance operating costs and other expenses, partially offset by gains on business dispositions.
Fee income and other for the three and nine months ended September 30, 2014, decreased as compared to the prior year periods. The decrease is primarily driven by the decline in account values as a result of the continued run off of the business.
Net investment income decreased for the three and nine months ended September 30, 2014 as compared to the prior year periods due to lower income from fixed maturities, partially offset by an increase in income from limited partnerships. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
Until April 1, 2014, HLAI had a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer. A decrease in the loss on the affiliate modco reinsurance agreement increased earnings by $84 and $96 for the three and nine months ended September 30, 2014, respectively, as compared to the prior year period. For further discussion on the affiliate modco reinsurance agreement see Note 11 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Net realized capital gains (losses), excluding the impacts of the affiliate modco reinsurance agreement and the net realized gains on business disposition, decreased by $232 and increased by $211 for the three and nine months ended September 30, 2014, as compared to the prior year periods, resulting in net realized capital gains of $50 and $697, respectively. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
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

Investment Results
Net Investment Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$272	4.5%	$318	4.4%	$843	4.3%	$957	4.3%
Equity securities, AFS	4	5.6%	2	2.1%	9	3.7%	6	2.5%
Mortgage loans	38	4.7%	43	4.8%	117	4.7%	130	4.8%
Policy loans	20	5.5%	20	5.7%	59	5.5%	61	5.6%
Limited partnerships and other alternative investments	46	14.8%	21	6.7%	117	12.2%	88	9.0%
Other [3]	28		28		83		93
Investment expense	(17)		(17)		(50)		(52)
Total net investment income	391	4.8%	415	4.3%	1,178	4.6%	1,283	4.4%
Total securities, AFS and other excluding limited partnerships and other alternative investments	$345	4.4%	$394	4.3%	$1,061	4.3%	$1,195	4.3%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement collateral, if any, and derivatives book value.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Total net investment income decreased primarily due to lower income from fixed maturities, partially offset by an increase in income from limited partnerships. The decrease in income related to fixed maturities is a result of a decline in assets levels and lower income from repurchase agreements. The increase in limited partnerships resulted primarily from an increase in valuations of underlying funds. Net investment income is expected to decline in future periods as a result of a decline in assets related to the recaptured reinsurance of HLIKK as well as the continued runoff of the Company's businesses.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has remained consistent at 4.3% for the nine months ended September 30, 2014 and 2013. The average reinvestment rate, excluding certain treasury securities, for the nine months ended September 30, 2014, was approximately 3.7% which was slightly lower than the average yield of sales and maturities of 3.8% for the same period. Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2014, to remain relatively consistent with the current net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.
Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2014	2013	2014	2013
Gross gains on sales	$56	$50	$218	$1,723
Gross losses on sales	(8)	(47)	(203)	(145)
Net OTTI losses recognized in earnings	(10)	(16)	(20)	(32)
Valuation allowances on mortgage loans	—	—	(4)	—
Japanese fixed annuity contract hedges, net [1]	—	(8)	(14)	(4)
Periodic net coupon settlements on credit derivatives/Japan	1	3	10	(2)
Results of variable annuity hedge program
GMWB derivatives, net	6	203	15	219
Macro hedge program	12	(50)	(13)	(182)
Total U.S. program	18	153	2	37
International Program	—	(72)	(126)	(671)
Total results of variable annuity hedge program	18	81	(124)	(634)
GMIB/GMAB/GMWB reinsurance	—	226	579	837
Coinsurance and modified coinsurance reinsurance contracts	8	(322)	402	(1,023)
Other, net [2]	(15)	(8)	(250)	77
Net realized capital gains (losses), before-tax	$50	$(41)	$594	$797

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[2]
Primarily consists of changes in value of non-qualifying derivatives and the Japan fixed payout annuity hedge. Also includes for the three and nine months ended September 30, 2014 a loss related to the recapture of the GMIB/GMAB/GMWB reinsurance contracts, which is offset by gains on the termination of the reinsurance derivative reflected in the GMIB/GMAB/GMWB reinsurance line.

Details on the Company's net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the three and nine months ended September 30, 2014 were primarily due to gains on the sale of corporate securities, CMBS, and RMBS. Gross losses on the sales three and nine months ended September 30, 2014 were the result of losses on sales of emerging market securities, primarily within the foreign government and corporate sectors. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

•
Gross gains on sales for the three months ended June 30, 2013 were primarily due to gains on the sale of industrial corporate and ABS securities. Gross losses on the sales for the three months ended June 30, 2013 were the result of losses on sales on financial securities. The sales were primarily as a result of normal portfolio and duration management. Gross gains and losses on sales for the three and nine months ended September 30, 2013 were predominately from the sales of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion.

Variable annuity hedge program

•
For the three months ended September 30, 2014, the gain on the macro hedge program was primarily due to gains of $19 driven by increased equity volatility. For the nine months ended September 30, 2014, the loss on the macro hedge program was primarily due to losses of $14 driven by an improvement in the domestic equity markets.

•
For the three and nine months ended September 30, 2014, the gain related to the combined GMWB derivatives, net, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $31 on liability model assumption updates and gains of $10 and $8, respectively, due to increased volatility. For the three and nine months ended September 30, 2014, these gains were partially offset by losses of $20 and $24, respectively, resulting from policyholder behavior primarily related to increased surrenders.

•
For the nine months ended September 30, 2013, the loss on the macro hedge program was primarily due to losses of $98 related to an improvement in domestic equity markets, losses of $44 due to passage of time, and losses of $44 driven by an increase in long term interest rates.

• For the three and nine months ended September 30, 2013, the net gain related to the combined GMWB derivatives, net, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $83 and $186, respectively, resulting from favorable policyholder behavior largely related to increased surrenders, and gains of $27 and $63, respectively, due to the passage of time. Additional gains of $75 related to the U.S. GMWB product for the three months ended September 30, 2013 were primarily due to liability assumption updates for lapses and withdrawal rates.

•
For the three and nine months ended September 30, 2013 the net loss on the international program was primarily due to an improvement in global equity markets and a depreciation of the Japanese yen in relation to the euro.

GMIB/GMAB/GMWB reinsurance

•
The net gain for the nine months ended September 30, 2014 was driven by the sale of HLIKK and concurrent recapture of the reinsurance contracts. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

Coinsurance and modified coinsurance reinsurance

•
The net gain for the nine months ended September 30, 2014 was primarily due to the termination of certain reinsurance contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination, refer to Note 5 - Reinsurance, and Note 11 - Transactions with Affiliates of the Notes to the Condensed Consolidated Financial Statements.

Other, net

•
Other, net loss for the nine months ended September 30, 2014 was primarily due to losses of $213 related to the recapture of the GMIB/GMAB/GMWB reinsurance contracts, which is offset by gains of $410 on the termination of the reinsurance derivative reflected in the GMIB/GMAB/GMWB reinsurance line.

•
Other, net gain for the nine months ended September 30, 2013 was primarily due to gains of $71 on interest derivatives largely associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2013 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for September 30, 2014 results.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits ("EGPs") are used in the amortization of the DAC asset, which includes the present value of future profits, sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts. URR associated with the Individual Life business is no longer included in EGP based balances due to the sale of this business in 2013.
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
Unlocks
The benefit (charge) to net income (loss) by asset and liability as a result of the Unlock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
DAC	$(104)	$(106)	$(102)	$(109)
SIA	(33)	(2)	(31)	(3)
URR	—	8	—	8
Death and Other Insurance Benefit Reserves	18	9	27	32
Total (pre-tax)	(119)	(91)	(106)	(72)
Income tax effect	(42)	(32)	(37)	(25)
Total (after-tax)	$(77)	$(59)	$(69)	$(47)
The Unlock charge, after-tax, for the three months ended September 30, 2014, was primarily due to lower estimated gross profits on the fixed annuity block driven by the continued low interest rate environment as well as higher expected variable annuity unit costs. The Unlock charge, after-tax, for the nine months ended September 30, 2014, was primarily due to lower future estimated gross profits on the fixed annuity block driven by the continued low interest rate environment as well a higher expected variable annuity units costs, partially offset by actual separate accounts returns being above our aggregated estimated returns during the period. The Unlock charge, after tax, for the three and nine months ended September 30, 2013, was primarily due to assumption changes in connection with the annual policyholder behavior assumption study, partially offset by actual separate account returns above our aggregated estimated returns during these periods. The Unlock charge for the three months ended September 30, 2013 was driven by an increase in lapses and partial withdrawals and a reduction in the spread between assumed investment income and contract crediting rates.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of September 30, 2014, the margin between the DAC balance and the present value of future EGPs for individual variable annuities was 28%. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. On April 29, 2013 HLIC issued a Revolving Note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company, under the intercompany liquidity agreement. The Note bore interest at 0.92% and was due to mature on April 29, 2014. On May 29, 2013 Hartford Life and Annuity Insurance Company, issued a Note in the principal amount of $225 to Hartford Life and Accident Insurance Company, under the intercompany liquidity agreement. The Note bore interest at 1.00% and was due to mature on May 29, 2014. On February 28, 2014, the total outstanding balances on these notes were repaid in full.
Until April 1, 2014, Hartford Life and Annuity Insurance Company ("HLAI"), a wholly-owned subsidiary of the Company, ceded certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer. The economic purpose of the WRR arrangement was to provide the Company and its subsidiaries with a more efficient vehicle to manage risks in connection with these products. The reinsurance transaction between HLAI and WRR was mainly structured as modco. Accordingly, the assets and reinsured reserves remained on the books of HLAI and all insurance and investment experience was passed to WRR through modco adjustments. The reinsurance arrangement between HLAI and WRR did not impact the Company's reserving methodology or the amount of required regulatory capital associated with the reinsured business. Under this agreement, the Company ceded $5 for the nine months ended September 30, 2014, and $7 and $25 for the three and nine months ended September 30, 2013, respectively.
Pursuant to an intercompany note agreement between WRR and the Company's ultimate parent, The Hartford Financial Services Group, Inc. ("HFSG"), WRR was able to borrow up to $1 billion from HFSG in order to maintain certain statutory capital levels required by its plan of operations and which could have been used by WRR to settle outstanding payables with HLAI. As of December 31, 2013, WRR had borrowed $655 under the intercompany note agreement.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2014, is $746. Of this $746 the legal entities have posted collateral of $839 in the normal course of business. In addition, the Company has posted collateral of $42 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2014, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

Insurance Operations
In the event customers elect to surrender separate account assets, the Company will use the proceeds from the sale of the assets to fund the surrender and the Company’s liquidity position will not be impacted. In many instances, the Company will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing the Company’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets will decrease the Company’s obligation for payments on guaranteed living and death benefits.

The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the third quarter of 2014, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.
As of September 30, 2014, the Company’s cash and short-term investments of $2.3 billion, included $16 collateral received from, and held on behalf of derivative counterparties and $1 of collateral pledged to derivative counterparties. The Company also held $1.8 billion of treasury securities, of which $701 had been pledged to derivative counterparties and $1.5 billion of government agency securities of which $107 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $35 billion of cash and total general account invested assets, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of September 30, 2014:

Fixed maturities	$25,875
Short-term investments	2,112
Cash	214
Less: Derivative collateral	825
Total	$27,376
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014.The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of September 30, 2014, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	September 30, 2014
Total Contractholder obligations	$182,077
Less: Separate account assets [1]	136,306
General account contractholder obligations	$45,771
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$15,836
Fixed MVA annuities [3]	6,509
Guaranteed investment contracts (“GIC”) [4]	28
Other [5]	23,398
General account contractholder obligations	$45,771

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

Cash Flows

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$304	$639
Net cash provided by investing activities	$2,377	$2,042
Net cash used for financing activities	$(2,920)	$(3,436)
Cash – end of period	$214	$470
Net cash provided by operating activities decreased in 2014 mainly due to an decrease in changes in payables, accruals and other activity.
Net cash provided by investing activities in 2014 primarily relates to net proceeds of available-for-sale securities of $2.7 billion, partially offset by change in short-term investments of $447. Net cash provided by investing activities in 2013 primarily relates to net proceeds of available-for-sale securities of $2.9 billion and net proceeds from businesses sold of $460, partially offset by net payments on derivatives of $1.3 billion.
Net cash used for financing activities in 2014 relates to a net outflows on investment and universal life-type contracts of $2.6 billion offset by a net capital contribution to parent of $275. Net cash used for financing activities in 2013 relates to a return of capital of $1.2 billion, fee repayment to recapture affiliate reinsurance of $347, decrease in securities loaned or sold of $719, and net outflows on investment and universal life-type contracts of $1.1 billion.
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
On March 6, 2014, Moody’s Investors Service ("Moody’s") affirmed the debt ratings of The Hartford Financial Services Group, Inc. and the insurance financial strength ratings of its property and casualty subsidiaries and Hartford Life and Accident Insurance Company. The outlook on these entities was changed to positive from stable. Moody’s downgraded the insurance financial strength rating of Hartford Life Insurance Company to Baa2 from A3. Moody’s affirmed the insurance financial strength rating of Hartford Life and Annuity Insurance Company. The outlook for Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company is stable.
On August 29, 2014 Fitch Ratings affirmed and withdrew the ratings on the HFSG holding company, as well as the insurer financial strength rating of its insurance subsidiaries for commercial reasons.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 22, 2014:

Insurance Financial Strength Ratings:	A.M. Best	Standard & Poor’s	Moody’s
Hartford Life Insurance Company	A-	BBB+	Baa2
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa2
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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $5.5 billion as of September 30, 2014 and $5 billion as of December 31, 2013, respectively. The statutory surplus amount as of December 31, 2013 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of September 30, 2014, is an estimate, as the third quarter 2014 statutory filings have not yet been made.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2014.
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
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated in Item IA of Part II of the Company’s Form 10-Q for the period ended June 30, 2014, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS

See Exhibits Index on page	76

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
October 29, 2014

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
EXHIBITS INDEX

Exhibit No.

12.01	Computation of Ratio of Earnings to Fixed Charges **

15.01	Deloitte & Touche LLP Letter of Awareness **

31.01	Certification of Brion S. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.02	Certification of Peter F. Sannizzaro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.01	Certification of Brion S. Johnson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.02	Certification of Peter F. Sannizzaro pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

**Filed with the Securities and Exchange Commission as an Exhibit to this report.