Form 10-K
period 2014-12-31
HARTFORD LIFE INSURANCE CO
filed 2015-02-27
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2014 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life Inc., a direct wholly owned subsidiary of Hartford Holdings, Inc.
As of February 27, 2015, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission. These important risks and uncertainties include:

•
challenges related to the Company's current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns or other potentially adverse macroeconomic developments on the attractiveness of our products, the returns in our investment portfolios and the hedging costs associated with our variable annuities business;

•
the risks, challenges and uncertainties associated with The Hartford's capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

•	financial risk related to the continued reinvestment of our investment portfolios and refinement of our hedge program for our runoff annuity block;

•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, commodities prices and implied volatility levels, as well as continuing uncertainty in key sectors such as the global real estate market;

•	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•
volatility in our statutory and United States ("U.S.") GAAP earnings and potential material changes to our results resulting from adjustments of our risk management program to emphasize protection of economic value;

•
the impact on our statutory capital of various factors, including many that are outside the Company’s control, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

•	risk associated with the use of analytical models in making decisions in key areas such as capital allocation, hedging, and reserving;

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

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;

•	losses due to nonperformance or defaults by others including reinsurers, sourcing partners, derivative counterparties and other third parties;

•	the potential for further acceleration of deferred policy acquisition cost amortization;

•	the potential for changes in valuation allowances against deferred tax assets;

•
the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including limitations on coverage from the federal government under applicable reinsurance terrorism laws;

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
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “the Company”, “we” or “our”), is an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), an insurance and financial services company. HLIC is the primary insurance company supporting the domestic business of The Hartford’s Talcott Resolution segment. The Company previously sold fixed and variable annuities, individual life insurance, retirement plans, institutional investment products and private placement life insurance. In 2013, the Company sold its retirement plans business and substantially all of its individual life business. These sales were structured as reinsurance transactions resulting in a significant increase in reinsurance recoverable balances as of December 31, 2013. The Hartford no longer sells any of the products underwritten by the Company.
The Company's mission is to pursue opportunities to reduce the size and risk of the annuity book of business while honoring the Company's obligations to its annuity contract holders. The Company manages approximately 930 thousand annuity contracts with account value of approximately $77 billion and private placement life insurance with account value of approximately $40 billion as of December 31, 2014.
The Company’s results of operations are primarily influenced by the financial results of the fixed annuity, institutional investment and private placement products as well as the capital gain and loss activity associated with the Company’s variable annuity hedging program. Total assets and total stockholder’s equity were $191.8 billion and $9.3 billion, respectively, at December 31, 2014.
On January 1, 2013, The Hartford completed the sale of the Company's Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 The Hartford completed the sale of the Company's Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. On December 12, 2013, the Company completed the sale of the U.K variable annuity business of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary. On June 30, 2014, The Hartford completed the sale of Hartford Life Insurance KK, a Japanese company ("HLIKK").
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

In 2014, concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and Hartford Life and Annuity Insurance Company ("HLAI"), a wholly owned subsidiary of the Company by terminating or modifying intercompany agreements. HLAI continues to provide reinsurance for $763 of Japan fixed payout annuities. The Company has ceded reinsurance to MassMutual and Prudential, respectively, in connection with the sales of its Retirement Plans and Individual Life businesses in 2013. For further discussion of these transactions, see Note 2 - Business Dispositions, Note 5 - Reinsurance and Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
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
Enterprise Risk Management Structure and Governance
At The Hartford, the Board of Directors (“the Board”) has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. In addition, the Finance, Investment and Risk Management Committee (“FIRMCo”), which is comprised of all members of the Board, has responsibility for the oversight of the investment, financial, and risk management activities of The Hartford, except as otherwise provided in The Hartford's Governance Guidelines. The oversight of all risk exposures includes, but is not limited to:

•	Market risk, including credit, interest rate, equity market, and foreign exchange;

•	Liquidity and capital requirements of the Company;

•	Insurance risks, including those arising out of catastrophes and acts of terrorism;

•	Cybersecurity risk; and

•	Any other risk that poses a material threat to the strategic viability of the Company.
The Audit Committee is responsible for, among other things, discussing with management policies with respect to risk assessment and risk management.

At the corporate level, The Hartford's Enterprise Chief Risk Officer (“Chief Risk Officer”) leads ERM. The Chief Risk Officer reports directly to The Hartford's Chief Executive Officer (“CEO”). The Hartford has established the Enterprise Risk and Capital Committee (“ERCC”) that includes The Hartford's CEO, President, Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, General Counsel and others as deemed necessary by the committee chair. The ERCC oversees the risk profile and risk management practices of The Hartford. The ERCC also oversees capital management and the allocation of capital to the lines of business. The ERCC is responsible for significant company-wide risk exposures including, but not limited to, financial risk, liquidity and capital requirements, insurance risk, operational risks, and any other risk deemed significant. The ERCC reports to the Board primarily through the FIRMCo and through interactions with the Audit Committee.
The Hartford also has committees that manage specific risks and recommend risk mitigation strategies to the ERCC. These committees include, but are not limited to, Asset Liability Committees, Catastrophe Risk Committee, Emerging Risk Committees, Model Oversight Committees and Operational Risk Committee.
Risk Management Framework
At the Company, risk is managed at multiple levels. The Hartford utilizes three lines of defense in risk management, to integrate its risk management strategy and appetite into all areas of the Company. The first line of defense in risk management is generally the responsibility of the lines of business. Senior business leaders are responsible for managing risks specific to their business objectives and business environment. The second line of defense in risk management is generally owned by ERM. ERM has the responsibility to ensure that the Company has insight into its aggregate risk and that risks are managed within the firm’s overall risk appetite. Legal and Compliance also commonly act as second line of defense in risk management. The third line of defense in risk management is owned by Internal Audit. Internal Audit provides independent assurance service that each business unit's controls are present, compliant and effective, informs the risk identification process and provides audit and consultative support to the Company.
The Hartford's Risk Management Framework consists of five core elements:

1.
Risk Culture and Governance: The Hartford's has established policies for its major risks and a formal governance structure with leadership oversight and an assignment of accountability and authority. The governance structure starts at the Board and cascades to the ERCC and then to individual risk committees across The Hartford. In addition, The Hartford promotes a strong risk management culture and high expectations around ethical behavior.

2.
Risk Identification and Assessment: Through its ERM organization, The Hartford has developed processes for the identification, assessment, and, when appropriate, response to internal and external risks to The Hartford's operations and business objectives. Risk identification and prioritization has been established within each area, including processes around emerging risks.

3.
Risk Appetite, Tolerances, and Limits: The Hartford has a formal enterprise risk appetite framework that is approved by the ERCC and reviewed by the Board. The risk appetite framework includes an enterprise risk appetite statement, risk preferences, risk tolerances and enterprise risk limits. Enterprise risk limits which quantify tolerances into specific limits by risk category are defined in underlying enterprise risk policies.

4.
Risk Management and Controls: While The Hartford utilizes the committee structure to elevate risk discussions and decision-making, there are a variety of working groups that provide decisioning and management of risk within determined tolerances and limits. ERM and the appropriate governing risk committees regularly monitor The Hartford's risk exposure as compared to defined limits and tolerances and provides regular reporting to the ERCC.

5.
Risk Reporting and Communication: The Hartford monitors its major risks at the enterprise level through a number of enterprise reports, including but not limited to, a monthly risk dashboard, and regular stress testing. ERM communicates The Hartford's risk exposures to senior and executive management and the Board, and reviews key business performance metrics, risk indicators, audit reports, risk/control self-assessments and risk event data.

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
Risks Relating to Economic, Market and Political Conditions
Unfavorable conditions in our operating environment, including general economic and global capital market conditions, including financial and capital markets risks such as changes in interest rates, credit spreads, equity prices, market volatility, foreign exchange rates, commodities prices and real estate market deterioration, may have a material adverse effect on our business, financial condition, results of operations, and liquidity.
The Company's investment portfolio and insurance liabilities are sensitive to changes in global capital market conditions. Stressed conditions or disruptions in global capital markets can directly impact our business, financial condition, results of operations, and liquidity as well as impact the economic environment. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, higher tax rates, lower business investment and lower consumer spending may have adversely affected or may in the future adversely affect the demand for financial and insurance products, as well as their profitability in some cases. Weak economic conditions are also likely to result in the persistence of a low interest rate environment as well as volatility in other global capital market conditions, which will continue to pressure our investment results.
One important exposure to equity risk relates to the potential for lower earnings associated with our operations. Fee income on products such as U.S. variable annuities is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. Certain of our products have guaranteed benefits that increase our potential obligation and reduce statutory capitalization when equity markets decline.
A sustained low interest rate environment would pressure our net investment income and could result in lower margins and lower estimated gross profits on certain products. In addition, due to the long-term nature of some of the Company's liabilities, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates subjects us to reinvestment risks, increased hedging costs, spread compression and capital volatility. A rise in interest rates, in the absence of other countervailing changes, will reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically within a six-to-twelve month time period, certain products might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses.
Our exposure to credit spreads primarily relates to changes in market price of fixed income instruments associated with changes in credit spreads. If issuer credit spreads widen significantly and retain wide levels over an extended period of time, other-than-temporary impairments and decreases in the market value of our investment portfolio will likely result. In addition, losses may also occur due to volatility in credit spreads. When credit spreads widen, we incur losses associated with credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company's net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
Our exposure to commodity prices primarily relates to our investment portfolio. Our investment portfolio includes fixed maturities and equity securities issued by companies and sovereigns that derive a portion of their revenues from commodities, including oil, coal, natural gas, precious and non-precious metals. In periods in which the prices of these and other commodities fall, absent other countervailing changes, decreases in the market value of our investment portfolio will likely result. If these declines in commodities prices are severe and persist over an extended period of time, other-than-temporary impairments may result.

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
Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar or real estate market deterioration, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Our hedging assets seek to reduce the net economic sensitivity of our potential obligations from guaranteed benefits to equity market, and interest rate fluctuations. Because of the accounting asymmetries between our hedging targets and statutory and GAAP accounting principles for our guaranteed benefits, rising equity markets and/or rising interest rates may result in statutory or GAAP losses.
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
We employ various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making related to capital allocation, reserving, hedging and reinsurance. Both proprietary and third party models we use incorporate numerous assumptions and forecasts about the future level and variability of interest rates, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, equity markets and inflation, among others. The modeled outputs and related analyses are subject to the inherent limitations of any statistical analysis, including the use of historical internal and industry data and assumptions, which may be stale, incomplete or erroneous. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, our estimates of capital adequacy or the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.

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
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether a credit and/or non-credit impairment exists and whether an impairment should be recognized in current period earnings or in other comprehensive income. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company uses its best estimate of cash flows over the life of the security to determine if a security is other-than-temporarily-impaired. In addition, estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
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

If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and withdrawal benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company deferred acquisition costs associated with the prior sales of its variable annuity products. Deferred acquisition costs for the U.S. variable annuity products are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for guaranteed minimum death benefits ("GMDB") and the life contingent portion of guaranteed minimum withdrawal benefits ("GMWB") using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions, principally related to separate account fund returns, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in separate account fund returns are most likely to impact the EGP, along with the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, as well as the effect of increased surrenders, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity contracts, and increase reserves for GMDBs and the life contingent portion of GMWBs which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.
If our businesses do not perform well, we may be required to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the business including the ability to generate capital gains to offset previously recognized capital losses, from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on deferred tax assets, then a valuation allowance will be established with a corresponding charge to net income. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by us and our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital we and our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by our statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating and if The Hartford were not to raise additional capital, either at its discretion or because it was unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies. Downgrades below certain thresholds could trigger counterparty rights to terminate reinsurance treaties. Downgrades could also begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments.
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
The Company also has exposure to foreign-based issuers of securities and providers of reinsurance. These foreign issuers include European and certain emerging market issuers. Despite stabilization in the European market, there are still fundamental structural issues that remain and may result in the re-emergence of fiscal and economic issues. In addition, there has been recent volatility within certain emerging market countries spurred by concerns over the potential for rising U.S. interest rates, slowing global growth, lower prices for oil and other commodities, and the devaluation of certain currencies. Further details of the European and certain emerging market private and sovereign issuers held within the investment portfolio can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management. The Company's European based reinsurance arrangements are further described in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management.
To the extent the investment portfolio is not adequately diversified, concentrations of credit risk may exist which could negatively impact the Company if significant adverse events or developments occur in any particular industry, group of related industries or geographic regions. The Company’s investment portfolio is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholder's equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, our investment portfolio’s credit concentration risk to issuers could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies. For discussion of the Company’s exposure to credit concentration risk of reinsurers, see the risk factor, “We may incur losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.”

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
In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. The terms and conditions of our reinsurance could be adversely affected by agency rating downgrades.  If this were to occur, and we determined that under such renegotiated terms and conditions we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure or develop to the extent possible other alternatives to reinsurance. Further, due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Insurance and Product-Related Risks
Adjustments to our risk management program relating to products we offered with guaranteed benefits to emphasize protection of economic value may result in statutory and U.S. GAAP volatility in our earnings and potentially material charges to net income (loss).
Some of the in-force business operations, especially variable annuities, offer guaranteed benefits, including GMWB and GMDB, which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. Adjustments to our risk management program may result in greater statutory and U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, higher interest rates, and declines in volatility. While we believe that these actions would improve the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay and, in turn, may need additional capital to support in-force business. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.
We are particularly vulnerable to losses from catastrophes, both natural and man-made, which could materially and adversely affect our business, financial condition, results of operations and liquidity.
Our operations are exposed to risk of loss from catastrophes associated with pandemics and other events that could significantly increase our mortality and morbidity exposures. Policyholders may also be unable to meet their obligations to make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our business, financial condition, results of operations or liquidity. To the extent that loss experience unfolds or models improve, we will seek to reflect any increased risk in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full accounting of loss expectations in the design or pricing of our products or result in additional risk-shifting to the insurance industry.

The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks or other geopolitical or military crises, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. Terrorist attacks also could disrupt our operations centers. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, financial condition, results of operations and liquidity.
Regulatory and Legal Risks
The impact of regulatory initiatives and legislative developments, including the implementation of the Dodd-Frank Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.
Regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (“FDIC”), the NYSE and FINRA are considering enhanced or new regulatory requirements intended to prevent future financial crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.
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
Other Operational Risks
The ability to execute on our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings, is subject to material challenges, uncertainties and risks which could adversely affect our business, financial condition, results of operations and liquidity.
The ability to execute on The Hartford’s capital management plan remains subject to material challenges, uncertainties and risks. The Hartford may not achieve all of the benefits it expects to derive from its plan to repurchase its equity and reduce its debt. The Hartford's capital management plan is subject to execution risks, including, among others, risks related to market fluctuations and investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that The Hartford will in fact complete its capital management plan over the planned time frame or at all. Initiatives to reduce expenses so that The Hartford’s ongoing businesses remain or that such businesses, along with the Company’s runoff businesses, become cost efficient may not be successful and The Hartford may not be able to reduce corporate and shared services expenses in the manner and on the schedule it currently anticipates. The Hartford may take further actions beyond the capital management plan, which may include acquisitions, divestitures or restructurings, that may involve additional uncertainties and risks that negatively impact its business, financial condition, results of operations and liquidity.
If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, reputation, financial condition, results of operations and liquidity.
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
Systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a blackout, a terrorist attack (including conventional, nuclear, biological chemical or radiological or cyber) or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
Moreover, our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, The Hartford is not aware of having experienced a material breach of our cybersecurity systems, administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit, to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information in our systems. Although we attempt to keep such information confidential, we may be unable to utilize such capabilities in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information.

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
Third parties to whom we outsource certain of our functions, including but not limited to third party administrators, are also subject to cyber-breaches of confidential information, along with the other risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations and liquidity. While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.
Our framework for managing operational risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.
Our business performance is highly dependent on our ability to manage operational risks that arise from a large number of day-to-day business activities, including claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities, many of which are very complex and for some of which we rely on third parties. In addition, information technology investments we have made or plan to make in order to improve our operations are subject to material challenges, uncertainties and risks which may adversely impact our ability to achieve anticipated business growth, expense reduction and operational efficiencies. We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of operational risks can fail for a number of reasons, including design failure, systems failure, failures to perform, cyber security attacks, human error, or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.
If we experience difficulties arising from outsourcing and similar third-party relationships, our ability to conduct business may be compromised, which may have an adverse effect on our business and results of operations.
We outsource certain business and administrative functions and rely on third-party vendors to provide certain services on our behalf. As we continue to focus on reducing the expense necessary to support our operations, we have become increasingly committed to outsourcing strategies for certain technology and business functions. We have also taken action to reduce coordination costs and take advantage of economies of scale by transitioning multiple functions and services to a small number of third-party providers. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If our continuing relationship with certain third-party providers, particularly those on which we rely for multiple functions or services, is interrupted, or if such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the risk factor, “If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operations and liquidity.”
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
The Company has operations located throughout the U.S. with its principal executive offices located in Simsbury, Connecticut. The executive offices are owned by an affiliate, Hartford Life and Accident Insurance Company (“HLA”). The Company owns the facilities located in Windsor, Connecticut. The Company believes its properties and facilities are suitable and adequate for current operations.

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
All of the Company’s outstanding shares are ultimately owned by Hartford Life, Inc, which is a subsidiary of The Hartford. As of February 27, 2015, the Company had issued and outstanding 1,000 shares of common stock, $5,690 par value per share. There is no established public trading market for the Company’s common stock.
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
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the year ended December 31, 2014 compared with the comparable 2013 periods. Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I (2) (a) of Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	2014	2013
Fee income and other	$1,210	$1,462
Earned premiums	32	184
Net investment income	1,543	1,683
Net realized capital gains [1]	577	326
Total revenues	3,362	3,655
Benefits, losses and loss adjustment expenses	1,460	1,758
Amortization of deferred policy acquisition costs and present value of future profits	206	228
Insurance operating costs and other expenses	851	(401)
Reinsurance (gain) loss on disposition	(23)	1,491
Dividends to policyholders	7	18
Total benefits, losses and expenses	2,501	3,094
Income from continuing operations before income taxes	861	561
Income tax expense	184	49
Income from continuing operations, net of tax	677	512
Loss from discontinued operations, net of tax	—	(41)
Net income	677	471
Net income attributable to noncontrolling interest	1	6
Net income attributable to Hartford Life Insurance Company	$676	$465

[1]	Includes net realized capital gains (losses) on business dispositions of $1,561 for the year ended December 31, 2013.
December 31, 2014 compared to the year ended December 31, 2013
Net income increased for the year ended December 31, 2014 as compared to the prior year. The increase in net income is due to lower benefits, losses and loss adjustment expenses due to run off of business and higher net realized capital gains, partially offset by lower fee income.
Fee income and other for the year ended December 31, 2014 decreased as compared to the prior year primarily driven by the decline in account values as a result of the continued run off of the business.
Net investment income decreased for the year ended December 31, 2014 as compared to the prior year due to lower income from fixed maturities, partially offset by an increase in income from limited partnerships. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
Until April 1, 2014, HLAI had a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer. A decrease in the loss on the affiliate modco reinsurance agreement increased earnings by $290 and $74 for the years ended December 31, 2014 and 2013, respectively. For further discussion on the affiliate modco reinsurance agreement see Note 12 - Transactions with Affiliates of Notes to the Consolidated Financial Statements.
Net realized capital gains, excluding the impacts of the affiliate modco reinsurance agreement and the net realized gains (losses) on business disposition, increased by $250 for the year ended December 31, 2014, as compared to the prior year, resulting in net realized capital gains of $680. For further discussion of net realized capital gains (losses), see MD&A - Net Realized Capital Gains (Losses).
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to the separate account dividends received deduction (“DRD”). For further discussion of income taxes, see Note 10 - Income Taxes of Notes to Consolidated Financial Statements.

Income Taxes
The Company's effective tax rate differs from the U.S. statutory rate of 35% for the years ended December 31, 2014 and 2013 primarily due to the separate account DRD. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 10 - Income Taxes of Notes to Consolidated Financial Statements .
The separate account DRD is estimated for the current year using information from the most recent return, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received in the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $109 and $135 related to the separate account DRD for the years ended December 31, 2014 and 2013, respectively. These amounts included benefits related to prior years’ tax returns of $5 and $1 in the years ended December 31, 2014 and 2013, respectively.
The Company receives a foreign tax credit for foreign taxes paid including payments from its separate account assets. This credit reduces the company’s U.S. tax liability. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through from the mutual funds. The Company recorded benefits of $8 and $7 related to the separate account foreign tax credit for the years ended December 31, 2014 and 2013, respectively.
INVESTMENT RESULTS
Composition of Invested Assets

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$25,436	73.3%	$28,163	74.6%
Fixed maturities, at fair value using the fair value option ("FVO")	280	0.8%	791	2.1%
Equity securities, AFS, at fair value [1]	514	1.5%	372	1.0%
Mortgage loans	3,109	9.0%	3,470	9.2%
Policy loans, at outstanding balance	1,430	4.1%	1,416	3.7%
Limited partnerships and other alternative investments	1,309	3.8%	1,329	3.5%
Other investments [2]	442	1.3%	282	0.7%
Short-term investments	2,162	6.2%	1,952	5.2%
Total investments	$34,682	100%	$37,775	100%

[1]	Includes equity securities at fair value using the FVO of $248 and $0 as of December 31, 2014 and December 31, 2013, respectively.

[2]	Primarily relates to derivative instruments.
Total investments decreased since December 31, 2013, primarily as a result of a decline in fixed maturities, AFS and FVO as well as mortgage loans. Fixed maturities, AFS and FVO primarily declined due to the disposal of assets resulting from the recapture of certain liabilities by HLIKK concurrent with its sale. In addition, assets declined, in part, due to the effect of the runoff of the Company's business; partially offset by higher valuations as a result of a decrease in interest rates.

Net Investment Income

	For the years ended December 31,
	2014		2013
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$1,113	4.4%	$1,253	4.3%
Equity securities, AFS	14	4.0%	8	2.1%
Mortgage loans	156	4.7%	172	4.8%
Policy loans	80	5.6%	82	5.7%
Limited partnerships and other alternative investments	141	11.1%	119	9.2%
Other investments [3]	111		125
Investment expense	(72)		(76)
Total net investment income	$1,543	4.6%	$1,683	4.4%
Total securities, AFS and other excluding limited partnerships and other alternative investments	$1,401	4.3%	$1,562	4.2%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement collateral, if any, and derivatives book value.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedged fixed maturities.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Total net investment income decreased primarily due to lower income from fixed maturities, partially offset by an increase in income from limited partnerships. The decrease in income related to fixed maturities is a result of a decline in assets levels and lower income from repurchase agreements. The increase in limited partnerships resulted primarily from an increase in valuations of underlying funds. Net investment income is expected to decline in future periods as a result the disposal of assets related to the recaptured reinsurance of the Japan variable and fixed annuity business, as well as the continued runoff of the Company's businesses.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has increased to 4.3% in 2014 versus 4.2% in 2013. The increase is primarily attributable to a decline in lower yielding assets disposed of as a result of the recapture of certain liabilities by HLIKK concurrent with its sale. The average reinvestment rate for the year ended December 31, 2014 was approximately 3.6%, excluding treasury securities and cash equivalent securities, which is below the average yield of sales and maturities of 3.8% for the same period. Based upon current reinvestment rates, we currently expect the portfolio yield, excluding limited partnerships and other alternative investments, for the full year 2015, to decline slightly compared to 2014 net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2014	2013
Gross gains on sales	$264	$2,196
Gross losses on sales	(235)	(700)
Net OTTI losses recognized in earnings	(29)	(45)
Valuation allowances on mortgage loans	(4)	(1)
Japanese fixed annuity contract hedges, net [1]	(14)	6
Periodic net coupon settlements on credit derivatives/Japan	11	(3)
Results of variable annuity hedge program
GMWB derivatives, net	5	262
Macro hedge program	(11)	(234)
Total U.S. program	(6)	28
International program	(126)	(963)
Total results of variable annuity hedge program	(132)	(935)
GMIB/GMAB/GMWB reinsurance	579	1,107
Coinsurance and modified coinsurance reinsurance contracts	395	(1,405)
Other, net [2]	(258)	106
Net realized capital gains	$577	$326

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[2]
Primarily consists of changes in value of non-qualifying derivatives and the Japan fixed payout annuity hedge. Also includes for the year ended December 31, 2014 a loss related to the recapture of the GMIB/GMAB/GMWB reinsurance contracts, which is offset by gains on the termination of the reinsurance derivative reflected in the GMIB/GMAB/GMWB reinsurance line.

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the year ended December 31, 2014 were primarily due to gains on the sale of corporate securities, CMBS, RMBS, and municipals. Gross losses on sales for the year ended December 31, 2014 were the result of losses on the sale of corporate and foreign government and government agency securities, which included sales resulting from a reduction in our exposure to emerging market and energy sector securities as well as other portfolio management activities. The sales were primarily a result of duration, liquidity, and credit management, as well as tactical changes to the portfolio as a result of changing market conditions.

•
Gross gains on sales for the year ended December 31, 2013 were predominately from the sales of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion. The remaining gross gains on sales were primarily due to the sales of corporate securities. Gross losses on sales were primarily the result of the sales of U.S. Treasuries and foreign government and government agencies. The sales were predominantly due to the management of duration, liquidity, and credit as well as progress towards sector allocation objectives.

Net OTTI losses

•	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Valuation allowances on mortgage loans

•	See MD&A - Investment Portfolio Risks and Risk Management - Valuation Allowances on Mortgage Loans.

Variable annuity hedge program

•
For the year ended December 31, 2014 the gain related to the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $25 on liability/model assumption updates and gains of $15 due to increased volatility, partially offset by a loss of $26 resulting from policyholder behavior primarily related to increased surrenders. The loss on the macro hedge program for the year ended December 31, 2014 was primarily due to a loss of $25 driven by an improvement in the domestic equity markets, partially offset by a gain of $17 related to a decrease in interest rates. The loss on the international program for the year ended December 31, 2014 was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro.

•
For the year ended December 31, 2013 the gain on GMWB related derivatives, net, was primarily related to gains of $203 from revaluing the liability for living benefits largely driven by favorable policyholder behavior related to increased surrenders and gains of $38 due to liability assumption updates for lapses and withdrawal rates. The loss on the macro hedge program for the year ended December 31, 2013 was primarily driven by losses of $114 due to an improvement in domestic equity markets, losses of $56 related to an increase in interest rates, and losses of $31 related to a decrease in equity market volatility. The loss on the international program for the year ended December 31, 2013 was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

GMIB/GMAB/GMWB reinsurance

•
The net gain for the year ended December 31, 2014 was driven by the sale of HLIKK and concurrent recapture of the reinsurance contracts. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements.

Coinsurance and modified coinsurance reinsurance

•
The net gain for the year ended December 31, 2014 was primarily due to the termination of a certain contract, which was with an affiliated captive reinsurer and was accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination, refer to Note 5 - Reinsurance, and Note 12 - Transactions with Affiliates of the Notes to the Consolidated Financial Statements.

Other, net

•
Other, net loss for the year ended December 31, 2014 was primarily due to losses of $213 related to the recapture of the GMIB/GMAB/GMWB reinsurance contracts, which was offset by gains of $410 on the termination of the reinsurance derivative reflected in the GMIB/GMAB/GMWB reinsurance line. Additional losses of $32 were related to the Japan fixed payout annuity hedge, primarily driven by a decline in U.S. interest rates and a depreciation of the Japanese yen in relation to the U.S. dollar.

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
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of the DAC asset, sales inducement assets (“SIA”), and unearned revenue reserves (“URR”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts. URR associated with the Individual Life business is no longer included in EGP based balances due to the sale of this business in 2013.
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
Unlocks
The benefit (charge) to net income (loss) from continuing operations, net of tax by asset and liability as a result of the Unlock is as follows:

	For the years ended December 31,
	2014	2013
DAC	$(96)	$(104)
SIA	(31)	(3)
URR	—	8
Death and Other Insurance Benefit Reserves	33	29
Total (pre-tax)	(94)	(70)
Income tax effect	(33)	(25)
Total (after-tax)	$(61)	$(45)
The Unlock charge for the year ended December 31, 2014 was primarily due to lower future estimated gross profits on the fixed annuity block driven by the continued low interest rate environment as well a higher expected variable annuity units costs, partially offset by actual separate accounts returns being above our aggregated estimated returns during the period.

The Unlock charge for the year ended December 31, 2013 was primarily due to assumption changes in connection with the annual policyholder behavior assumption study, partially offset by actual separate account returns above our aggregated estimated returns during these periods. Assumption changes for the year ended December 31, 2013 were driven by an increase in lapses and partial withdrawals and a reduction in the spread between assumed investment income and contract crediting rates.
For most life insurance product contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs.
Changes in these assumptions and, in addition, changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations causes EGPs to fluctuate which impacts earnings.
The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps. This Unlock, for future separate account returns, is determined each quarter. Under RTM, the expected long term rate of return is 8.3%.
In the third quarter of 2014, the Company completed a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. The Company will continue to evaluate our assumptions related to policyholder behavior as we continue to implement initiatives to reduce the size of the variable annuity business. Upon completion of the assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as the death and other insurance benefit reserving model. Beginning in 2015, the annual comprehensive non-market related policyholder behavior assumption study will be completed in the fourth quarter of the year.
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
An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of December 31, 2014, the margin between the DAC balance and the present value of future EGPs for individual variable annuities was 29%. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Living benefits required to be fair valued include guaranteed withdrawal benefits. Fair values for GMWBs classified as embedded derivatives are calculated using the income approach based upon internally developed models, because active and observable markets do not exist for those items. The fair value of these GMWBs and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claims Costs calculated based on actuarial and capital market assumptions related to projected cash flows over the lives of the contracts; Credit Standing Adjustment; and Margins representing an amount that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and requires subjectivity by the Company in determining their value.
Oversight of the Company’s valuation policies and processes for product and GMWB reinsurance derivatives are performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company’s valuation model as well as associated controls.
Valuation of Investments and Derivative Instruments
Fixed Maturities, AFS; Equity Securities, AFS; Equity Securities, FVO;, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities at fair value using the fair value option (“FVO”), equity securities, FVO, equity securities, trading, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, any remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed-securities ("ABS") and residential mortgage-backed securities ("RMBS") are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based upon the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. For further discussion, see the AFS Securities, Equity Securities, FVO, Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments section in Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
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

Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance related derivatives
The fair value of derivative instruments is determined using pricing valuation models for over-the-counter ("OTC") derivatives that utilize market data inputs, quoted market prices for exchanged-traded derivatives and transactions cleared through central clearing houses ("OTC-cleared"), or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2014 and 2013, 97% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. For further discussion on derivative instrument valuation methodologies, see the Derivative Instruments, including embedded derivatives within the investments section in Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements. For further discussion on GMWB and other guaranteed living benefits, valuation methodologies, see the Living Benefits Required to be Fair Valued section in Note 3 of the Notes to Consolidated Financial Statements.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities and Valuation Allowances on Mortgage Loans
The Company has a monitoring process overseen by a committee of investment and accounting professionals which identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. For a discussion of impairments recorded, see the Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2014 including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. As of December 31, 2014 and 2013, the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carryback years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible and will implement them, if necessary, to realize the deferred tax asset.
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

ENTERPRISE RISK MANAGEMENT
The Company’s risk management function is part of The Hartford’s overall risk management program. The Hartford maintains an enterprise risk management function (“ERM”) that is charged with providing analysis of The Hartford’s risks on an individual and aggregated basis and with ensuring that The Hartford’s risks remain within its risk appetite and tolerances. The Hartford has established the Enterprise Risk and Capital Committee (“ERCC”) that includes The Hartford's CEO, President, Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, General Counsel and others as deemed necessary by the committee chair. The ERCC is responsible for managing The Hartford’s risks and overseeing the enterprise risk management program.
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
An increase in interest rates from current levels is generally a favorable development for the Company. Interest rate increases are expected to provide additional net investment income, reduce the cost of the variable annuity hedging program, and limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits of previously recognized realized capital losses.
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
The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which may include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios, which may include derivative instruments. Measures that the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration, convexity and key rate duration. Duration is the price sensitivity of a financial instrument or series of cash flows to a parallel change in the underlying yield curve used to value the financial instrument or series of cash flows. For example, a duration of 5 means the price of the security will change by approximately 5% for a 100 basis point change in interest rates. Convexity is used to approximate how the duration of a security changes as interest rates change in a parallel manner. Key rate duration analysis measures the price sensitivity of a security or series of cash flows to each point along the yield curve and enables the Company to estimate the price change of a security assuming non-parallel interest rate movements.

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
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Variable Product Guarantee Risks and Risk Management section below.
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of fixed maturity securities was $25.7 billion and $29.0 billion at December 31, 2014 and 2013, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the portfolio, including fixed maturities, commercial mortgage loans, and cash equivalents, was approximately 6.1 years and 5.2 years as of December 31, 2014 and 2013, respectively.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities and guaranteed investment contracts.
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
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or hedge liabilities. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration.
As of December 31, 2014 and 2013, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $7.1 billion and $9.1 billion, respectively ($7.0 billion and $8.9 billion, respectively, related to investments and $0.1 billion and $0.2 billion, respectively, related to liabilities). The fair value of these derivatives was $(286) and $(376) as of December 31, 2014 and 2013, respectively. These amounts do not include derivatives associated with the Variable Annuity Hedging Program.

Interest Rate Sensitivity
Invested Assets Supporting Fixed Liabilities
Included in the following table is the before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments generally lack sensitivity to interest rate changes. Separate account assets and liabilities are excluded from the analysis because gains and losses in separate accounts accrue to policyholders.
The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

Interest rate sensitivity of fixed liabilities and invested assets supporting them	Change in Net Economic Value as of December 31,
	2014		2013
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$(474)	$314	$(301)	$168
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $19.9 billion and $21.4 billion, as of December 31, 2014 and 2013, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets Not Supporting Fixed Liabilities
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting fixed liabilities which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2014 and 2013. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

Interest rate sensitivity of invested assets not supporting fixed liabilities	Change in Fair Value as of December 31,
	2014		2013
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$530	$(471)	$496	$(476)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $11.1 billion and $12.9 billion, as of December 31, 2014 and 2013, respectively. The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.
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
The Company does not have significant equity risk exposure from invested assets. The Company’s exposure to equity risk includes the potential for lower earnings associated with certain of its businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. For further discussion of equity risk, see the Variable Product Guarantee Risk and Risk Management section. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure in periods that equity markets decline.

Reinsurance
The Company uses third-party reinsurance for a portion of U.S. contracts issued with GMWB riders prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses third party reinsurance for a majority of the GMDB issued in the U.S.
The Company cedes insurance to affiliated and unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company has ceded reinsurance to MassMutual and Prudential, respectively, in connection with the sales of its Retirement Plans and Individual Life businesses in 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.
The components of the gross and net reinsurance recoverables are summarized as follows:

	As of December 31,
Reinsurance Recoverables	2014	2013
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	$20,053	$19,794
Gross reinsurance recoverables	20,053	19,794
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,053	$19,794

[1]	No allowance for uncollectible reinsurance is required as of December 31, 2014 and 2013.
As of December 31, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.0 billion, respectively. As of December 31, 2013, the Company has reinsurance recoverables of $9.5 billion from each of these parties. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of December 31, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential is $9.0 billion and $8.6 billion, respectively. As of December 31, 2014, the $1.4 billion of unsecured reinsurance recoverables from Prudential represent approximately 15% of the Company's consolidated stockholder's equity. As of December 31, 2014, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
Variable Product Guarantee Risks and Risk Management
The Company’s variable products are significantly influenced by the U.S. and other equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company's variable products currently include variable annuity contracts and mutual funds.
Generally, declines in equity markets will:

•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the liability for GMWB benefits resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk ("NAR") for GMDB and GMWB;

•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios; and

•
decrease the Company’s projection of future estimated gross profits, resulting in a DAC unlock charge. See Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity Contracts within the Critical Accounting Estimates section of the MD&A for further information.

Generally, increases in equity markets will reduce the value of the hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed above. For more information, see Risk Hedging - Variable Annuity Hedging Program section.
Variable Annuity Guaranteed Benefits
The Company’s variable annuities include GMDB and certain contracts include GMWB features. Declines in the equity markets will increase the Company’s liability for these benefits. Generally, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit becomes greater than the account value.

The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $52.9 billion and $74.5 billion (including HLIKK) as of December 31, 2014 and December 31, 2013, respectively.
The following tables summarize the account values of the Company’s U.S. direct variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of December 31, 2014
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
U.S. Variable Annuity [1]
GMDB	$52.9	$3.8	$0.8	23%	14%
GMWB	24.8	0.2	0.1	6%	11%

Total Variable Annuity Guarantees
As of December 31, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
U.S. Variable Annuity [1]
GMDB	$61.8	$4.3	$1.0	16%	26%
GMWB	30.3	0.2	0.1	5%	12%
Japan Variable Annuity [1] [4]
GMDB	12.7	0.2	0.2	31%	4%
GMIB [5]	12.5	0.1	0.1	27%	3%

[1]
Policies with a guaranteed living benefit (a GMWB in the US, or a GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

[2]	Excludes contracts that are fully reinsured.

[3]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

[4]	On June 30, 2014, The Hartford completed the sale of the Japan variable annuity business of HLIKK.

[5]	Includes small amount of GMWB and GMAB.
Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offer both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the tables above is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company's GMDB liability, see Note 8 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the guaranteed remaining balance ("GRB"). For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.

Variable Annuity Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantees [1]	U.S. GAAP Treatment [1]	Primary Market Risk Exposures [1]
GMDB and life-contingent component of the GMWB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
GMWB (excluding life-contingent portions)	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.
Risk Hedging
Variable Annuity Hedging Program
The Company’s variable annuity hedging is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our variable annuity contracts through the use of reinsurance and capital market derivative instruments. The variable annuity hedging also considers the potential impacts on Statutory accounting results.
Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders issued prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB issued.
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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments such as options and futures on equities and interest rates to provide protection against the statutory tail scenario risk arising from GMWB and GMDB liabilities, on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.

Equity Risk on Statutory Capital and Risk Based Capital
Statutory surplus amounts and RBC ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:

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
The Company has reinsured approximately 26% of its risk associated with GMWB and 79% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the equity markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, and expense management.
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated fixed payout annuity that is reinsured from HLIKK, a former, indirect wholly-owned subsidiary that was sold on June 30, 2014. For further discussion of the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements. In addition, the Company formerly issued non-U.S. dollar denominated funding agreement liability contracts. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities at December 31, 2014 and 2013, were approximately $100 and $1.0 billion, respectively. Included in these amounts are $7 and $966 at December 31, 2014 and 2013, respectively, related to non-U.S. dollar denominated fixed maturity securities that directly support liabilities denominated in the same currencies. At December 31, 2014 and 2013, the derivatives used to hedge currency exchange risk related to the remaining non-U.S. dollar denominated fixed maturities had a total notional amount of $79 and $125, respectively, and total fair value of $1 and $(7), respectively.

Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2014 and 2013, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $1 and $21, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
Liabilities
The Company has foreign currency exchange risk associated with the yen denominated Japan fixed payout annuities reinsured from HLIKK. The Company has entered into pay U.S. dollar, receive yen swap contracts to hedge the currency exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
The Company previously issued non-U.S. dollar denominated funding agreement liability contracts that remain outstanding. The Company hedged the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2014 and 2013, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $94 and a total fair value of $(20) and $(1), respectively.
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
As of December 31, 2014, the Company had no exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government securities. As of December 31, 2013, the Company's only exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan The Government of Japan securities represented $853, or 10% of stockholder's equity, and 2% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange-traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties for OTC derivatives and clearing brokers for OTC-cleared derivatives the right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties and clearing brokers becoming unwilling to engage in or clear additional derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps.
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. The Company’s policies with respect to derivative counterparty exposure establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. The Company also generally requires that OTC derivative contracts be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company enters into credit support annexes in conjunction with the ISDA agreements, which require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. In accordance with industry standard and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.

For the company's derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in two legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $20. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2014 the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $40. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 11 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
For the year ended December 31, 2014 the Company has incurred no losses on derivative instruments due to counterparty default.
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
The Company uses credit derivatives to purchase credit protection and to assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings.
As of December 31, 2014 and 2013, the notional amount related to credit derivatives that purchase credit protection was $0.3 billion and $0.6 billion, respectively, while the fair value was $(1) and $1. As of December 31, 2014 and 2013, the notional amount related to credit derivatives that assume credit risk was $0.9 billion and $1.5 billion, respectively, while the fair value was $7 and $27, respectively. For further information on credit derivatives, see Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The average credit ratings referenced below and throughout this section are based on availability, and are the midpoint of the applicable ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality
	December 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$3,068	$3,393	13.3%	$3,714	$3,728	13.2%
AAA	2,034	2,115	8.3%	2,110	2,152	7.6%
AA	2,077	2,240	8.8%	3,216	3,202	11.4%
A	7,484	8,412	33.2%	7,688	8,204	29.2%
BBB	7,042	7,641	30.0%	8,483	8,824	31.3%
BB & below	1,555	1,635	6.4%	1,977	2,053	7.3%
Total fixed maturities, AFS	$23,260	$25,436	100%	$27,188	$28,163	100%

The value of securities in the AA category declined as compared to December 31, 2013, primarily due to the sale of Japan Government bonds due to the disposal of assets resulting from the recapture of certain liabilities by HLIKK concurrent with its sale. In addition, the value of securities in the BBB and BB & below categories has declined, as a result of sales of certain emerging market securities, primarily within the foreign government and corporate sectors. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	December 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	916	4	(24)	896	3.5%	913	3	(43)	873	3.1%
Small business	133	11	(6)	138	0.5%	153	4	(13)	144	0.5%
Other	132	5	—	137	0.5%	106	6	—	112	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	800	1	(7)	794	3.1%	1,054	1	(21)	1,034	3.7%
Commercial real estate ("CREs")	100	76	(9)	167	0.7%	155	79	(16)	218	0.8%
Other [1]	183	7	(4)	187	0.7%	183	18	(4)	196	0.7%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	305	15	—	320	1.3%	332	8	(3)	337	1.2%
Bonds	1,259	68	(2)	1,325	5.2%	1,679	81	(22)	1,738	6.2%
Interest only (“IOs”)	233	14	(5)	242	1.0%	264	17	(9)	272	1.0%
Corporate
Basic industry	896	69	(7)	958	3.8%	1,173	60	(15)	1,218	4.3%
Capital goods	1,087	132	(2)	1,217	4.8%	1,244	104	(7)	1,341	4.8%
Consumer cyclical	887	86	(4)	969	3.8%	987	82	(7)	1,062	3.8%
Consumer non-cyclical	2,037	239	(3)	2,273	8.9%	2,138	184	(12)	2,310	8.2%
Energy [3]	1,807	189	(27)	1,969	7.7%	2,080	169	(11)	2,238	7.9%
Financial services	2,691	298	(50)	2,939	11.6%	2,981	201	(91)	3,091	11.0%
Tech./comm.	1,656	248	(6)	1,898	7.5%	1,736	136	(11)	1,861	6.6%
Transportation	562	60	(1)	621	2.4%	664	45	(5)	704	2.5%
Utilities [3]	2,461	351	(9)	2,803	11.0%	2,784	204	(32)	2,956	10.4%
Other	82	13	—	95	0.4%	126	11	(1)	136	0.5%
Foreign govt./govt. agencies	576	35	(9)	602	2.4%	1,267	27	(117)	1,177	4.2%
Municipal taxable
Taxable	928	118	(1)	1,045	4.1%	981	26	(48)	959	3.4%
Tax-exempt	7	—		7	—	7	—	(1)	6	—
RMBS
Agency	1,046	50	—	1,096	4.3%	1,620	34	(12)	1,642	5.8%
Non-agency	21	1	—	22	0.1%	27	—	—	27	0.1%
Alt-A	33	—	—	33	0.1%	—	—	—	—	—%
Sub-prime	705	13	(12)	706	2.8%	772	26	(36)	762	2.7%
U.S. Treasuries	1,717	261	(1)	1,977	7.8%	1,762	1	(14)	1,749	6.2%
Fixed maturities, AFS	23,260	2,364	(189)	25,436	100%	27,188	1,527	(551)	28,163	100%
Equity securities
Financial services	66	5	—	71	26.7%	93	7	(9)	91	24.5%
Other	209	5	(19)	195	73.3%	269	28	(16)	281	75.5%
Equity securities, AFS	275	10	(19)	266	100%	362	35	(25)	372	100%
Total AFS securities	$23,535	$2,374	$(208)	$25,702		$27,550	$1,562	$(576)	$28,535
Fixed maturities, FVO				$280					$791
Equity securities, FVO [4]				$248					$—

[1]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]
Securities with an amortized cost and fair value of $584 and $623, respectively, as of December 31, 2013, were reclassified in 2014 from utilities to energy as a result of an update to the Barclays bond index which is the primarily component used in determining the classification in the above table.

[4]	Included in equity securities, AFS on the Consolidated Balance Sheet.
The decline in the fair value of AFS and FVO securities as compared to December 31, 2013 is primarily attributable the disposal of assets resulting from the recapture of certain liabilities by HLIKK concurrent with its sale. In addition, assets declined, in part, due to the effect of the runoff of the Company's business, partially offset by higher valuations as a result of a decrease in interest rates.
Energy Exposure
Market values of securities in the energy sector have experienced volatility in the second half of 2014 largely because prices for crude oil have declined significantly. West Texas Intermediate (WTI) crude oil is the benchmark for oil prices in the United States. Prices for WTI futures contracts for one month forward delivery have declined more than 51% from the June high of $108 a barrel, to $53 a barrel as of December 31, 2014. The drop in oil prices is primarily due to an increase in supply, lower than expected growth in global demand, and a stronger U.S. dollar. The speed and severity of the decline in oil prices has caused credit spreads to widen in the second half of 2014 for corporate and sovereign issuers that generate a large portion of their revenues from oil. The impact was more pronounced on issuers with below investment grade credit. Ultimately, the impact on these issuers will be determined by the severity and duration of the decline in oil prices and the ability of the issuers to adjust their cost structure or find other sources of revenue.
The Company has limited direct exposure within its investment portfolio to the energy sector, totaling only 6% of total invested assets as of December 31, 2014, and is primarily comprised of corporate and sovereign debt. The Company's exposure is primarily comprised of investment grade securities and the exposure is diversified by issuer and in different sub sectors of the energy market. The Company selectively reduced its exposure to the energy sector in the fourth quarter of 2014. The table below summarizes the Company's exposure to the energy sector by sector and credit quality.

	December 31, 2014
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$1,774	$1,958	$116	$116	$1,890	$2,074
Below investment grade	120	111	13	12	133	123
Equity, AFS	5	5	—	—	5	5
Total energy exposure	$1,899	$2,074	$129	$128	$2,028	$2,202

	December 31, 2013
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$1,984	$2,150	$175	$168	$2,159	$2,318
Below investment grade	141	142	40	37	181	179
Equity, AFS	3	3	—	—	3	3
Total energy exposure	$2,128	$2,295	$215	$205	$2,343	$2,500

[1]
Included in fixed maturities, AFS and FVO, equity, AFS and short-term investments on the Consolidated Balance Sheet. Excludes equity securities, FVO with cost and fair value of $39 and $39, respectively, that are hedged with total return swaps.

[2]	Includes sovereigns for which oil exports are greater than 4% of gross domestic product.
The Company manages the credit risk associated with the energy sector within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis. The Company considers alternate scenarios including oil prices remaining at low levels for an extended period and/or declining significantly below current levels. For additional details regarding the Company’s management of credit risks, see the Credit Risk Section of this MD&A. The Company has evaluated all available-for-sale securities for potential other-than-temporary impairments as of December 31, 2014 and 2013 and concluded that for the securities in an unrealized loss position, it is more likely than not that we will recover our entire amortized cost basis in the securities. In addition, the Company does not currently have the intent-to-sell, nor will we be required to sell, the securities discussed above. For additional details regarding the Company’s impairment process, see the Other-Than-Temporary Impairments Section of this MD&A.

Emerging Market Exposure
Early in 2014, emerging market securities were negatively impacted by lower European interest rates, increased political tension in eastern Europe, softer-than-expected economic growth, as well as trade and budget deficits, raising the potential for destabilizing capital outflows and rapid currency depreciation, causing bondholders to demand a higher yield which caused the the fair value of securities held to decline. The decline in oil prices during the second half of 2014 has put added strain on certain emerging markets that rely on revenues derived from to the energy sector. As a result of these factors, credit spreads for emerging market securities have been volatile and we expect continued sensitivity to geopolitical events, the ongoing evolution of Fed policy and other economic factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 2% of total invested assets as of December 31, 2014, and is primarily comprised of sovereign and corporate debt issued in US dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries that have a sovereign S&P credit rating of B- or below; or countries that have had a current account deficit and has an average inflation level greater than 5% over the past six months.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Argentina	$—	$—	$18	$20
Brazil	55	55	126	118
India	28	28	37	37
Indonesia	34	34	51	45
Kazakhstan	32	30	43	40
Lebanon	11	12	13	13
South Africa	23	23	34	32
Turkey	27	28	43	39
Ukraine	—	—	23	23
Uruguay	7	7	13	12
Venezuela	—	—	32	29
Other	$54	$54	$33	$32
Total	$271	$271	$466	$440

[1]
Includes an amortized cost and fair value of $63 and $62, respectively, as of December 31, 2014 and an amortized cost and fair value of $127 and $119, respectively, as of December 2013 included in the exposure to the energy sector table above.

The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. Due to increased political tensions in Argentina, Ukraine, and Venezuela, the Company selectively reduced its exposure to these economies during the first quarter of 2014.
In addition, the Company has limited exposure to the Russian Federation, with a total amortized cost and fair value of $7 and $6, respectively, as of December 31, 2014. The exposure is primarily comprised of government and government agency bonds, but also includes corporate bonds.
European Exposure
Certain economies in the European region have experienced adverse economic conditions, specifically in Europe’s peripheral region (Greece, Ireland, Italy, Portugal and Spain), that were precipitated in part by elevated unemployment rates weighing on inflation rates, government debt levels and the slowing growth of the region.  However, austerity measures aimed at reducing sovereign debt levels and the European Central Bank’s plan to institute a bond buying program to provide liquidity and credit support, has reduced the risk of default on the sovereign debt of the countries within the region. As a result, economic conditions in the region have shown signs of improvement in the current period through stabilized credit ratings in Ireland, Portugal and Spain. Though economic conditions in the region have improved, continued slow GDP growth and elevated unemployment levels may continue to put pressure on sovereign debt.

The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company periodically considers alternate scenarios, including a base-case and both positive and negative “tail” scenarios that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential for the spread of sovereign debt contagion, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company has been focused on controlling both absolute levels of exposure and the composition of that exposure through both bond and derivative transactions.
The Company has limited direct European exposure, totaling only 7% of total invested assets as of December 31, 2014. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The European countries within Europe’s peripheral region are separately listed below because of the current significant economic strains persisting in these countries.
The following tables present the Company’s European securities included in the Securities by Type table above.

	December 31, 2014
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$—	$—	$—	$—	$—	$—	$—	$—
Spain [3]	20	22	—	—	—	—	20	22
Ireland	25	29	—	—	—	—	25	29
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Peripheral region	45	51	—	—	—	—	45	51
Europe excluding peripheral region	1,467	1,641	472	529	139	149	2,078	2,319
Total Europe	$1,512	$1,692	$472	$529	$139	$149	$2,123	$2,370
Europe exposure net of credit default swap protection [2]							$2,119	$2,370

	December 31, 2013
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$—	$—	$—	$—	$—	$—	$—	$—
Spain [3]	20	19	20	20	—	—	40	39
Ireland	40	41	—	—	—	—	40	41
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Peripheral region	60	60	20	20	—	—	80	80
Europe excluding peripheral region	1,763	1,910	527	571	275	277	2,565	2,758
Total Europe	$1,823	$1,970	$547	$591	$275	$277	$2,645	$2,838
Europe exposure net of credit default swap protection [2]							$2,564	$2,837

[1]	Includes amortized cost and fair value of $2 as of December 31, 2014 and $19 as of December 31, 2013 related to limited partnerships and other alternative investments.

[2]
Includes a notional amount and fair value of $4 and $0, respectively, as of December 31, 2014 and $81 and $(1), respectively, as of December 31, 2013 related to credit default swap protection. This includes a notional amount of $0 and $33 as of December 31, 2014 and 2013, respectively, related to single name corporate issuers in the financial services sector.

[3]	As of December 31, 2014 and 2013, the Company had credit default swap protection with a notional amount of $3 and $23 related to Corporate and Equity, AFS, respectively.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. Entities domiciled in the United Kingdon comprise the Company's largest exposure; as of December 31, 2014 and 2013 the exposure totals less than 3% of total invested assets. The majority of the European investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the peripheral region and does not hold any exposure to issuers in Greece. As of December 31, 2014 and 2013, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- as of both period ends.
As of December 31, 2014 and 2013, the Company’s credit default swaps that provide credit protection on European issuers had a notional amount of $4 and $81, respectively, and a fair value of $0 and $(1), respectively. As of December 31, 2014 and 2013 these credit default swaps referencing single name corporate and financial European issuers, a notional value of $3 and $23, respectively, related to the peripheral region. The maturity dates of the credit defaults swaps are primarily consistent with the hedged bonds. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section in this MD&A.
Financial Services
The Company’s exposure to the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturity, AFS and equity, AFS securities in the financial services sector that are included in the Securities by Type table above.

	December 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$15	$16	$1	$22	$23	$1
AA	212	238	26	323	342	19
A	1,448	1,598	150	1,443	1,525	82
BBB	899	945	46	1,182	1,168	(14)
BB & below	183	213	30	104	124	20
Total	$2,757	$3,010	$253	$3,074	$3,182	$108
The Company's exposure to the financial services sector decline primarily due to sales, partially offset by higher valuations due to a decline in interest rates.
Commercial Real Estate
Commercial real estate market fundamentals, including property prices, financial conditions, transaction volume, and delinquencies, continue to improve. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due.

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
CMBS – Bonds [1]

	December 31, 2014
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$—	$—	$5	$5	$—	$—	$—	$—	$10	$12	$15	$17
2004	2	2	44	51	—	—	—	—	—	—	46	53
2005	80	92	30	31	23	23	27	27	13	13	173	186
2006	173	181	53	56	81	85	62	65	18	18	387	405
2007	143	149	79	83	46	48	21	21	23	24	312	325
2008	17	18	—	—	—	—	—	—	—	—	17	18
2009	9	9	—	—	—	—	—	—	—	—	9	9
2010	—	—	—	—	—	—	—	—	—	—	—	—
2011	14	15	—	—	—	—	5	6	—	—	19	21
2012	22	22	—	—	13	13	6	6	—	—	41	41
2013	16	16	85	88	54	57	11	13	—	—	166	174
2014	20	21	32	32	22	23	—	—	—	—	74	76
Total	$496	$525	$328	$346	$239	$249	$132	$138	$64	$67	$1,259	$1,325
Credit protection	33.9%		26.1%		20.7%		22.2%		16.1%		27.2%

	December 31, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1	$1	$15	$16	$—	$—	$9	$9	$20	$21	$45	$47
2004	45	46	61	67	19	19	13	13	—	—	138	145
2005	143	150	36	38	31	32	11	11	29	34	250	265
2006	201	216	56	60	99	105	83	87	141	140	580	608
2007	125	132	150	151	63	70	—	—	66	63	404	416
2008	18	20	—	—	—	—	—	—	—	—	18	20
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	—	—	—	—	—	—	—	—	—	—	—	—
2011	15	15	—	—	—	—	6	5	—	—	21	20
2012	25	24	—	—	8	8	11	10	—	—	44	42
2013	24	24	84	81	51	50	9	9	—	—	168	164
Total	$608	$639	$402	$413	$271	$284	$142	$144	$256	$258	$1,679	$1,738
Credit protection	31.9%		24.3%		20.3%		23.0%		12.9%		24.5%

[1]	The vintage year represents the year the pool of loans was originated.

The Company also has AFS exposure to CRE CDOs with an amortized cost and fair value of $100 and $167, respectively, as of December 31, 2014 and $155 and $218, respectively, as of December 31, 2013. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of a whole loan, where the Company is the sole lender, or may include a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
Commercial Mortgage Loans

	December 31, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$25	$(3)	$22	$96	$(3)	$93
Whole loans	2,964	(12)	2,952	3,206	(9)	3,197
A-Note participations	135	—	135	171	—	171
B-Note participations	—	—	—	9	—	9
Total	$3,124	$(15)	$3,109	$3,482	$(12)	$3,470

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The overall decrease in mortgage loans is attributed to an increase in loan payoffs. Since December 31, 2013, the Company funded $146 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 66% and a weighted average yield of 4.4%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. As of December 31, 2013, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $53 and $3, respectively. There were no mortgage loans held for sale as of December 31, 2014.
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

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Hedge funds	$512	39.1%	$501	37.7%
Mortgage and real estate funds	187	14.3%	193	14.5%
Mezzanine debt funds	30	2.3%	40	3.0%
Private equity and other funds	580	44.3%	595	44.8%
Total	$1,309	100%	$1,329	100%
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $208 as of December 31, 2014, which have improved $368, or 64%, from December 31, 2013 due to a decrease in interest rates, as well as sales. As of December 31, 2014, $172 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.

The remaining $36 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily corporate and securities with exposure to commercial real estate that have market spreads that are wider than the spreads at the securities' respective purchase dates. Unrealized losses on corporate securities are primarily within the energy sector due to the recent decline in oil prices previously discussed; see Exposure to the Energy Sector in the Investment Portfolio Risks and Risk Management section of this MD&A. Unrealized losses on securities with exposure to commercial and residential real estate are largely due to the continued market and economic uncertainties surrounding the performance of certain structures or vintages. Based on the Company’s cash flow modeling and current market and collateral performance assumptions, these securities with exposure to commercial real estate have sufficient credit protection levels to receive contractually obligated principal and interest payments.
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

	December 31, 2014				December 31, 2013
	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	989	$1,688	$1,662	$(26)	503	$3,957	$3,909	$(48)
Greater than three to six months	400	799	767	(32)	135	417	402	(15)
Greater than six to nine months	98	179	173	(6)	273	2,206	2,069	(137)
Greater than nine to eleven months	50	48	46	(2)	33	163	152	(11)
Greater than twelve months	407	2,386	2,245	(142)	63	3,806	3,440	(365)
Total	1,944	$5,100	$4,893	$(208)	1,007	$10,549	$9,972	$(576)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	December 31, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	69	$96	$74	$(22)	42	$108	$83	$(25)
Greater than three to six months	19	4	2	(2)	12	25	18	(7)
Greater than six to nine months	5	1	—	(1)	16	413	309	(104)
Greater than nine to eleven months	5	—	—	—	4	—	—	—
Greater than twelve months	26	28	17	(11)	37	110	78	(32)
Total	124	$129	$93	$(36)	111	$656	$488	$(168)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	For the years ended December 31,
	2014	2013
ABS	$—	$10
CDOs	—	—
CMBS
Bonds	1	5
IOs	1	2
Corporate	16	14
Equity	8	9
Municipal	1	—
RMBS
Alt-A	—	—
Sub-prime	1	5
Other	1	—
Total	$29	$45
Year ended December 31, 2014
For the year ended December 31, 2014, impairments recognized in earnings were comprised of credit impairments of $16, securities that the Company intends to sell of $11, impairments on equity securities of $1, and other impairments of $1.
Impairments for the year ended December 31, 2014 were primarily credit impairments concentrated in corporate securities. The corporate securities were impaired due to certain issuers that have experienced financial difficulty and either defaulted or are expected to default on contractually obligated principal and interest payments. Also included in credit impairments for the year ended December 31, 2014, were private placements that were impaired due to declines in expected cash flows related to the underlying referenced securities. The Company’s determination of expected future cash flows used to calculate the credit loss amount is a quantitative and qualitative process. The Company incorporates its best estimate of future cash flows using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectation with respect to security specific developments. Credit impairments for the year ended December 31, 2014 were primarily identified through security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers. Other impairments for the year ended December 31, 2014 primarily related to certain equity, AFS securities with debt-like characteristics that the Company intends to sell.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $2 for the year ended December 31, 2014, predominantly concentrated in CMBS and corporate securities. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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
Year ended December 31, 2013
For the year ended December 31, 2013, impairments recognized in earnings were comprised of credit impairments of $18, primarily concentrated in corporate and CMBS bonds and interest only securities. Also included were impairments on structured securities with exposure to commercial and residential real estate and corporate securities that the Company had the intendt-to-sell. In addition, impairments recognized in earnings included impairments on equity securities of $9 that were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future.

Valuation Allowances on Mortgage Loans
The following table presents (additions)/reversals to valuation allowances on mortgage loans.

	For the years ended December 31,
	2014	2013
Credit-related concerns	$(4)	$(2)
Year ended December 31, 2014
For the year ended December 31, 2014, the change in valuation allowances on mortgage loan additions of $4 driven by individual property performance. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance, as well as the necessity of risk reduction in the portfolio, rather than overall deteriorating market fundamentals.
Year ended December 31, 2013
For the year ended December 31, 2013, the change in valuation allowances on mortgage loan additions of $2 was largely driven by recovery of property collateralizing a B-Note. The valuation allowance was reversed due to an increase in the valuation of the underlying collateral as a result of improved occupancy rates and performance of the property. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes.
Until April 1, 2014, HLAI, a wholly-owned subsidiary of the Company, ceded certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer which was dissolved on April 30, 2014. Upon dissolution, WRR repaid an intercompany note payable to The Hartford in the amount of $655 and returned $345 in capital to The Hartford, all of which was contributed as capital to HLAI to support the recaptured risks. Effective April 1, 2014, the Company recaptured all reinsured risks from WRR to HLAI. For further information regarding the WRR reinsurance agreement, see Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2014, was $801. Of this $801 the legal entities have posted collateral of $1.0 billion in the normal course of business. In addition, the Company has posted collateral of $41 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2014, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
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
The Company may from time to time retire or repurchase its funding agreement backed notes through cash repurchases, in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In 2014, the Company did not repurchase any funding agreements. The amounts of any future repurchases may be material.
As of December 31, 2014, the Company’s cash and short-term investments of $2.4 billion, included $33 of cash collateral received from, and held on behalf of, derivative counterparties and no short-term investments pledged as collateral to derivative counterparties. The Company also held $2.0 billion of treasury securities, of which $745 had been pledged to derivative counterparties and $1.4 billion of government agency securities, of which $155 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $35 billion of cash and total general account invested assets, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.

The following table summarizes the Company's fixed maturities, short-term investments, and cash, as of December 31, 2014:

Fixed maturities	$25,716
Short-term investments	2,162
Cash	258
Less: Derivative collateral	933
Total	$27,203
Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Obligations related to life insurance products will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations related to retirement and institutional investment products will be generally funded by Hartford Life Insurance Company.
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.39 billion in qualifying assets to secure FHLBB advances for 2015. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2014, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of December 31, 2014
Total Contractholder obligations	$180,378
Less: Separate account assets [1]	134,689
General account contractholder obligations	$45,689
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$16,146
Fixed MVA annuities [3]	6,225
Guaranteed investment contracts (“GIC”) [4]	26
Other [5]	23,292
General account contractholder obligations	$45,689

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuity individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business may be funded through operating cash flows of the Company, available short-term investments, recoveries from reinsurers, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. See Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in 2013.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans of $314 as disclosed in Note 11 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
The following table summarizes the Company’s contractual obligations as of December 31, 2014:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life and annuity obligations [1]	$262,271	$19,172	$32,195	$26,742	$184,162
Operating lease obligations [2]	$15	5	7	3	—
Purchase obligations [3]	$473	$399	$41	$33	$—
Other liabilities reflected on the balance sheet [4]	$107	67	32	8	—
Total	$262,866	$19,643	$32,275	$26,786	$184,162

[1]
Estimated life and annuity obligations include death claims, other charges associated with policyholder reserves, policy surrenders and policyholder dividends, offset by expected future deposits on in-force contracts. Estimated life and annuity obligations are based on mortality, morbidity and lapse assumptions comparable with the Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth and interest crediting consistent with other assumptions. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid loss and loss adjustment expenses, other policyholder funds and benefits payable, and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

[2]	Includes future minimum lease payments on operating lease agreements.

[3]
Included in purchase obligations is $103 relating to contractual commitments to purchase various goods and services such as maintenance and information technology in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty, or contracts that do not specify minimum levels of goods or services to be purchased.

[4]	Includes consumer notes of $74. Consumer notes include principal payments, contractual interest for fixed rate notes, and interest based on current rates for floating rate notes.

Dividends
Dividends to the Company from its insurance subsidiaries are restricted, as is the ability of the Company to pay dividends to its parent company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.
The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the State of Connecticut Insurance Department ("CTDOI"). The insurance holding company laws of the other jurisdictions in which the Company’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.
On January 30, 2014, The Company received approval from the CTDOI for HLAI and HLIC to dividend approximately $800 of cash and invested assets to HLA and this dividend was paid on February 27, 2014. All of the issued and outstanding equity of the Company was then distributed from HLA to Hartford Life, Inc ("HLI").
On July 8, 2014, The Hartford received approval from the CTDOI for HLAI to dividend approximately $500 to HLIC. This dividend was paid on July 15, 2014 and then distributed to HLI.
In 2015, the Company’s subsidiaries are permitted to pay up to a maximum of approximately $475 in dividends without prior approval from the applicable insurance commissioner.
In 2015, the Company’s dividend limitation under the holding company laws of Connecticut is $556; however, based on the Company’s earned surplus as of December 31, 2014, the Company is only permitted to pay $316 in dividends to its parent without prior approval from the CTDOI.
On January 30, 2015, the Company paid an extraordinary dividend of approximately $500, based on approval from the CTDOI. As a result of this dividend, the Company has no ordinary dividend capacity for the remainder of 2015.

Cash Flows

	2014	2013
Net cash provided by (used for) operating activities	$669	$(365)
Net cash provided by investing activities	$2,510	$4,251
Net cash used for financing activities	$(3,364)	$(4,791)
Cash - end of year	$258	$446
Year ended December 31, 2014 compared to Year-ended December 31, 2013
Net cash provided by operating activities increased in 2014 due to lower benefits, losses and loss adjustment expenses paid, partially offset by lower fee income received. Net cash used for operating activities in 2013 decreased due to changes in account activity of $3.8 billion offset by reinsurance loss on dispositions of $1.5 billion.
Net cash provided by investing activities in 2014 primarily relates to net proceeds of available-for-sale securities of $2.7 billion. Net cash provided by investing activities in 2013 primarily relates to net proceeds of available-for-sale securities of $4.7 billion and proceeds on business sold of $745 partially offset by payments on derivatives of $1.9 billion.
Net cash used for financing activities in 2014 relates to net outflows on investment and universal life-type contracts of $3.1 billion and a return of capital to the parent of $275. Net cash used for financing activities in 2013 relates to a return of capital to the parent of $1.2 billion, net outflows on investment and universal life-type contracts of $1.6 billion, decrease in securities loaned or sold of $1.6 billion, and fee repayment to recapture affiliate reinsurance of $347.
Operating cash flows in both periods have been adequate to meet liquidity requirements.
Ratings
Ratings can have an impact on the Company's reinsurance and derivative contracts. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, reinsurance contracts may be adversely impacted and the Company may be required to post additional collateral on certain derivative contracts.
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
On April 15, 2014 Standard & Poor’s raised its long-term financial strength rating and counterparty credit ratings on Hartford Life Inc. to BBB from BBB-. The outlook for Hartford Life, Inc. is stable.
On August 29, 2014 Fitch Ratings affirmed and withdrew the ratings on the HFSG holding company, as well as the insurer financial strength rating of its insurance subsidiaries for commercial reasons.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of February 24, 2015:

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

Statutory Capital
The Company’s stockholder's equity, as prepared using U.S. GAAP, was $9.3 billion as of December 31, 2014. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”), was $5.6 billion as of December 31, 2014.
Significant differences between U.S. GAAP stockholder’s equity and aggregate statutory capital and surplus prepared in accordance with U.S. STAT include the following:

•	U.S. STAT excludes equity of non insurance and foreign insurance subsidiaries not held by U.S. insurance subsidiaries.

•	Costs incurred by the Company to acquire insurance policies are deferred under U.S. GAAP while those costs are expensed immediately under U.S. STAT.

•
Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under U.S. GAAP while those amounts deferred are subject to limitations under U.S. STAT.

•
The assumptions used in the determination of benefit reserves are prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates. The methodologies for determining life insurance reserve amounts may also be different. For example, reserving for living benefit reserves under U.S. STAT is generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines, while under U.S. GAAP, those same living benefits may be considered embedded derivatives and recorded at fair value or they may be considered SOP 03-1 reserves. The sensitivity of these life insurance reserves to changes in equity markets, as applicable, will be different between U.S. GAAP and U.S. STAT.

•
The difference between the amortized cost and fair value of fixed maturity and other investments, net of tax, is recorded as an increase or decrease to the carrying value of the related asset and to equity under U.S. GAAP, while U.S. STAT only records certain securities at fair value, such as equity securities and certain lower rated bonds required by the NAIC to be recorded at the lower of amortized cost or fair value. In the case of the Company’s market value adjusted (MVA) fixed annuity products, invested assets are marked to fair value (including the impact of audit spreads) and liabilities are marked to fair value (but generally excluding the impacts of credit spreads) for statutory purposes only. In the case of the Company’s market value adjusted (MVA) fixed annuity products, invested assets are marked to fair value (but generally actual credit spreads are not fully reflected) for statutory purposes only.

•
U.S. STAT for life insurance companies establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while U.S. GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, U.S. STAT for life insurance companies defers and amortizes the gains and losses, caused by changes in interest rates, into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while U.S. GAAP does not.

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under U.S. STAT. U.S. GAAP generally evaluates assets based on their recoverability.
Risk-based Capital
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital and surplus, (referred to collectively as "capital") appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC . The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. The RBC ratios for the Company's principal life insurance operating subsidiaries were all in excess of 425% of their Company Action Levels as of December 31, 2014 and 2013. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising or promotional activities.
Contingencies
Legal Proceedings
For further information on other contingencies, see Note 11 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

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
Budget of the United States Government
On February 2, 2015, the Obama Administration released its “Fiscal Year 2016, Budget of the U.S. Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals that if enacted, would have affected the taxation of life insurance companies and certain life insurance products. In particular, the proposals would have changed the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the DRD. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company's actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If this proposal were enacted, the Company's actual tax expense could increase, reducing earnings.
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 11 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
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
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2014.
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
The Company’s management assessed its internal controls over financial reporting as of December 31, 2014 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.
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
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013
(1) Audit fees	$7,620,174	$8,420,488
(2) Audit-related fees (a)	316,742	437,013
(3) Tax fees (b)	—	63,250
(3) All other fees (c)	53,601	272,839
Total	$7,990,517	$9,193,590

(a)	Fees for the year ended December 31, 2014 and 2013 principally consisted of divestiture related services.

(b)	Fees for the year ended December 31, 2013 principally consisted of international tax compliance services and tax examination assistance.

(c)	Fees for the year ended December 31, 2014 and for the year ended December 31, 2013 principally consisted of two separate internal controls projects.
The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2014 and 2013 was compatible with maintaining the Deloitte Entities’ independence.
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
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life Insurance Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 27, 2015

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
(In millions)	2014	2013	2012
Revenues
Fee income and other	$1,210	$1,462	$2,956
Earned premiums	32	184	93
Net investment income	1,543	1,683	2,536
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(31)	(54)	(293)
OTTI losses recognized in other comprehensive income	2	9	38
Net OTTI losses recognized in earnings	(29)	(45)	(255)
Net realized capital gains on investments transferred at fair value in business disposition by reinsurance	—	1,561	—
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	606	(1,190)	(1,226)
Total net realized capital gains (losses)	577	326	(1,481)
Total revenues	3,362	3,655	4,104
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	1,460	1,758	2,900
Amortization of deferred policy acquisition costs and present value of future profits	206	228	324
Insurance operating costs and other expenses	851	(401)	268
Reinsurance (gain) loss on disposition in 2014 and 2013, and goodwill impairment of $61 in 2012	(23)	1,491	61
Dividends to policyholders	7	18	20
Total benefits, losses and expenses	2,501	3,094	3,573
Income from continuing operations before income taxes	861	561	531
Income tax expense	184	49	36
Income from continuing operations, net of tax	677	512	495
Income (loss) from discontinued operations, net of tax	—	(41)	61
Net income	677	471	556
Net income attributable to noncontrolling interest	1	6	2
Net income attributable to Hartford Life Insurance Company	$676	$465	$554
See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2014	2013	2012
Comprehensive Income
Net income	$677	$471	$556
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	659	(1,257)	1,120
Change in net gain/loss on cash-flow hedging instruments	(9)	(179)	(110)
Change in foreign currency translation adjustments	(3)	23	24
Total other comprehensive income (loss)	647	(1,413)	1,034
Total comprehensive income (loss)	1,324	(942)	1,590
Less: Comprehensive income attributable to noncontrolling interest	1	6	2
Total comprehensive income (loss) attributable to Hartford Life Insurance Company	$1,323	$(948)	$1,588
 See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2014	2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,260 and $27,188) (includes variable interest entity assets, at fair value, of $0 and $12)	$25,436	$28,163
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $139 and $131)	280	791
Equity securities, available-for-sale, at fair value (cost of $525 and $362) (includes equity securities, at fair value using the fair value option, of $248 and $0)	514	372
Mortgage loans (net of allowance for loan losses of $15 and $12)	3,109	3,470
Policy loans, at outstanding balance	1,430	1,416
Limited partnerships, and other alternative investments (includes variable interest entity assets of $3 and $4)	1,309	1,329
Other investments	442	282
Short-term investments (includes variable interest entity assets of $15 and $3)	2,162	1,952
Total investments	34,682	37,775
Cash	258	446
Premiums receivable and agents’ balances, net	27	33
Reinsurance recoverables	20,053	19,794
Deferred policy acquisition costs	521	689
Deferred income taxes, net	1,237	2,110
Other assets	308	994
Separate account assets	134,689	140,874
Total assets	$191,775	$202,715
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$13,624	$12,874
Other policyholder funds and benefits payable	31,994	36,856
Other liabilities (including variable interest entity liabilities of $22 and $35)	2,177	3,872
Separate account liabilities	134,689	140,874
Total liabilities	182,484	194,476
Commitments and Contingencies (Note 11)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	6,688	6,959
Accumulated other comprehensive income, net of tax	1,221	574
Retained earnings	1,376	700
Total stockholder’s equity	9,291	8,239
Total liabilities and stockholder’s equity	$191,775	$202,715
See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest	Total Stockholder’s Equity
Balance, December 31, 2013	$6	$6,959	$574	$700	$—	$8,239
Capital contributions to parent	—	(271)	—	—	—	(271)
Net income	—	—	—	676	1	677
Change in noncontrolling interest ownership	—	—	—	—	(1)	(1)
Total other comprehensive income	—	—	647	—	—	647
Balance, December 31, 2014	$6	$6,688	$1,221	$1,376	$—	$9,291
Balance, December 31, 2012	$6	$8,155	$1,987	$235	$—	$10,383
Capital contributions to parent	—	(1,196)	—	—	—	(1,196)
Net income	—	—	—	465	6	471
Change in noncontrolling interest ownership	—	—	—	—	(6)	(6)
Total other comprehensive income	—	—	(1,413)	—	—	(1,413)
Balance, December 31, 2013	$6	$6,959	$574	$700	$—	$8,239
Balance, December 31, 2011	$6	$8,271	$953	$(319)	$—	$8,911
Capital contributions to parent	—	(116)	—	—	—	(116)
Net income	—	—	—	554	2	556
Change in noncontrolling interest ownership					(2)	(2)
Total other comprehensive income	—	—	1,034	—	—	1,034
Balance, December 31, 2012	$6	$8,155	$1,987	$235	$—	$10,383
See Notes to Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2014	2013	2012
Operating Activities
Net income	$677	$471	$556
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Amortization of deferred policy acquisition costs and present value of future profits	206	228	359
Additions to deferred policy acquisition costs and present value of future profits	(14)	(16)	(329)
Change in:
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	586	230	(44)
Reinsurance recoverables	170	(795)	(47)
Receivables and other assets	(30)	(80)	158
Payables and accruals	(882)	(1,532)	(1,035)
Accrued and deferred income taxes	302	589	392
Net realized capital (gains) losses	(577)	(678)	1,413
Net disbursements from investment contracts related to policyholder funds – international unit-linked bonds and pension products	—	(1,833)	(92)
Net decrease in equity securities, trading	—	1,835	120
Goodwill impairment	—	—	149
Reinsurance (gain) loss on disposition in 2014 and 2013, and goodwill impairment of $61 in 2012	(23)	1,491	61
Depreciation and amortization	6	53	164
Other, net	248	(328)	202
Net cash provided by (used for) operating activities	669	(365)	2,027
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	10,333	19,206	23,759
Fixed maturities, fair value option	358	322	283
Equity securities, available-for-sale	107	81	133
Mortgage loans	377	355	306
Partnerships	152	127	110
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(7,385)	(14,532)	(23,949)
Fixed maturities, fair value option	(217)	(134)	(182)
Equity securities, available-for-sale	(363)	(79)	(97)
Mortgage loans	(146)	(177)	(1,056)
Partnerships	(104)	(99)	(417)
Proceeds from business sold	—	745	58
Derivatives, net	(66)	(1,900)	(2,275)
Change in policy loans, net	(14)	(7)	1
Change in short-term investments, net	(556)	363	1,404
Change in all other, net	34	(20)	—
Net cash provided by (used for) investing activities	2,510	4,251	(1,922)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	4,567	5,943	10,004
Withdrawals and other deductions from investment and universal life-type contracts	(21,810)	(24,473)	(24,608)
Net transfers from separate accounts related to investment and universal life-type contracts	14,167	16,978	13,196
Net (decrease) increase in securities loaned or sold under agreements to repurchase	—	(1,615)	1,615
Capital contributions to parent	(275)	(1,200)	—
Fee to recapture affiliate reinsurance	—	(347)	—
Net repayments at maturity or settlement of consumer notes	(13)	(77)	(153)
Net cash (used for) provided by financing activities	(3,364)	(4,791)	54
Foreign exchange rate effect on cash	(3)	9	—
Net increase (decrease) in cash	(188)	(896)	159
Cash — beginning of year	446	1,342	1,183
Cash — end of year	$258	$446	$1,342
Supplemental Disclosure of Cash Flow Information
Net cash received during the year for income taxes	(187)	(181)	(395)
Noncash return of capital	(4)	(4)	(126)
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	—	—	43
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
On June 30, 2014, HLI completed the sale of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK") to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company. Upon closing HLIKK recaptured certain risks reinsured to the Company and Hartford Life and Annuity Insurance Company ("HLAI"), a wholly owned subsidiary of the Company, by terminating intercompany agreements. The Buyer is responsible for all liabilities related to the recaptured business. However, HLAI has continued to provide reinsurance for Japan fixed payout annuities of $763 as of December 31, 2014. For further discussion of this transaction, see Note 5 - Reinsurance and Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
Effective April 1, 2014, the Company terminated its modco and coinsurance with funds withheld reinsurance agreement with White River Life Reinsurance ("WRR"), following receipt of approval from the State of Connecticut Insurance Department ("CTDOI") and Vermont Department of Financial Regulation. On April 30, 2014 The Hartford dissolved WRR. For further discussion of this transaction, see Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
Effective March 3, 2014, The Hartford made Hartford Life and Accident Insurance Company ("HLA") the single nationwide underwriting company for its Group Benefits business by capitalizing HLA to support the Group Benefits business and separating it from the legal entities that support The Hartford's Talcott Resolution operating segment. On January 30, 2014, The Hartford received approval from the CTDOI for HLAI and the Company to dividend approximately $800 of cash and invested assets to HLA and this dividend was paid on February 27, 2014. All of the issued and outstanding equity of the Company was then distributed from HLA to HLI and the Company became a direct subsidiary of HLI.
On December 12, 2013, the Company completed the sale of the U.K. variable annuity business of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary, to Columbia Insurance Company, a Berkshire Hathaway company. On January 1, 2013, HLI completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 HLI completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. ("Prudential"). The MassMutual and Prudential sales were structured as reinsurance transactions. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
The Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of HLIC, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but is not required to consolidate are reported using the equity method. For further discussions on VIEs, see Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. All intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.
Discontinued Operations
The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company is presenting as discontinued operations certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. For information on the specific businesses and related impacts, see Note 16 - Discontinued Operations of Notes to Consolidated Financial Statements.

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
Future Adoption of New Accounting Standards
Amendments to Consolidation Guidance
In February 2015, the Financial Accounting Standards Board ("FASB") issued updated consolidation guidance. The amendments revise existing guidance for when to consolidate variable interest entities (“VIEs”) and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify consolidation guidance for determining whether limited partnerships are VIEs or voting interest entities. This guidance is effective for years beginning after December 15, 2015, and may be applied fully retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company will adopt the guidance on January 1, 2016 and has not yet determined the method or estimated effect of adoption on the Company’s Consolidated Financial Statements.
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
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Segment Information
The Company has no reportable segments and is comprised of the run-off operations of U.S. annuity, and institutional and private-placement life insurance businesses. See Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of life and annuity businesses sold. The Company's determination that it has no reportable segments is based on the fact that the Company's chief operating decision maker reviews the Company's financial performance at a consolidated level.

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
Income Taxes
The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. A deferred tax provision is recorded for the tax effects of differences between the Company's current taxable income and its income before tax under generally accepted accounting principles in the Consolidated Statements of Operations. The Company records a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.
The Company is included in The Hartford’s consolidated U.S. Federal income tax return. The Company and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain tax adjustments, is consistent with the “parent down” approach. Under this approach, the Company’s deferred tax assets and tax attributes are considered realized by it so long as the group is able to recognize (or currently use) the related deferred tax asset or attribute. Thus the need for a valuation allowance is determined at the consolidated return level rather than at the level of the individual entities comprising the consolidated group.
Dividends to Policyholders
Policyholder dividends are paid to certain life insurance policyholders. Policies that receive dividends are referred to as participating policies. Participating dividends to policyholders are accrued and reported in other liabilities using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
Participating policies were 2%, 2% and 5% of the total life insurance policies as of December 31, 2014, 2013, and 2012, respectively. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder's equity by a charge to operations and a credit to a liability.
Fair Value
The following financial instruments are carried at fair value in the Company’s Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”); fixed maturities at fair value using fair value option (“FVO”); equity securities, FVO; equity securities, trading; short-term investments; freestanding and embedded derivatives; separate account assets and certain other liabilities. For further discussion of fair value, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”), after adjustments for the effect of deducting certain life and annuity deferred policy acquisition costs and reserve adjustments. Also included in equity securities, AFS are certain equity securities for which the Company elected the fair value option. These equity securities are carried at fair value with changes in value recorded in realized capital gains and losses. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in realized capital gains and losses. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value primarily accounted for under the equity method and accordingly the Company’s share of earnings is included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2014, 2013 and 2012 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems bonds and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment, which is recorded in net realized capital losses, and the remaining non-credit impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
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
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in fixed maturities and equity securities for which the fair value option was elected, and derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of derivatives in certain fair-value hedge relationships and their associated hedged asset. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies previously discussed above. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends will be recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2014, 2013 and 2012.
Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC") derivative instruments, including transactions cleared through a central clearing house ("OTC-cleared"), and exchange-traded derivative instruments as part of its overall risk management strategy. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread and issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into synthetic replication transactions.
Interest rate, volatility, dividend, credit default and index swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, little to no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.
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
The Company’s derivative transactions conducted in insurance company subsidiaries are used in strategies permitted under the derivative use plans required by the State of Connecticut and the State of New York insurance departments.
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
Fair Value Hedges
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, including foreign-currency fair value hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as net realized capital gains and losses with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic cash flows and accruals of income/expense (“periodic derivative net coupon settlements”) are recorded in the line item of the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded.
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
Premiums, benefits, losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance agreements. Included in reinsurance recoverables are balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of any necessary allowance for uncollectible reinsurance.
The Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements, and variations thereof. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.
The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. The Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses in 2013. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 5 - Reinsurance of Notes to Consolidated Financial Statements.
Deferred Policy Acquisition Costs and Present Value of Future Profits
Deferred policy acquisition costs ("DAC") represent costs that are directly related to the acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees. Such costs primarily include commissions, premium taxes, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully issued contracts.
For life insurance products, the DAC asset related to most universal life-type contracts (primarily variable annuities) is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits ("EGPs"). EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets such as sales inducement assets (SIA") and unearned revenue reserves ("URR"). Components of EGPs are used to determine reserves for universal life type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, guaranteed minimum withdrawal and universal life insurance secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
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
The Company determines EGPs from a single deterministic reversion to mean ("RTM") separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through a consideration of recent market returns, the Company will unlock ("Unlock"), or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps. This Unlock for future separate account returns is determined each quarter.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the variable annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as, the death and other insurance benefit reserving models. Beginning in 2015, the annual comprehensive non-market related policyholder behavior assumption study will be completed in the fourth quarter of each year.
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
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, assets under management for certain reporting units, and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.
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
Certain contracts classified as universal life-type include death and other insurance benefit features including guaranteed minimum death benefit ("GMDB"), guaranteed minimum income benefit ("GMIB") and guaranteed minimum withdrawal benefit ("GMWB") riders offered with variable annuity contracts, or secondary guarantee benefits offered with universal life insurance contracts. GMWBs that represent embedded derivatives are accounted for at fair value. Universal life insurance secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. For the Company's GMWB products, the withdrawal benefit can exceed the guaranteed remaining balance ("GRB"). These GMDBs, GMIBs, the life-contingent portion of the GMWBs and the universal life insurance secondary guarantees require an additional liability to be held above the account value liability representing the policyholders' funds. This liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected fees. The liability is accrued as actual fees are earned. The expected present value of benefits and fees are generally derived from a set of stochastic scenarios, that have been calibrated to our RTM separate account returns, and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on the Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the Unlock, see the Deferred Policy Acquisition Costs and Present Value of Future Profits accounting policy section within this footnote.
The Company reinsures a portion of its in-force GMDB and all of its universal life insurance secondary guarantees and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments.
Reserve for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses
Liabilities for the Company’s group life and disability contracts as well its individual term life insurance policies include amounts for unpaid losses and future policy benefits. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid losses and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claims is based exclusively on the Company’s experience, incorporating factors such as gender, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations.
Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable consist of non-variable account values associated with universal life-type contracts and investment contracts.
Universal life-type contracts consist of fixed and variable annuities and universal life insurance. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.
Investment contracts consist of institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date.
Foreign Currency
Foreign currency translation gains and losses are reflected in stockholder's equity as a component of accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies. Gains and losses resulting from the remeasurement of foreign currency transactions are reflected in earnings in realized capital gains (losses) in the period in which they occur.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

2. Business Dispositions
Sale of Hartford Life International Limited ("HLIL")
On December 12, 2013, the Company completed the sale of all of the issued and outstanding equity of HLIL, an indirect wholly-owned subsidiary of the Company, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited ("HLL"), a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $51 upon disposition in the year ended December 31, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 16 - Discontinued Operations of Notes to Consolidated Financial Statements.
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
Retirement Plans total revenues were $706 and its net loss was $39 for the year ended December 31, 2012.
Sale of Individual Life
On January 2, 2013 HLI completed the sale of its Individual Life insurance business to Prudential for consideration of $615, consisting primarily of a ceding commission, of which $590 is attributable to the Company. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition in 2013 consisting of a reinsurance loss partially offset by realized capital gains and a goodwill impairment loss of $61, pre-tax, in 2012. For further information regarding the goodwill impairment loss, see Note 7 - Goodwill of Notes to Consolidated Financial Statements.
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
Individual Life total revenues were $1,303 and its net income was $21 for the year ended December 31, 2012.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions (continued)

Composition of Invested Assets Transferred
The following table summarizes invested assets transferred by the Company in 2013 in connection with the sale of the Retirement Plans and Individual Life businesses.

Carrying Value
As of December 31, 2012
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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative instruments. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs, as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $1.4 billion and $287 for the years ended December 31, 2014 and 2013, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the years ended December 31, 2014 and 2013, there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or are within illiquid markets.

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

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,171	$—	$1,089	$82
Collateralized debt obligations ("CDOs")	1,148	—	788	360
Commercial mortgage-backed securities ("CMBS")	1,887	—	1,768	119
Corporate	15,742	—	15,096	646
Foreign government/government agencies	602	—	572	30
States, municipalities and political subdivisions (“Municipal”)	1,052	—	998	54
Residential mortgage-backed securities ("RMBS")	1,857	—	1,123	734
U.S. Treasuries	1,977	72	1,905	—
Total fixed maturities	25,436	72	23,339	2,025
Fixed maturities, FVO	280	—	196	84
Equity securities, trading	11	11	—	—
Equity securities, AFS	514	411	55	48
Derivative assets
Credit derivatives	3	—	5	(2)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	(1)	—	(1)	—
Interest rate derivatives	123	—	123	—
GMWB hedging instruments	119	—	5	114
Macro hedge program	93	—	—	93
Total derivative assets [1]	339	—	132	207
Short-term investments	2,162	199	1,963	—
Reinsurance recoverable for GMWB	56	—	—	56
Modified coinsurance reinsurance contracts	34	—	34	—
Separate account assets [3]	132,198	91,524	40,096	578
Total assets accounted for at fair value on a recurring basis	$161,030	$92,217	$65,815	$2,998
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(139)	$—	$—	$(139)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(165)	—	—	(165)
Derivative liabilities
Credit derivatives	—	—	1	(1)
Equity derivatives	28	—	25	3
Foreign exchange derivatives	(444)	—	(444)	—
Interest rate derivatives	(409)	—	(382)	(27)
GMWB hedging instruments	55	—	(1)	56
Macro hedge program	48	—	—	48
Total derivative liabilities [4]	(722)	—	(801)	79
Consumer notes [5]	(3)	—	—	(3)
Total liabilities accounted for at fair value on a recurring basis	$(890)	$—	$(801)	$(89)

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

[1]
Includes OTC and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements, which may be imposed by agreements, clearinghouse rules, and applicable law. At December 31, 2014 and December 31, 2013, $399 and $120, respectively, was netted against the derivative asset value in the Consolidated Balance Sheet and is excluded from the table above. For further information on derivative liabilities, see footnote 4 below.

[2]	Represents hedge funds where equity method of accounting has been applied to a fund of funds measured at fair value.

[3]
As of December 31, 2014 and 2013, excludes approximately $2.5 billion and $2.4 billion, respectively, of investment sales receivable because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Determination of Fair Values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion, reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and liabilities based on quoted market prices where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above tables.
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the Valuation Committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include various investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.
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
Fixed Maturities, AFS; Equity Securities, AFS; Equity Securities, FVO; Fixed Maturities, FVO, Equity Securities, Trading; and Short-term Investments
The fair value of AFS and FVO securities, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering one of the following sources of information: quoted prices for identical assets or liabilities, third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The Securities Working Group performs ongoing analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. As a part of this analysis, the Company considers trading volume, new issuance activity and other factors to determine whether the market activity is significantly different than normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly and approved by the Valuation Committee. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3% for fixed maturities and 5% for equity securities and trade prices that differ over 3% to the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that have not changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2014 and 2013, 95% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets, and derivative instruments.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value. The tables exclude securities such as ABS and CRE CDOs for which fair values are predominately based on broker quotations.

	As of December 31, 2014
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$119	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	46bps	2,475bps	284bps	Decrease
Corporate [3]	324	Discounted cash flows	Spread	123bps	765bps	267bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	212bps	212bps	212bps	Decrease
RMBS	734	Discounted cash flows	Spread	23bps	1,904bps	141bps	Decrease
			Constant prepayment rate	—%	7%	3%	Decrease [4]
			Constant default rate	1%	14%	7%	Decrease
			Loss severity	—%	100%	78%	Decrease

	As of December 31, 2013
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$360	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99bps	2,511bps	446bps	Decrease
Corporate [3]	398	Discounted cash flows	Spread	119bps	5,594bps	332bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184bps	184bps	184bps	Decrease
RMBS	798	Discounted cash flows	Spread	62bps	1,748bps	245bps	Decrease
			Constant prepayment rate	—%	10%	3%	Decrease [4]
			Constant default rate	1%	22%	8%	Decrease
			Loss severity	—%	100%	80%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

	As of December 31, 2014
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	2	Option model	Interest rate volatility	1%	1%	Increase
U.S. GMWB hedging instruments
Equity options	46	Option model	Equity volatility	22%	34%	Increase
Customized swaps	124	Discounted cash flows	Equity volatility	10%	40%	Increase
U.S. macro hedge program
Equity options	141	Option model	Equity volatility	27%	28%	Increase

	As of December 31, 2013
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4%	4%	Increase
U.S. GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International hedging program [2]
Equity options	(66)	Option model	Equity volatility	29%	37%	Increase
Short interest rate swaptions	(12)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	48	Option model	Interest rate volatility	1%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Level 3 international program hedging instruments excludes those for which the Company bases fair value on broker quotations.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the year ended, December 31, 2014, no significant adjustments were made by the Company to broker prices received.
As of December 31, 2013, excluded from the table above are limited partnerships and other alternative investments which total $54, of Level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Product Derivatives
The Company formerly offered and subsequently reinsured certain variable annuity products with U.S. GMWB riders. Also, through reinsurance from HLIKK, the Company formerly assumed GMWB, GMIB and GMAB riders. Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. For further discussion on the sale, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
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
Effective April 1, 2014, HLAI, terminated its reinsurance agreement with an affiliated captive reinsurer and recaptured all reinsurance risks. For further information regarding this reinsurance agreement, see Note 12 -Transactions with Affiliates of Notes to Consolidated Financial Statements .
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Living benefits required to be fair valued include guaranteed withdrawal benefits. Fair values for GMWBs classified as embedded derivatives are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of these GMWBs and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claims Costs calculated based on actuarial and capital market assumptions related to projected cash flows over the lives of the contracts; Credit Standing Adjustment; and Margins representing an amount that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and requires subjectivity by the Company in determining their value.
Oversight of the Company’s valuation policies and processes for product and GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company’s valuation model as well as associated controls.
Best Estimate Claims Costs
The Best Estimate Claims Costs is calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the derivative contract). Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels were used. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables. These variables include expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates, and assumptions about policyholder behavior which emerge over time.

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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the years ended December 31, 2014, 2013 and 2012, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains of $41, $492 and $499, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $31, $28 and $76 for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014 and 2013 the behavior risk margin was $74 and $32, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in before-tax realized gains (losses) of approximately $(5), $11 and $29 for the years ended December 31, 2014, 2013 and 2012, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Significant unobservable inputs used in the fair value measurement of the GMWB embedded derivative and the GMWB reinsurance derivative are withdrawal utilization and withdrawal rates, lapse rates, reset elections and equity volatility. The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the GMWB embedded derivative and the GMWB reinsurance derivative. Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement, as shown in the table.

	Unobservable Inputs
Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [3]	0%	8%	Increase
Lapse Rates [4]	0%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	10%	40%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the year ended December 31, 2014, for the Level 3 financial instruments.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2014	$108	$428	$360	$790	$38	$49	$798	$2,571	$178
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	11	6	(10)	(1)	—	11	17	17
Included in OCI [3]	2	(7)	(6)	16	5	6	4	20	—
Purchases	32	6	26	62	6	—	230	362	14
Settlements	(1)	(44)	(175)	(36)	(4)	—	(127)	(387)	(121)
Sales	(11)	(21)	(34)	(96)	(14)	(1)	(150)	(327)	(4)
Transfers into Level 3 [4]	71	48	7	146	—	—	—	272	—
Transfers out of Level 3 [4]	(119)	(61)	(65)	(226)	—	—	(32)	(503)
Fair value as of December 31, 2014	$82	$360	$119	$646	$30	$54	$734	$2,025	$84
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$—	$—	$(2)	$(4)	$(2)	$—	$(1)	$(9)	$14

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities AFS	Credit	Foreign Exchange Contracts	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$51	$2	$—	$2	$(24)	$146	$139	$(61)	$204
Total realized/unrealized gains (losses)
Included in net income [1], [2]	4	(2)	2	3	(5)	13	(12)	24	23
Included in OCI [3]	1	—	—	—	—	—	—	—	—
Purchases	6	(2)	—	—	4	4	14	9	29
Settlements	—	—	—	—	—	7	—	(5)	2
Sales	(14)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	(2)	—	—	—	—	—	(2)
Transfers out of Level 3 [4]	—	(1)	—	—	(2)	—	—	33	30
Fair value as of December 31, 2014	$48	$(3)	$—	$5	$(27)	$170	$141	$—	$286
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$(1)	$(3)	$—	$—	$(5)	$1	$(11)	$17	$(1)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2014	$54	$(465)	$737
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	441	13
Purchases	—	—	339
Settlements	—	80	(3)
Sales	—	—	(201)
Transfers into Level 3 [4]	—	—	37
Transfers out of Level 3 [4]	(54)	—	(344)
Fair value as of December 31, 2014	$—	$56	$578
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$—	$441	$8

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(576)	$(18)	$(594)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	577	(8)	569	(1)
Settlements	(140)	—	(140)	—
Fair value as of December 31, 2014	$(139)	$(26)	$(165)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$167	$(8)	$159	$(1)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The tables below provide a fair value roll forward for the year ended December 31, 2013, for the Level 3 financial instruments.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$238	$723	$532	$1,340	$34	$169	$1,133	$4,169	$199
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(12)	18	(14)	6	(1)	—	39	36	61
Included in OCI [3]	32	110	53	(4)	(3)	(10)	42	220	—
Purchases	25	37	37	75	27	—	74	275	14
Settlements	(6)	(113)	(89)	(112)	(4)	—	(134)	(458)	(2)
Sales	(127)	(341)	(152)	(333)	(13)	(110)	(355)	(1,431)	(94)
Transfers into Level 3 [4]	3	23	36	99	—	—	—	161	3
Transfers out of Level 3 [4]	(45)	(29)	(43)	(281)	(2)	—	(1)	(401)	(3)
Fair value as of December 31, 2013	$108	$428	$360	$790	$38	$49	$798	$2,571	$178
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(7)	$—	$(2)	$(7)	$—	$—	$(1)	$(17)	$44

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Derivative Contracts	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2013	$55	$4	$45	$(57)	$519	$286	$(75)	$—	$722
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(10)	(1)	(26)	7	(372)	(191)	24	—	(559)
Included in OCI [3]	6	—	—	—	—	—	—	—	—
Purchases	7	—	1	—	—	44	(25)	—	20
Settlements	—	(1)	(7)	—	(4)	—	(9)	—	(21)
Sales	(2)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	(8)	(20)	(28)
Transfers out of Level 3 [4]	(5)	—	(11)	26	3	—	32	20	70
Fair value as of December 31, 2013	$51	$2	$2	$(24)	$146	$139	$(61)	$—	$204
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(9)	$(1)	$(15)	$2	$(390)	$(187)	$(170)	$—	$(761)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB and Japan GMWB, GMIB, and GMAB [6]	Separate Accounts
Fair value as of January 1, 2013	$150	$1,081	$583
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(5)	(1,856)	23
Purchases	64	—	250
Settlements	—	310	(2)
Sales	(9)	—	(88)
Transfers into Level 3 [4]	—	—	45
Transfers out of Level 3 [4]	(146)	—	(74)
Fair value as of December 31, 2013	$54	$(465)	$737
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(5)	$(1,856)	$21

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2013	$(3,119)	$(8)	$(3,127)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	2,653	(10)	2,643	—
Settlements	(110)	—	(110)	—
Fair value as of December 31, 2013	$(576)	$(18)	$(594)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$2,653	$(10)	$2,643	$—

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these rows are reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Consolidated Balance Sheet in other investments and other liabilities.

[6]
Includes fair value of reinsurance recoverables of approximately $495 as of December 31, 2013, respectively, related to a transaction entered into with an affiliated captive reinsurer. See Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements for more information.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Fair Value Option
The Company classifies the underlying fixed maturities held in certain consolidated investment funds within the fixed maturities, FVO line on the Consolidated Balance Sheets. The Company reports investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.
FVO investments also include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate.
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swap are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Consolidated Balance Sheets. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The Company previously held fair value option investments in foreign government securities related to the Company's former Japan annuity business. These investments were disposed of as a consequence of the the sale of the Japan business, see Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements for further information on the sale.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company's Consolidated Statements of Operations.

	Year Ended December 31,
	2014	2013
Assets
Fixed maturities, FVO
Corporate	$(3)	$(12)
CRE CDOs	21	14
CMBS	—	—
Foreign government	16	(112)
RMBS	—	—
Total fixed maturities, FVO	$34	$(110)
Equity, FVO	(2)	—
Total realized capital gains (losses)	$32	$(110)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Consolidated Balance Sheets.

	Year Ended December 31,
	2014	2013
Assets
Fixed maturities, FVO
ABS	$13	$3
Corporate	96	84
CRE CDOs	67	167
CMBS	15	8
Foreign government	3	494
Municipals	2	1
RMBS	82	9
U.S. government	2	25
Total fixed maturities, FVO	$280	$791
Equity, FVO [1]	$248	$—

[1]	Included in equity securities, AFS on the Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value, and not included in the above fair value discussion as of December 31, 2014 and December 31, 2013 were as follows:

		December 31, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,430	$1,430	$1,416	$1,476
Mortgage loans	Level 3	3,109	3,280	3,470	3,519
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	7,134	7,353	8,955	9,153
Consumer notes [2] [3]	Level 3	68	68	82	82
Assumed investment contracts [3]	Level 3	763	851	—	—

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in disclosures above.

[3]	Included in other liabilities in the Consolidated Balance Sheets.
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
Fair values for other policyholder funds and benefits payable and assumed investment contracts, not carried at fair value, were estimated based on the cash surrender values of the underlying policies or by estimating future cash flows discounted at current interest rates adjusted for credit risk.
Fair values for consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivative Instruments
Net Investment Income

	For the years ended December 31,
(Before-tax)	2014	2013	2012
Fixed maturities [1]	$1,113	$1,253	$1,953
Equity securities, AFS	14	8	11
Mortgage loans	156	172	248
Policy loans	80	82	116
Limited partnerships and other alternative investments	141	119	85
Other investments [2]	111	125	200
Investment expenses	(72)	(76)	(77)
Total net investment income	$1,543	$1,683	$2,536

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.
Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2014	2013	2012
Gross gains on sales [1]	$264	$2,196	$478
Gross losses on sales	(235)	(700)	(278)
Net OTTI losses recognized in earnings [2]	(29)	(45)	(255)
Valuation allowances on mortgage loans	(4)	(1)	4
Japanese fixed annuity contract hedges, net [3]	(14)	6	(36)
Periodic net coupon settlements on credit derivatives/Japan	11	(3)	(8)
Results of variable annuity hedge program
GMWB derivatives, net	5	262	519
Macro hedge program	(11)	(234)	(340)
Total U.S. program	(6)	28	179
International Program [4]	(126)	(963)	(1,145)
Total results of variable annuity hedge program	(132)	(935)	(966)
GMIB/GMAB/GMWB reinsurance	579	1,107	1,233
Coinsurance and modified coinsurance reinsurance contracts	395	(1,405)	(1,901)
Other, net [5]	(258)	106	248
Net realized capital gains (losses), before-tax	$577	$326	$(1,481)

[1]	Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses in the year ended December 31, 2013.

[2]	Includes $173 of intent-to-sell impairments relating to the Retirement Plans and Individual Life businesses sold for the year ended December 31, 2012.

[3]
ncludes for the years ended December 31, 2014, 2013 and 2012, the transactional foreign currency re-valuation gains (losses) of $(51), $324, and $245, respectively, related to the Japan fixed annuity product, as well as the change in value related to the derivative hedging instruments and the Japan government FVO securities of $37, $(318), and $(281), respectively.

[4]	Includes $(2), $(55), and $(66) of transactional foreign currency re-valuation for the years ended December 31, 2014, 2013 and 2012, respectively.

[5]
Other, net gains and losses include transactional foreign currency revaluation gains (losses) on the Japan fixed payout annuity liabilities reinsured from HLIKK and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. Gains (losses) from transactional foreign currency revaluation of the reinsured liabilities were $116, $250, and $189, respectively, for the years ended December 31, 2014, 2013 and 2012. Gains (losses) on the instruments used to hedge the foreign currency exposure on the reinsured fixed payout annuities were $(148), $(268), and $(300), respectively, for the years ended December 31, 2014, 2013 and 2012. Includes $71 and $110 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the years ended December 31, 2013 and 2012, respectively, as well as changes in value of non-qualifying derivatives. Also includes for the year ended December 31, 2014 a loss of $(213) related to the recapture of the GMIB/GMAB/GMWB reinsurance contracts, which is offset by gains on the termination of the embedded derivative reflected in the GMIB/GMAB/GMWB reinsurance line.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $1, $1.4 billion and $(55) for the years ended December 31, 2014, 2013 and 2012, respectively.
Sales of Available-for-Sale Securities

	For the years ended December 31,
	2014	2013	2012
Fixed maturities, AFS
Sale proceeds	$9,084	$19,190	$23,555
Gross gains [1]	210	1,867	521
Gross losses	(183)	(421)	(270)
Equity securities, AFS
Sale proceeds	$107	$81	$133
Gross gains	9	254	15
Gross losses	(6)	(263)	(5)

[1]	Includes $1.5 billion of gross gains relating to the sales of the Retirement Plans and Individual Life businesses for the year ended December 31, 2013.
Sales of AFS securities in 2014 were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2014, 2013 and 2012.

	For the years ended December 31,
(Before-tax)	2014	2013	2012
Balance, beginning of period	$(410)	$(813)	$(1,319)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(7)	(14)	(27)
Securities previously impaired	(9)	(4)	(15)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	111	403	543
Securities due to an increase in expected cash flows	19	17	5
Securities the Company made the decision to sell or more likely than not will be required to sell	—	1	$—
Balance, end of period	$(296)	$(410)	$(813)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,181	$20	$(30)	$1,171	$—	$1,172	$13	$(56)	$1,129	$(2)
CDOs [2]	1,083	84	(20)	1,148	—	1,392	98	(41)	1,448	—
CMBS	1,797	97	(7)	1,887	(3)	2,275	106	(34)	2,347	(3)
Corporate	14,166	1,685	(109)	15,742	(3)	15,913	1,196	(192)	16,917	(6)
Foreign govt./govt. agencies	576	35	(9)	602	—	1,267	27	(117)	1,177	—
Municipal	935	118	(1)	1,052	—	988	26	(49)	965	—
RMBS	1,805	64	(12)	1,857	—	2,419	60	(48)	2,431	(3)
U.S. Treasuries	1,717	261	(1)	1,977	—	1,762	1	(14)	1,749	—
Total fixed maturities, AFS	23,260	2,364	(189)	25,436	(6)	27,188	1,527	(551)	28,163	(14)
Equity securities, AFS [3]	275	10	(19)	266	—	362	35	(25)	372	—
Total AFS securities	$23,535	$2,374	$(208)	$25,702	$(6)	$27,550	$1,562	$(576)	$28,535	$(14)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2014 and 2013.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

[3]	As of December 31, 2014 excludes equity securities, FVO, with a cost of $250 and fair value of $248 which are included in equity securities, AFS on the Consolidated Balance Sheet.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2014		December 31, 2013
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,031	$1,043	$1,615	$1,639
Over one year through five years	4,902	5,168	5,328	5,535
Over five years through ten years	3,345	3,501	4,319	4,481
Over ten years	8,116	9,661	8,668	9,153
Subtotal	17,394	19,373	19,930	20,808
Mortgage-backed and asset-backed securities	5,866	6,063	7,258	7,355
Total fixed maturities, AFS	$23,260	$25,436	$27,188	$28,163
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government securities as of December 31, 2014. As of December 31, 2013, the Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan, which represents $853 or 10% of stockholder's equity, and 2% of total invested assets. As of December 31, 2014, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were HSBC Holdings PLC, Verizon Communications Inc., and Bank of America Corp. which each comprised less than 1% of total invested assets. As of December 31, 2013, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, JPMorgan Chase & Co. and Goldman Sachs Group Inc., which each comprised less than 3% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2014 were financial services, utilities, and consumer non-cyclical which comprised approximately 9%, 8% and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2013 were utilities, financial services, and commercial real estate which comprised approximately 9%, 8% and 7%, respectively, of total invested assets.
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$368	$367	$(1)	$340	$311	$(29)	$708	$678	$(30)
CDOs [1]	123	122	(1)	771	753	(19)	894	875	(20)
CMBS	109	108	(1)	194	188	(6)	303	296	(7)
Corporate	1,542	1,491	(51)	661	603	(58)	2,203	2,094	(109)
Foreign govt./govt. agencies	145	140	(5)	68	64	(4)	213	204	(9)
Municipal	14	14	—	13	12	(1)	27	26	(1)
RMBS	148	147	(1)	229	218	(11)	377	365	(12)
U.S. Treasuries	184	184	—	18	17	(1)	202	201	(1)
Total fixed maturities, AFS	2,633	2,573	(60)	2,294	2,166	(129)	4,927	4,739	(189)
Equity securities, AFS	81	75	(6)	92	79	(13)	173	154	(19)
Total securities in an unrealized loss position	$2,714	$2,648	$(66)	$2,386	$2,245	$(142)	$5,100	$4,893	$(208)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$288	$286	$(2)	$418	$364	$(54)	$706	$650	$(56)
CDOs [1]	64	63	(1)	1,185	1,144	(40)	1,249	1,207	(41)
CMBS	437	423	(14)	392	372	(20)	829	795	(34)
Corporate [1]	2,449	2,360	(89)	799	696	(103)	3,248	3,056	(192)
Foreign govt./govt. agencies	542	501	(41)	303	227	(76)	845	728	(117)
Municipal	508	475	(33)	99	83	(16)	607	558	(49)
RMBS	922	909	(13)	475	440	(35)	1,397	1,349	(48)
U.S. Treasuries	1,456	1,442	(14)	—	—	—	1,456	1,442	(14)
Total fixed maturities, AFS	6,666	6,459	(207)	3,671	3,326	(344)	10,337	9,785	(551)
Equity securities, AFS	77	73	(4)	135	114	(21)	212	187	(25)
Total securities in an unrealized loss position	$6,743	$6,532	$(211)	$3,806	$3,440	$(365)	$10,549	$9,972	$(576)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).
As of December 31, 2014, AFS securities in an unrealized loss position, comprised of 1,944 securities, primarily related to corporate securities and foreign government and government agencies, which are depressed due to an increase in interest rates and/or wider credit spreads since the securities were purchased. As of December 31, 2014, 94% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2014 was primarily attributable to a decrease in interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity, concentrated in the financial services sector, and structured securities with exposure to commercial and residential real estate and student loans. Corporate securities are primarily depressed because the securities have floating-rate coupons and have long-dated maturities or are perpetual and current credit spreads are wider than when these securities were purchased. For certain commercial and residential real estate securities, current market spreads continue to be wider than spreads at the securities' respective purchase dates, even though credit spreads have continued to tighten over the past five years. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	December 31, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$3,124	$(15)	$3,109	$3,482	$(12)	$3,470

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2014 and 2013, the carrying value of mortgage loans associated with the valuation allowance was $49 and $86, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $53 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets. As of December 31, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	For the years ended December 31,
	2014	2013	2012
Balance as of January 1	$(12)	$(14)	$(23)
(Additions)/Reversals	(4)	(2)	4
Deductions	1	4	5
Balance as of December 31	$(15)	$(12)	$(14)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 57% as of December 31, 2014, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.36x as of December 31, 2014. As of December 31, 2014 and 2013, the Company held no delinquent commercial mortgage loans past due by 90 days or more.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	December 31, 2014		December 31, 2013
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$21	1.14x	$35	1.15x
65% - 80%	452	1.71x	777	1.94x
Less than 65%	2,636	2.49x	2,658	2.34x
Total commercial mortgage loans	$3,109	2.36x	$3,470	2.23x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	December 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$64	2.1%	$79	2.3%
Middle Atlantic	272	8.7%	255	7.3%
Mountain	35	1.1%	40	1.2%
New England	146	4.7%	163	4.7%
Pacific	905	29.1%	1,019	29.4%
South Atlantic	532	17.1%	548	15.8%
West North Central	15	0.5%	17	0.5%
West South Central	125	4.0%	144	4.1%
Other [1]	1,015	32.7%	1,205	34.7%
Total mortgage loans	$3,109	100%	$3,470	100%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$22	0.7%	$93	2.7%
Industrial	989	31.8%	1,182	34.1%
Lodging	26	0.8%	27	0.8%
Multifamily	522	16.8%	576	16.6%
Office	723	23.3%	723	20.8%
Retail	713	22.9%	745	21.5%
Other	114	3.7%	124	3.5%
Total mortgage loans	$3,109	100%	$3,470	100%
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

	December 31, 2014			December 31, 2013
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$—	$—	$—	$12	$13	$—
Investment funds [4]	154	20	138	134	20	119
Limited partnerships and other alternative investments	3	2	1	4	2	2
Total	$157	$22	$139	$150	$35	$121

[1]	Included in other liabilities in the Company’s Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS and short-term investments in the Company’s Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS in the Company's Consolidated Balance Sheets.
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
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of December 31, 2014 and 2013. In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Repurchase Agreements, Dollar Roll Transactions and Other Collateral Transactions
From time to time, the Company enters into repurchase agreements and dollar roll transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions generally have a contractual maturity of ninety days or less and the carrying amounts of these instruments approximates fair value.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

As of December 31, 2014 and 2013, the Company has no outstanding repurchase agreements or dollar roll transactions.
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2014 and 2013 the fair value of securities on deposit was approximately $14 and $13, respectively.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The Company’s maximum exposure to loss as of December 31, 2014 is limited to the total carrying value of $1.3 billion. In addition, the Company has outstanding commitments totaling approximately $220, to fund limited partnership and other alternative investments as of December 31, 2014. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2014, aggregate investment income (losses) from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $72.0 billion and $77.2 billion as of December 31, 2014 and 2013, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $9.0 billion and $10.7 billion as of December 31, 2014 and 2013, respectively. Aggregate net investment income (loss) of the limited partnerships in which the Company invested totaled $3.5 billion, $1.8 billion and $0.9 billion for the periods ended December 31, 2014, 2013 and 2012, respectively. Aggregate net income (loss) of the limited partnerships in which the Company invested totaled $8.7 billion, $7.1 billion, and $6.5 billion for the periods ended December 31, 2014, 2013 and 2012, respectively. As of, and for the period ended, December 31, 2014, the aggregated summarized financial data reflects the latest available financial information.
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
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of these financial statements. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities being hedged closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities, primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

The non-qualifying strategies include:
Interest rate swaps, swaptions, and futures
The Company may use interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2014 and 2013 the notional amount of interest rate swaps in offsetting relationships was $4.5 billion.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan fixed payout annuity hedge
The Company reinsures fixed payout annuity liabilities associated with a GMIB contract issued before HLIKK was sold during 2014. The reinsurance of the fixed payout annuities remains in place. For discussion on the sale of HLIKK, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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
Equity index swaps and options
Beginning in 2014, the Company entered into total return swaps to hedge equity risk of equity common stock investments which are accounted for using fair value option in order to align the accounting treatment with net realized capital gains (losses). The Company also enters into equity index options with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB product is a bifurcated embedded derivative (“GMWB product derivatives”) that has a notional value equal to the GRB. The Company uses reinsurance contracts to transfer a portion of its risk of loss due to GMWB. The reinsurance contracts covering GMWB (“GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
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

	Notional Amount		Fair Value
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Customized swaps	$7,041	$7,839	$124	$74
Equity swaps, options, and futures	3,761	4,237	39	44
Interest rate swaps and futures	3,640	6,615	11	(77)
Total	$14,442	$18,691	$174	$41

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Macro hedge program
The Company utilizes equity options, swaps and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Equity options and swaps	$5,983	$9,934	$141	$139
Foreign currency options	$400	$—	$—	$—
Total	$6,383	$9,934	$141	$139
Coinsurance and modified coinsurance reinsurance contracts
As of December 31, 2014 and 2013 the Company had approximately $1.0 billion and $1.3 billion, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
As of December 31, 2013 coinsurance and modified coinsurance reinsurance contracts included $28.2 billion of notional related to a previous coinsurance agreement which was terminated during 2014. Provisions of this agreement include reinsurance to cede a portion of direct written U.S. GMWB riders, which were accounted for as an embedded derivative, to a former affiliated captive reinsurer. Additional provisions of this agreement cede variable annuity contract GMIB, GMAB and GMWB contracts reinsured by the Company that had been assumed from HLIKK and were accounted for as a free-standing derivative. Effective April 1, 2014 this agreement was terminated. For further information on this transaction, refer to Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty or under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The fair value amounts presented below do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts where the associated gains and losses accrue directly to policyholders are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The tables below exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
Cash flow hedges
Interest rate swaps	$2,242	$3,215	$37	$16	$37	$49	$—	$(33)
Foreign currency swaps	143	143	(19)	(5)	3	2	(22)	(7)
Total cash flow hedges	2,385	3,358	18	11	40	51	(22)	(40)
Fair value hedges
Interest rate swaps	32	1,261	—	(24)	—	2	—	(26)
Total fair value hedges	32	1,261	—	(24)	—	2	—	(26)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,857	4,633	(323)	(368)	385	123	(708)	(491)
Foreign exchange contracts
Foreign currency swaps and forwards	60	118	—	(4)	—	6	—	(10)
Japan fixed payout annuity hedge	1,319	1,571	(427)	(354)	—	—	(427)	(354)
Japanese fixed annuity hedging instruments [1]	—	1,436	—	(6)	—	88	—	(94)
Credit contracts
Credit derivatives that purchase credit protection	276	243	(1)	(4)	4	—	(5)	(4)
Credit derivatives that assume credit risk [2]	946	1,507	7	27	11	28	(4)	(1)
Credit derivatives in offsetting positions	2,175	3,501	(1)	(3)	21	35	(22)	(38)
Equity contracts
Equity index swaps and options	422	131	1	(2)	30	18	(29)	(20)
Variable annuity hedge program
GMWB product derivatives [3]	17,908	21,512	(139)	(36)	—	—	(139)	(36)
GMWB reinsurance contracts	3,659	4,508	56	29	56	29	—	—
GMWB hedging instruments	14,442	18,691	174	41	289	333	(115)	(292)
Macro hedge program	6,383	9,934	141	139	180	178	(39)	(39)
International program hedging instruments [1]	—	57,025	—	(27)	—	649	—	(676)
Other
GMIB, GMAB, and GMWB reinsurance contracts [1]	—	11,999	—	(540)	—	—	—	(540)
Coinsurance and modified coinsurance reinsurance contracts	974	29,423	34	(427)	34	383	—	(810)
Total non-qualifying strategies	53,421	166,232	(478)	(1,535)	1,010	1,870	(1,488)	(3,405)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$55,838	$170,851	$(460)	$(1,548)	$1,050	$1,923	$(1,510)	$(3,471)
Balance Sheet Location
Fixed maturities, available-for-sale	$186	$196	$1	$(1)	$1	$—	$—	$(1)
Other investments	13,588	40,564	339	272	478	721	(139)	(449)
Other liabilities	19,473	62,599	(725)	(827)	481	789	(1,206)	(1,616)
Reinsurance recoverable	4,633	33,931	90	(398)	90	413	—	(811)
Other policyholder funds and benefits payable	17,958	33,561	(165)	(594)	—	—	(165)	(594)
Total derivatives	$55,838	$170,851	$(460)	$(1,548)	$1,050	$1,923	$(1,510)	$(3,471)

[1]
Represents hedge programs formerly associated with the Japan variable and fixed annuity products which were terminated due to the sale of HLIKK during 2014. For further information on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2013 was primarily due to the following:

•
The decrease in notional amount related to the international program hedging instruments resulted from the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK. In addition, the GMIB, GMAB, and GMWB reinsurance contracts were terminated as a result of the recapture of the related risks by HLIKK, which was concurrent with the sale. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements.

•
The decrease in notional amount related to coinsurance and modified coinsurance reinsurance contracts was due to the termination of a certain reinsurance contract, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For further discussion on this transaction, see Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.

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
Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2013 was primarily related to the following:

•
The change in fair value associated with the GMIB, GMAB, and GMWB reinsurance contracts and the international program hedging instruments resulted from the sale of HLIKK and concurrent recapture of the associated risks by HLIKK. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements.

•
The change in fair value related to the coinsurance and modified coinsurance reinsurance contracts was due to the termination of certain reinsurance contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative.  For discussion on this transaction, see Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.

•
The net increase in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates and increased volatility, partially offset by a decline in fair value resulting from policyholder behavior primarily related to increased surrenders.

•
These improvements in fair value were partially offset by a decrease in fair value associated with the fixed payout annuity hedges primarily driven by a decline in U.S. interest rates and by a depreciation of the Japanese yen in relation to the U.S. dollar.

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
As of December 31, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$959	$801	$339	$(181)	$83	$75

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,345)	$(574)	$(722)	$(49)	$(900)	$129
As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,510	$1,290	$272	$(52)	$121	$99

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,063)	$(1,308)	$(825)	$70	$(826)	$71

[1]	Included in other investments in the Company's Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]
Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty. Not included in this amount are embedded derivatives associated with consumer notes of $(3) and $(2) as of December 31, 2014 and December 31, 2013, respectively, which were not eligible for offset in the Company's Consolidated Balance Sheets.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	2014	2013	2012	2014	2013	2012
Interest rate swaps	$34	$(158)	$26	$2	$(2)	$—
Foreign currency swaps	(10)	12	(18)	—	—	—
Total	$24	$(146)	$8	$2	$(2)	$—

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		2014	2013	2012
Interest rate swaps	Net realized capital gains (losses)	$(1)	$70	$85
Interest rate swaps	Net investment income (loss)	50	57	97
Foreign currency swaps	Net realized capital gains (losses)	(13)	4	(4)
Total		$36	$131	$178
As of December 31, 2014, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $33. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the years ended December 31, 2014 and 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the year ended December 31, 2012, the before-tax deferred net gains on derivative instruments reclassified from AOCI to earnings totaled $91 which primarily resulted from the discontinuance of cash flow hedges due to forecasted transactions no longer probable of occurring associated with variable rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2014		2013		2012
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate swaps
Net realized capital gains (losses)	$(2)	$4	$27	$(24)	$(3)	$(3)
Foreign currency swaps
Net realized capital gains (losses)	—	—	1	(1)	(7)	7
Benefits, losses and loss adjustment expenses	—	—	(2)	2	(6)	6
Total	$(2)	$4	$26	$(23)	$(16)	$10

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2014	2013	2012
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(6)	$(5)	$26
Foreign exchange contracts
Foreign currency swaps and forwards	4	4	10
Japan fixed payout annuity hedge [1]	(148)	(268)	(300)
Japanese fixed annuity hedging instruments [2]	22	(207)	(178)
Credit contracts
Credit derivatives that purchase credit protection	(6)	(20)	(19)
Credit derivatives that assume credit risk	10	46	204
Equity contracts
Equity index swaps and options	7	(22)	(31)
Variable annuity hedge program
GMWB product derivatives	(2)	1,306	1,430
GMWB reinsurance contracts	4	(192)	(280)
GMWB hedging instruments	3	(852)	(631)
Macro hedge program	(11)	(234)	(340)
International program hedging instruments	(126)	(963)	(1,145)
Other
GMAB, GMWB, and GMIB reinsurance contracts	579	1,107	1,233
Coinsurance and modified coinsurance reinsurance contracts	395	(1,405)	(1,901)
Derivatives formerly associated with Japan [3]	(2)	—	—
Total [4]	$723	$(1,705)	$(1,922)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $116, $250 and $189 for the years ended December 31, 2014, 2013 and 2012, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(51), $324 and $245 for the years ended December 31, 2014, 2013, and 2012, respectively.

[3]	These amounts relate to the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK.

[4]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

For the year ended December 31, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain on the GMIB, GMAB, and GMWB reinsurance contracts was driven by the sale of HLIKK and concurrent recapture of the associated risks by HLIKK. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements.

•
The net gain on the coinsurance and modified coinsurance reinsurance contracts was primarily due to the termination of a certain reinsurance contract, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination, refer to Note 5 - Reinsurance, and Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.

•	The net losses related to the Japan fixed payout annuity hedge were driven by a decline is U.S. interest rates and a depreciation of the Japanese yen in relation to the U.S. dollar.

•	The net losses related to the international program hedging instruments was primarily driven by an improvement in global equity markets and declines in volatility levels and interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments and Derivatives (continued)

In addition, for the year ended December 31, 2014 the Company recognized gains of $12, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing. For the years ended December 31, 2013 and 2012 there were no recognized gains and gains of $9, respectively, due to derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc.
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

•
The net gain associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a depreciation of the Japanese yen and an improvement in equity markets.

•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.

•	The net loss related to the Japan fixed annuity payout hedge was primarily driven by a depreciation of the Japanese yen in relation to the U.S. dollar.

•	The net loss on the macro hedge program was primarily due to an improvement in domestic equity markets, an increase in interest rates, and a decline in equity volatility.
For the year ended December 31, 2012 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:

•
The net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates largely related to a reduction in the reset assumptions to better align with actual experience, outperformance of underlying actively managed funds compared to their respective indices, and lower equity volatility.

•	The net loss on the macro hedge program was primarily due to the passage of time, an improvement in domestic equity markets, and a decrease in equity volatility.

•
The net gain associated with GMAB, GMWB, and GMIB reinsurance contracts, which are reinsured to an affiliated captive reinsurer, was primarily due to a depreciation of the Japanese yen and an improvement in equity markets.

•
The net loss on the coinsurance and modified coinsurance reinsurance agreement, which is accounted for as a derivative instrument primarily offsets the net gain on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.

•
The net loss related to the Japan fixed annuity payout hedge was primarily driven by a depreciation of the Japanese yen in relation to the U.S. dollar, the strengthening of the currency basis swap spread between the U.S. dollar and the Japanese yen, and a decline in U.S. interest rates.

Refer to Note 11 - Commitments and Contingencies of Notes to Consolidated Financial Statements for additional disclosures regarding contingent credit related features in derivative agreements.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2014 and 2013.
As of December 31, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$212	$3	3 years	Corporate Credit/ Foreign Gov.	A-	$163	$(3)
Below investment grade risk exposure	4	—	1 year	Corporate Credit	CCC	4	—
Basket credit default swaps [4]
Investment grade risk exposure	1,240	14	4 years	Corporate Credit	BBB+	667	(6)
Below investment grade risk exposure	9	(1)	5 years	Corporate Credit	BBB-	—	—
Investment grade risk exposure	344	(4)	5 years	CMBS Credit	AA	179	2
Below investment grade risk exposure	75	(11)	2 years	CMBS Credit	CCC+	75	11
Embedded credit derivatives
Investment grade risk exposure	150	147	2 years	Corporate Credit	A	—	—
Total [5]	$2,034	$148				$1,088	$4

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

[4]
Includes $1.7 billion and $2.3 billion as of December 31, 2014 and 2013, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 3 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2014 and 2013, the Company pledged cash collateral associated with derivative instruments with a fair value of $16 and $290, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $900 and $865, respectively, as of December 31, 2014 and 2013 which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of December 31, 2014 and 2013, the Company accepted cash collateral associated with derivative instruments with a fair value of $33 and $171, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of December 31, 2014 and 2013 of $83 and $121, respectively, of which the Company has the ability to sell or repledge $83 and $117, respectively. As of December 31, 2014 and 2013, the fair value of repledged securities totaled $0 and $39, respectively, and the Company did not sell any securities. In addition, as of December 31, 2014 and 2013, noncash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Reinsurance
The Company cedes insurance to affiliated and unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company's procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to MassMutual and Prudential, respectively. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Concurrently with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. Upon closing, HLIKK became responsible for all liabilities of the recaptured business. HLAI has, however, continued to provide reinsurance for Japan fixed payout annuities of $763 as of December 31, 2014. For further discussion of this transaction, see Note 12 - Transactions with Affiliates of Notes to Consolidated Financial Statements.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $845, $915, and $302 for the years ended December 31, 2014, 2013, and 2012, respectively. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.
The Company also maintains a reinsurance agreement with HLA, whereby the Company cedes both group life and group accident and health risk. Under this treaty, the Company ceded group life premium of $85, $71, and $94 in December 31, 2014, 2013, and 2012, respectively. The Company ceded accident and health premiums to HLA of $365, $152, and $177, respectively.
Until April 1, 2014, HLAI had a modified coinsurance ("modco") and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer. Under this transaction, the Company ceded $5, $31, and $58 in December 31, 2014, 2013, and 2012, respectively. For further information regarding the WRR reinsurance agreement, see Note 12- Transactions with Affiliates of Notes to Consolidated Financial Statements.
Reinsurance Recoverables
The Company's reinsurance recoverables are summarized as follows:

	As of December 31,
Reinsurance Recoverables	2014	2013
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$18,606	$18,969
Other reinsurers	1,447	825
Gross reinsurance recoverables	$20,053	$19,794
As of December 31, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.0 billion, respectively. As of December 31, 2013, the Company has reinsurance recoverables of $9.5 billion from each of these parties. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of December 31, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential is $9.0 billion and $8.6 billion, respectively. As of December 31, 2014, the $1.4 billion of unsecured reinsurance recoverables from Prudential represent approximately 15% of the Company's consolidated stockholder's equity. As of December 31, 2014, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
No allowance for uncollectible reinsurance is required as of December 31, 2014 and 2013. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Reinsurance (continued)

Insurance Revenues
The effect of reinsurance on earned premiums, fee income and other is as follows:

	For the years Ended December 31,
	2014	2013	2012
Gross earned premiums, fee income and other	$3,228	$3,502	$3,739
Reinsurance assumed	74	13	8
Reinsurance ceded	(2,060)	(1,869)	(698)
Net earned premiums, fee income and other	$1,242	$1,646	$3,049

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	For the years ended December 31,
	2014	2013	2012
Balance, beginning of period	$689	$3,072	$3,448
Deferred costs	14	16	329
Amortization — DAC	(110)	(124)	(280)
Amortization — Unlock charge, pre-tax	(96)	(104)	(44)
Amortization — DAC from discontinued operations	—	—	(35)
Amortization — DAC related to business dispositions [1] [2]	—	(2,229)	—
Adjustments to unrealized gains and losses on securities AFS and other	24	58	(346)
Balance, end of period	$521	$689	$3,072

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
Year Ended December 31, 2014
There was no goodwill.
Year Ended December 31, 2013
During the first quarter of 2013, the Company completed the sale of its Retirement Plans business to Mass Mutual and its Individual Life business to Prudential. Accordingly, the carrying value of each reporting unit's goodwill of $87 and $163, respectively, was reduced to $0 and is included in reinsurance loss on disposition in the Company's Consolidated Statement of Operations. For further information on the disposition of the Retirement Plans and Individual Life businesses, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Year Ended December 31, 2012
During the fourth quarter of 2012, the Company wrote off $159 of goodwill associated with the Mutual Funds reporting unit including goodwill of $10 due to the sale of Woodbury Financial Services and $149 of remaining goodwill as a result of the Mutual Funds reorganization. For further discussion of the reorganization of the Mutual Funds business, see Note 16 - Discontinued Operations of Notes to Consolidated Financial Statements.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Changes in the gross GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2014	$849	$1,802
Incurred	173	236
Paid	(110)	—
Unlock	(100)	3
Liability balance as of December 31, 2014	$812	$2,041
Reinsurance recoverable asset, as of January 1, 2014	$533	$1,802
Incurred	98	239
Paid	(85)	—
Unlock	(66)	—
Reinsurance recoverable asset, as of December 31, 2014	$480	$2,041

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2013	$944	$363
Incurred	183	294
Paid	(135)	—
Unlock	(116)	2
Impact of reinsurance transactions (MassMutual and Prudential)	—	1,143
Currency translation adjustment	(27)	—
Liability balance as of December 31, 2013	$849	$1,802
Reinsurance recoverable asset, as of January 1, 2013	$608	$21
Incurred	104	296
Paid	(98)	—
Unlock	(81)	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	1,485
Reinsurance recoverable asset, as of December 31, 2013	$533	$1,802

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

 The following table presents details concerning GMDB exposure as of December 31, 2014:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$17,435	$2,590	$396	70
With 5% rollup [2]	1,451	209	59	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,342	579	83	68
With 5% rollup & EPB	547	115	25	71
Total MAV	23,775	3,493	563
Asset Protection Benefit (APB) [4]	15,183	228	151	68
Lifetime Income Benefit (LIB) – Death Benefit [5]	624	7	7	68
Reset [6] (5-7 years)	3,036	22	22	69
Return of Premium [7] /Other	10,243	57	50	68
Subtotal Variable Annuity with GMDB/GMWB [10]	$52,861	$3,807	$793	69
Less: General Account Value with GMDB/GMWB	4,009
Subtotal Separate Account Liabilities with GMDB	48,852
Separate Account Liabilities without GMDB	85,837
Total Separate Account Liabilities	$134,689

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $8.5 billion of total account value and weighted average attained age of 70 years. There is no NAR or retained NAR related to these contracts.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	December 31, 2014	December 31, 2013
Equity securities (including mutual funds)	$44,786	$52,858
Cash and cash equivalents	4,066	4,605
Total	$48,852	$57,463
As of December 31, 2014 and December 31, 2013, approximately 17% of the equity securities above were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 3 - Fair Value Measurements of Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Debt
Collateralized Advances
The Company became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The CTDOI will permit the Company to pledge up to $1.39 billion in qualifying assets to secure FHLBB advances for 2015. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2014 and 2013, the Company had no advances outstanding under the FHLBB facility.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Tax
Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2014	2013	2012
Income Tax Expense (Benefit)
Current - U.S. Federal	$(339)	$(208)	$139
Deferred - U.S. Federal	523	257	(103)
Total income tax expense	$184	$49	$36
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities.
Deferred tax assets (liabilities) include the following:

	As of December 31,
Deferred Tax Assets	2014	2013
Tax basis deferred policy acquisition costs	$124	$163
Unearned premium reserve and other underwriting related reserves	12	—
Investment-related items [1]	1,094	1,516
Insurance product derivatives	44	742
NOL carryover [1]	1,116	377
Alternative minimum tax credit	246	327
Foreign tax credit carryover	58	44
Other	—	71
Total Deferred Tax Assets	2,694	3,240
Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(585)	(650)
Net unrealized gain on investments	(816)	(403)
Employee benefits	(39)	(52)
Depreciable and amortizable assets	(1)	(25)
Other	(16)	—
Total Deferred Tax Liabilities	(1,457)	(1,130)
Net Deferred Tax Asset	$1,237	$2,110

[1]
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

The Company has a current income tax receivable of $231 as of December 31, 2014 and a current income tax receivable of $80 as of December 31, 2013.
If the Company were to follow a “separate entity” approach, the current tax benefit related to any of the Company’s tax attributes realized by virtue of its inclusion in The Hartford’s consolidated tax return would have been recorded directly to equity rather than income. These benefits were $0, $0 and $18 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company believes it is more likely than not the deferred tax assets will be fully realized. Consequently no valuation allowance has been provided. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Tax (continued)

Net operating loss carryover
As of December 31, 2014 and 2013, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,189 and $1,076, respectively. If unutilized, $7 of the losses expire in 2013 and the remainder from 2026-2029. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
Most of the net operating loss carryover originated from the Company's U.S. annuity business, including from the hedging program. Given the continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses is significantly lessened. Accordingly, given the expected future consolidated group earnings, the Company believes sufficient taxable income will be generated in the future to utilize its net operating loss carryover. Although the Company believes there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
Alternative minimum tax credit and foreign tax credit carryover
As of December 31, 2014 and 2013, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $246 and $327 and foreign tax credit carryover of $58 and $44 respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryover expire from 2018 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2011 is expected to conclude in 2015, with no material impact on the consolidated financial condition or results of operations. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company’s unrecognized tax benefits are settled with the parent consistent with the terms of a tax sharing agreement.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2014	2013	2012
Tax provision at the U.S. federal statutory rate	$301	$196	$186
Dividends received deduction	(109)	(135)	(140)
Foreign-related investments	(8)	(7)	(9)
Other	—	(5)	(1)
Provision for income taxes	$184	$49	$36
11. Commitments and Contingencies
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
Lease Commitments
The rent paid to Hartford Fire Insurance Company ("Hartford Fire") for operating leases was $7, $2 and $17 for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease commitments as of December 31, 2014 are immaterial.
Unfunded Commitments
As of December 31, 2014, the Company has outstanding commitments totaling $314, of which $220 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $91 is related to mortgage loans the Company is expecting to fund in the first half of 2015. The remaining outstanding commitments are related to various funding obligations associated with private placement securities.
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
The Company accounts for guaranty fund and other insurance assessments in accordance with Accounting Standards Codification 405-30, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty funds and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2014 and 2013, the liability balance was $15 and $21, respectively. As of December 31, 2014 and 2013, $27 and $27, respectively, related to premium tax offsets were included in other assets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2014, was $801. Of this $801 the legal entities have posted collateral of $1.0 billion in the normal course of business. In addition, the Company has posted collateral of $41 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2014, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire, Hartford Holdings Inc ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of December 31, 2014 and 2013, the Company had $54 of reserves for claim annuities purchased by affiliated entities. For the years ended December 31, 2014, 2013 and 2012, the Company recorded earned premiums of $3, $8, and $28 for these intercompany claim annuities. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $776 and $805 as of December 31, 2014 and 2013, respectively.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of HLIC’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of December 31, 2014 and 2013, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
The Company and HLAI formerly reinsured certain fixed annuity products and variable annuity product GMDB, GMIB, GMWB and GMAB riders from HLIKK, a former Japanese affiliate that was sold on June 30, 2014 to ORIX Life Insurance Corporation (for further information, see Note 1 - Basis of Presentation and Significant Accounting Policies). As of December 31, 2013, $2.6 billion of fixed annuity account value had been assumed by the Company and HLAI. As of December 31, 2013, the carrying value of the GMIB liability and the GMAB/GMWB liability was $500 and $4 respectively. There was no liability for the assumed GMDB reinsurance and the net amount at risk for the assumed GMDB reinsurance was $200 at December 31, 2013.
Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. This recapture resulted in the Company and HLAI transferring approximately $1.6 billion of assets supporting the recaptured reserves. The Company recognized a loss on this recapture of $213. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. HLAI continues to provide reinsurance for $763 of Japan fixed payout annuities.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Transactions with Affiliates (continued)

Effective April 1, 2014, HLAI, terminated its modco and coinsurance with funds withheld reinsurance agreement with WRR, following receipt of approval from the CTDOI and Vermont Department of Financial Regulation. As a result, the Company reclassified $310 in aggregate reserves for annuity contracts from funds withheld within Other liabilities to Other policyholder funds and benefits payable. The Company recognized a gain of $213 in the year ended December 31, 2014 resulting from the termination of derivatives associated with the reinsurance transaction. On April 30, 2014, The Hartford dissolved WRR which resulted in WRR paying off a $655 surplus note and returning $367 in capital to The Hartford, all of which was contributed as capital to HLAI to support the recaptured risks.
The impact of the modco and coinsurance with funds withheld reinsurance agreement with WRR on the Company’s Consolidated Statements of Operations prior to termination was as follows:

	For the years ended December 31,
	2014	2013	2012
Earned premiums	$(5)	$(31)	$(58)
Net realized losses [1]	(103)	(1,665)	(2,130)
Total revenues	(108)	(1,696)	(2,188)
Benefits, losses and loss adjustment expenses	(1)	(8)	(55)
Insurance operating costs and other expenses	(4)	(1,158)	(1,442)
Total expenses	(5)	(1,166)	(1,497)
Loss before income taxes	(103)	(530)	(691)
Income tax benefit	(36)	(185)	(242)
Net loss	$(67)	$(345)	$(449)

[1]	Amounts represent the change in valuation of the derivative associated with this transaction.
The Company's Consolidated Balance Sheets include a modco reinsurance recoverable and a deposit liability, as well as a net reinsurance recoverable that is comprised of an embedded derivative. The balance of the modco reinsurance recoverable, deposit liability and net reinsurance recoverable were all $0 at December 31, 2014 and $129, $638, $495, respectively, at December 31, 2013.
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
Statutory net income and statutory capital and surplus are as follows:

	For the years ended December 31,
	2014	2013	2012
Combined statutory net income	$132	$1,290	$927
Statutory capital and surplus	$5,564	$5,005	$5,016
Statutory accounting practices do not consolidate the net income (loss) of subsidiaries as performed under U.S. GAAP. The combined statutory net income above represents the total statutory net income of the Company, and its other insurance subsidiaries.
Regulatory Capital Requirements
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital and surplus (referred to collectively as "capital") appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. The RBC ratios for the Company's principal life insurance operating subsidiaries were all in excess of 425% of their Company Action Levels as of December 31, 2014 and 2013. The reporting of RBC ratios is not intended for the purpose of ranking any company, or for use in connection with any marketing, advertising of promotional activities.
Dividends and Capital Contributions
Dividends to the Company from its insurance subsidiaries are restricted, as is the ability of the Company to pay dividends to its parent company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.
The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the State of Connecticut Insurance Department ("CTDOI"). The insurance holding company laws of the other jurisdictions in which the Company’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.
In 2015, the Company’s subsidiaries are permitted to pay up to a maximum of approximately $475 in dividends without prior approval from the applicable insurance commissioner.
In 2015, the Company’s dividend limitation under the holding company laws of Connecticut is $556; however, based on the Company's earned surplus as of December 31, 2014, the Company is only permitted to pay $316 in dividends to its parent without prior approval from the CTDOI.
On January 30, 2015, the Company paid extraordinary dividend of approximately $500, based on approval from the CTDOI. As a result of this dividend, the Company has no ordinary dividend capacity for the remainder of 2015.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Statutory Results (continued)

Year Ended December 31, 2014
On January 30, 2014, The Company received approval from the CTDOI for HLAI and HLIC to dividend approximately $800 of cash and invested assets to HLA and this dividend was paid on February 27, 2014.   All of the issued and outstanding equity of the Company was then distributed from HLA to Hartford Life, Inc ("HLI"). On April 30, 2014, The Hartford contributed capital of approximately $1.0 billion to HLAI in connection with the dissolution of WRR. For further discussion of transactions with WRR, see Note 12 - Transactions with Affiliates. On July 8, 2014, The Hartford received approval from the CTDOI for HLAI to dividend approximately $500 to HLIC. This dividend was paid on July 15, 2014 and then distributed to HLI.
Year Ended December 31, 2013
On February 5, 2013, the Company received approval from the CTDOI to receive an extraordinary dividend of approximately $1.1 billion from its Connecticut domiciled life insurance subsidiaries, and to pay an extraordinary dividend of approximately $1.2 billion to its parent company. These dividends were received and paid on February 22, 2013.
14. Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans
Hartford Life's employees are included in The Hartford's non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. In addition, substantially all U.S. employees are eligible to participate in The Hartford Investment and Savings Plan. Employee benefit expenses allocated by The Hartford to the Company, and the cost to Hartford Life for the investment and savings plan are not material to the Company's Consolidated Statements of Operations.
15. Stock Compensation Plans
The Company is included in the Hartford's stock-based compensation plans and has been allocated compensation expense of $18, $11 and $32 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s income tax benefit recognized for stock-based compensation plans was $6, $4 and $11 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company did not capitalize the cost of stock-based compensation.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Discontinued Operations
On December 12, 2013, the Company completed the sale of HLIL, an indirect wholly-owned subsidiary of the Company. For further information regarding the sale of HLIL, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
On December 10, 2012, HLA received regulatory approval to reorganize its Mutual Funds business for the purpose of streamlining the business by consolidating the entities that provide services to the Mutual Funds business under a subsidiary of HLI, thereby separating its Mutual Funds business from its insurance business. Following the reorganization, the Company no longer has any significant continuing involvement in HLI's Mutual Funds business.
The Company does not expect these transactions to have a material impact on the Company’s future earnings. The results of operations reflected as discontinued operations in the Consolidated Statements of Operations, consisting of amounts related to HLIL and the Company's Mutual Funds business, are as follows:

	For the years ended December 31,
	2013	2012
Revenues
Earned Premiums	$(23)	$—
Fee income and other	14	563
Net investment income
Securities available-for-sale and other	(3)	10
Equity securities, trading	139	201
Total net investment income	136	211
Net realized capital gains (losses)	(14)	68
Total revenues	113	842
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2	—
Benefits, losses and loss adjustment expenses - returns credited on international variable annuity	139	201
Amortization of DAC	—	35
Insurance operating costs and other expenses	(33)	410
Goodwill impairment	—	149
Total benefits, losses and expenses	108	795
Income before income taxes	5	47
Income tax benefit	(5)	(14)
Income from operations of discontinued operations, net of tax	10	61
Net realized capital losses on disposal, net of tax	(51)	—
Income (loss) from discontinued operations, net of tax	$(41)	$61

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Restructuring and Other Costs
As a result of a strategic business realignment announced in 2012, The Hartford is currently focusing on its Property & Casualty, Group Benefits and Mutual Funds businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 6 months. For further discussion of the Company's strategic business realignment and related business disposition transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through December 31, 2013. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to December 31, 2014, and asset impairment charges, if any, will be expensed as appropriate.
In 2013, The Hartford initiated a plan to consolidate its real estate operations, including the intention to exit certain facilities and relocate employees. The consolidation of real estate is consistent with The Hartford's strategic business realignment and follows the completion of sales of the Retirement Plans and Individual Life businesses. Asset related charges will be incurred over the remaining estimated useful life of facilities, and relocation and other maintenance charges will be recognized as incurred.
Restructuring and other costs are expected to approximate $164, pre-tax. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Restructuring and other costs, pre-tax incurred by the Company in connection with these activities are as follows:

	For the years ended December 31,
	2014	2013	2012
Severance benefits and related costs	$8	$7	$93
Professional fees	—	15	23
Asset impairment charges	9	5	4
Total restructuring and other costs	$17	$27	$120
The tables below provide roll-forwards for accrued restructuring and other costs included in other liabilities in the Consolidated Balance Sheets.

	For the year ended December 31, 2014
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$1	$—	$—	$1
Accruals/provisions	8	—	9	17
Payments/write-offs	(5)	—	(9)	(14)
Balance, end of period	$4	$—	$—	$4

	For the year ended December 31, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset Impairment Charges	Total Restructuring and Other Costs
Balance, beginning of period	$31	$—	$—	$31
Accruals/provisions	7	15	5	27
Payments/write-offs	(37)	(15)	(5)	(57)
Balance, end of period	$1	$—	$—	$1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Changes in and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI, net of tax and DAC, by component consist of the following:
For the year ended December 31, 2014

	Net Unrealized Gain on Securities	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$495	$79	$—	$574
OCI before reclassifications	660	14	(3)	671
Amounts reclassified from AOCI	(1)	(23)	—	(24)
Net OCI	659	(9)	(3)	647
Ending balance	$1,154	$70	$(3)	$1,221
For the year ended December 31, 2013

	Net Unrealized Gain on Securities	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$1,752	$258	$(23)	$1,987
OCI before reclassifications	(352)	(94)	23	(423)
Amounts reclassified from AOCI	(905)	(85)	—	(990)
Net OCI	(1,257)	(179)	23	(1,413)
Ending balance	$495	$79	$—	$574
For the year ended December 31, 2012

	Net Unrealized Gain on Securities	Net Gain (Loss) on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$632	$368	$(47)	$953
OCI before reclassifications	1,084	6	24	1,114
Amounts reclassified from AOCI	36	(116)	—	(80)
Net OCI	1,120	(110)	24	1,034
Ending balance	$1,752	$258	$(23)	$1,987

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	Affected Line Item in the Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$1	$1,392	$(55)	Net realized capital gains (losses)
	1	1,392	(55)	Total before tax
	—	487	(19)	Income tax expense
	$1	$905	$(36)	Net income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps [2]	$(1)	$70	$85	Net realized capital gains (losses)
Interest rate swaps	50	57	97	Net investment income
Foreign currency swaps	(13)	4	(4)	Net realized capital gains (losses)
	36	131	178	Total before tax
	13	46	62	Income tax expense
	$23	$85	$116	Net income
Total amounts reclassified from AOCI	$24	$990	$80	Net income

[1]	The December 31, 2013 amounts includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.

[2]	The December 31, 2013 amounts includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.
19. Quarterly Results (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Total revenues	$495	$2,267	$1,396	$229	$789	$804	$682	$355
Total benefits, losses and expenses	451	1,754	826	271	699	550	525	519
Income (loss) from continuing operations, net of tax	57	367	399	11	91	202	130	(68)
Income (loss) from discontinued operations, net of tax	—	19	—	(46)	—	(1)	—	(13)
Net income (loss)	57	386	399	(35)	91	201	130	(81)
Less: Net income (loss) attributable to the noncontrolling interest	1	6	(1)	—	3	—	(2)	—
Net income (loss) attributable to Hartford Life Insurance Company	$56	$380	$400	$(35)	$88	$201	$132	$(81)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN AFFILIATES
($ in millions)

	As of December 31, 2014
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$3,068	$3,393	$3,393
States, municipalities and political subdivisions	935	1,052	1,052
Foreign governments	576	602	602
Public utilities	2,461	2,803	2,803
All other corporate bonds	11,705	12,939	12,939
All other mortgage-backed and asset-backed securities	4,515	4,647	4,647
Total fixed maturities, available-for-sale	23,260	25,436	25,436
Fixed maturities, at fair value using fair value option	266	280	280
Total fixed maturities	23,526	25,716	25,716
Equity securities
Common stocks
Industrial, miscellaneous and all other	449	434	434
Non-redeemable preferred stocks	76	80	80
Total equity securities, available-for-sale	525	514	514
Mortgage loans	3,109	3,280	3,109
Policy loans	1,430	1,430	1,430
Investments in partnerships and trusts	1,309	1,309	1,309
Futures, options and miscellaneous	735	442	442
Short-term investments	2,162	2,162	2,162
Total investments	$32,796	$34,853	$34,682

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2014
Life insurance in force	$327,772	$255,185	$797	$73,384	1%
Insurance revenues
Life insurance and annuities	$2,979	$1,691	$74	$1,362	5%
Accident and health insurance	249	369	—	(120)	—%
Total insurance revenues	$3,228	$2,060	$74	$1,242	5%
For the year ended December 31, 2013
Life insurance in force	$318,652	$241,684	$815	$77,783	1%
Insurance revenues
Life insurance and annuities	$3,238	$1,714	$13	$1,537	1%
Accident and health insurance	264	155	—	109	—%
Total insurance revenues	$3,502	$1,869	$13	$1,646	1%
For the year ended December 31, 2012
Life insurance in force	$355,164	$151,982	$781	$203,963	—%
Insurance revenues
Life insurance and annuities	$3,441	$517	$8	$2,932	—%
Accident and health insurance	298	181	—	117	—%
Total insurance revenues	$3,739	$698	$8	$3,049	—%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/Payments/Other	Balance December 31,
2014
Valuation allowance on deferred tax asset	$—	$—	$—	$—	$—
Valuation allowance on mortgage loans	12	4	—	(1)	15
2013
Valuation allowance on deferred tax asset	53	—	—	(53)	—
Valuation allowance on mortgage loans	14	2	—	(4)	12
2012
Valuation allowance on deferred tax asset	78	(25)	—	—	53
Valuation allowance on mortgage loans	23	(4)	—	(5)	14

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Date: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brion S. Johnson	President	February 27, 2015
Brion S. Johnson

/s/ Peter F. Sannizzaro	Senior Vice President and Principal Accounting Officer	February 27, 2015
Peter F. Sannizzaro

/s/ Mark Niland	Senior Vice President and Director	February 27, 2015
Mark Niland

II-1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

3.02
Amended and Restated By-Laws of Hartford Life Insurance Company, effective March 15, 2013, (incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarterly period ended March 31, 2013

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

12.01	Computation of Ratio of Earnings to Fixed Charges*

23.01	Consent of Deloitte & Touche LLP*

31.01	Certification of Brion S. Johnson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Peter F. Sannizzaro, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Brion S. Johnson, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.02	Certification of Peter F. Sannizzaro, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with the Securities and Exchange Commission as an exhibit to this report.

II-2