Form 10-Q
period 2015-03-31
HARTFORD LIFE INSURANCE CO
filed 2015-04-30
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 30, 2015, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2014 Form 10-K Annual Report. These important risks and uncertainties include:

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

•	financial risk related to the continued reinvestment of our investment portfolios and performance of our hedge program for our runoff annuity block;

•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, commodities prices, and implied volatility levels, as well as continuing uncertainty in key sectors such as the global real estate market;

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

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;

•	the potential for further acceleration of deferred policy acquisition cost amortization;

•	the potential for valuation allowances against deferred tax assets;

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

•
the potential for losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect us against losses;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of March 31, 2015, and the related condensed consolidated statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 30, 2015

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,

(In millions)	2015	2014
	(Unaudited)
Revenues
Fee income and other	$275	$317
Earned premiums	23	(123)
Net investment income	379	407
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(6)	(8)
OTTI losses recognized in other comprehensive income	—	1
Net OTTI losses recognized in earnings	(6)	(7)
Other net realized capital losses	(3)	(99)
Total net realized capital losses	(9)	(106)
Total revenues	668	495
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	330	254
Amortization of deferred policy acquisition costs	19	32
Insurance operating costs and other expenses	134	166
Dividends to policyholders	—	(1)
Total benefits, losses and expenses	483	451
Income before income taxes	185	44
Income tax expense (benefit)	40	(13)
Net income	145	57
Net income attributable to noncontrolling interest	—	1
Net income attributable to Hartford Life Insurance Company	$145	$56
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,

(In millions)	2015	2014
	(Unaudited)
Comprehensive Income
Net income	$145	$57
Other comprehensive income (loss):
Change in net unrealized gain on securities	103	315
Change in net gain on cash flow hedging instruments	10	(2)
Change in foreign currency translation adjustments	—	(1)
Total other comprehensive income	113	312
Total comprehensive income	258	369
Less: comprehensive income attributable to noncontrolling interest	—	1
Total comprehensive income attributable to Hartford Life Insurance Company	$258	$368
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,764 and $23,260)	$26,192	$25,436
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $90 and $139)	231	280
Equity securities, available-for-sale, at fair value (cost of $372 and $525) (includes equity securities, at fair value using the fair value option, of $151 and $248)	367	514
Mortgage loans (net of allowance for loan losses of $19 and $15)	3,123	3,109
Policy loans, at outstanding balance	1,451	1,430
Limited partnerships, and other alternative investments (includes variable interest entity assets of $2 and $3)	1,245	1,309
Other investments	478	442
Short-term investments (includes variable interest entity assets of $7 and $15)	1,384	2,162
Total investments	34,471	34,682
Cash	293	258
Premiums receivable and agents’ balances	28	27
Reinsurance recoverables	19,910	20,053
Deferred policy acquisition costs	482	521
Deferred income taxes, net	1,158	1,237
Other assets	670	308
Separate account assets	135,790	134,689
Total assets	$192,802	$191,775
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$13,784	$13,624
Other policyholder funds and benefits payable	31,568	31,994
Other liabilities (including variable interest entity liabilities of $12 and $22)	2,610	2,177
Separate account liabilities	135,790	134,689
Total liabilities	183,752	182,484
Commitments and Contingencies (Note 6)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	6,189	6,688
Accumulated other comprehensive income, net of tax	1,334	1,221
Retained earnings	1,521	1,376
Total stockholder's equity	9,050	9,291
Total liabilities and stockholder's equity	$192,802	$191,775
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interest	Total Stockholder's Equity
	(Unaudited)
Three Months Ended March 31, 2015
Balance, beginning of period	$6	$6,688	$1,221	$1,376	$—	$9,291
Capital contributions to parent	—	(499)	—	—	—	(499)
Net income	—	—	—	145	—	145
Total other comprehensive income	—	—	113	—	—	113
Balance, end of period	$6	$6,189	$1,334	$1,521	$—	$9,050

Three Months Ended March 31, 2014
Balance, beginning of period	$6	$6,959	$574	$700	$—	$8,239
Capital contributions to parent	—	(795)	—	—	—	(795)
Net income	—	—	—	56	1	57
Change in noncontrolling interest ownership	—	—	—	—	(1)	(1)
Total other comprehensive income	—	—	312	—	—	312
Balance, end of period	$6	$6,164	$886	$756	$—	$7,812

See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2015	2014
	(Unaudited)
Operating Activities
Net income	$145	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	19	32
Additions to deferred policy acquisition costs	(1)	(5)
Net realized capital losses	9	106
Depreciation and amortization	5	3
Other operating activities, net	(13)	49
Change in assets and liabilities:
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	81	62
Decrease (increase) in reinsurance recoverables	1	(114)
Decrease (increase) in receivables and other assets	(160)	78
Increase in payables and accruals	25	592
Decrease in accrued and deferred income taxes	35	21
Net cash provided by operating activities	146	881
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	3,277	3,115
Fixed maturities, fair value option	10	55
Equity securities, available-for-sale	278	43
Mortgage loans	77	62
Partnerships	110	25
Payments for the purchase of:
Fixed maturities, available-for-sale	(3,751)	(2,425)
Fixed maturities, fair value option	(4)	(167)
Equity securities, available-for-sale	(161)	(8)
Mortgage loans	(48)	(34)
Partnerships	(29)	(16)
Net sales of derivatives	3	74
Net increase (decrease) in policy loans	(24)	9
Net sales of (payments for) short-term investments	827	(159)
Other investing activities, net	(1)	(2)
Net cash provided by investing activities	564	572
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,196	933
Withdrawals and other deductions from investment and universal life-type contracts	(4,669)	(5,008)
Net transfers from separate accounts related to investment and universal life-type contracts	3,175	3,569
Net proceeds from securities loaned or sold under agreements to repurchase	124	—
Capital contributions to parent	(499)	(795)
Net repayments at maturity or settlement of consumer notes	(2)	(6)
Net cash used for financing activities	(675)	(1,307)
Foreign exchange rate effect on cash	—	7
Net increase in cash	35	153
Cash — beginning of period	258	446
Cash — end of period	$293	$599
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$—	$38
Noncash return of capital	—	(2)

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
On June 30, 2014, HLI completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK") to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company. Upon closing HLIKK recaptured certain risks reinsured to the Company and Hartford Life and Annuity Insurance Company ("HLAI"), a wholly owned subsidiary of the Company, by terminating intercompany agreements. The Buyer is responsible for all liabilities related to the recaptured business. However, HLAI has continued to provide reinsurance for Japan fixed payout annuities of approximately $770 as of March 31, 2015. For further discussion of this transaction see Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Effective April 1, 2014, The Company terminated its modco and coinsurance with funds withheld reinsurance agreement with White River Life Reinsurance ("WRR"), following receipt of approval from the State of Connecticut Insurance Department ("CTDOI") and Vermont Department of Financial Regulation. On April 30, 2014 The Hartford dissolved WRR. For further discussion of this transaction, see Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
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
On January 30, 2015, the Company paid an extraordinary dividend of approximately $500, based on approval from the CTDOI. As a result of this dividend, the Company has no ordinary dividend capacity for the remainder of 2015. The Company anticipates paying an additional $500 in extraordinary dividends during 2015.
The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to Massachusetts Mutual Life Insurance Company ("MassMutual") and The Prudential Insurance Company of America ("Prudential"), respectively. Reinsurance recoverables due from MassMutual and Prudential are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of March 31, 2015, $1.1 billion of unsecured reinsurance recoverables from Prudential represent approximately 13% of the Company's consolidated stockholder's equity. As of March 31, 2015, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2014 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2014 Form 10-K Annual Report.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of HLIC, companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but is not required to consolidate are reported using the equity method. For further discussions on VIEs, see Note 3 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. All intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements

Financial instruments carried at fair value in the Company's Condensed Consolidated Financial Statements include: fixed maturity and equity securities, available-for-sale ("AFS"); fixed maturities at fair value using the fair value option ("FVO"); equity securities, FVO; short-term investments; freestanding and embedded derivatives; separate account assets and certain other liabilities.
The following section applies to the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $72 and $1.1 billion for the three months ended March 31, 2015 and March 31, 2014, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three months ended March 31, 2015 and 2014 there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,294	$—	$1,198	$96
CDOs	1,254	—	892	362
CMBS	2,118	—	1,999	119
Corporate	15,878	—	15,208	670
Foreign government/government agencies	364	—	347	17
Municipal	1,126	—	1,074	52
RMBS	1,779	—	1,105	674
U.S. Treasuries	2,379	182	2,197	—
Total fixed maturities	26,192	182	24,020	1,990
Fixed maturities, FVO	231	—	159	72
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	367	272	47	48
Derivative assets
Credit derivatives	1	—	1	—
Commodity derivatives	5	—	5	—
Equity derivatives	2	—	—	2
Foreign exchange derivatives	3	—	3	—
Interest rate derivatives	88	—	88	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	142	—	47	95
Macro hedge program	135	—	—	135
Total derivative assets [2]	376	—	144	232
Short-term investments	1,384	217	1,167	—
Reinsurance recoverable for GMWB	65	—	—	65
Modified coinsurance reinsurance contracts	22	—	22	—
Separate account assets [3]	131,074	89,858	40,614	602
Total assets accounted for at fair value on a recurring basis	$159,722	$90,540	$66,173	$3,009
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(176)	$—	$—	$(176)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(202)	—	—	(202)
Derivative liabilities
Credit derivatives	1	—	7	(6)
Commodity derivatives	1	—	1	—
Equity derivatives	28	—	25	3
Foreign exchange derivatives	(468)	—	(468)	—
Interest rate derivatives	(344)	—	(314)	(30)
GMWB hedging instruments	39	—	(25)	64
Macro hedge program	52	—	—	52
Total derivative liabilities [4]	(691)	—	(774)	83
Consumer notes [5]	(3)	—	—	(3)
Total liabilities accounted for at fair value on a recurring basis	$(896)	$—	$(774)	$(122)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,171	$—	$1,089	$82
CDOs	1,148	—	788	360
CMBS	1,887	—	1,768	119
Corporate	15,742	—	15,096	646
Foreign government/government agencies	602	—	572	30
Municipal	1,052	—	998	54
RMBS	1,857	—	1,123	734
U.S. Treasuries	1,977	72	1,905	—
Total fixed maturities	25,436	72	23,339	2,025
Fixed maturities, FVO	280	—	196	84
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	514	411	55	48
Derivative assets
Credit derivatives	3	—	5	(2)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	(1)	—	(1)	—
Interest rate derivatives	123	—	123	—
GMWB hedging instruments	119	—	5	114
Macro hedge program	93	—	—	93
Total derivative assets [2]	339	—	132	207
Short-term investments	2,162	199	1,963	—
Reinsurance recoverable for GMWB	56	—	—	56
Modified coinsurance reinsurance contracts	34	—	34	—
Separate account assets [3]	132,198	91,524	40,096	578
Total assets accounted for at fair value on a recurring basis	$161,030	$92,217	$65,815	$2,998
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(139)	$—	$—	$(139)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(165)	—	—	(165)
Derivative liabilities
Credit derivatives	—	—	1	(1)
Equity derivatives	28	—	25	3
Foreign exchange derivatives	(444)	—	(444)	—
Interest rate derivatives	(409)	—	(382)	(27)
GMWB hedging instruments	55	—	(1)	56
Macro hedge program	48	—	—	48
Total derivative liabilities [4]	(722)	—	(801)	79
Consumer notes [5]	(3)	—	—	(3)
Total liabilities accounted for at fair value on a recurring basis	$(890)	$—	$(801)	$(89)

[1]	Included in other investments on the Condensed Consolidated Balance Sheets.

[2]
Includes over-the-counter ("OTC") and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of March 31, 2015 and December 31, 2014, $330 and $399, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the preceding table. See the following footnote 4 for derivative liabilities.

[3]	As of March 31, 2015 and December 31, 2014, excludes approximately $4.7 billion and $2.5 billion, respectively, of investment sales receivable that are not subject to fair value accounting.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative fair market value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. In the following Level 3 roll-forward table in this Note 2, the derivative assets and liabilities are referred to as “freestanding derivatives” and are presented on a net basis.

[5]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity-linked notes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Determination of Fair Values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion, reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and liabilities based on quoted market prices where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the preceding tables.
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Investment Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the Valuation Committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include various investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.
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
Fixed Maturities, AFS; Fixed Maturities, FVO; Equity Securities, AFS; Equity Securities, FVO; and Short-term Investments
The fair value of AFS and FVO securities, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering the following primary sources of information: quoted prices for identical assets or liabilities, third-party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, and the remaining unpriced securities are submitted to independent brokers for prices, or priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds, and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon the preceding outlined available market observable information. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
Private placement securities are priced using a pricing matrix to determine the credit spreads that are used to discount the expected future cash flows for securities for which the Company is unable to obtain a price from a third-party pricing service. Credit spreads are developed each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers. The appropriate credit spreads determined through this survey approach are based upon the issuer’s financial strength and term to maturity, utilizing an independent public security index and trade information and adjusting for the non-public nature of the securities.

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
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3% for fixed maturities and 5% for equity securities and trade prices that differ over 3% from the current day's price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs for OTC derivatives, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2015 and December 31, 2014, 95% and 95%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Valuation Techniques and Inputs for Investments
Generally, the Company determines the estimated fair value of its AFS and FVO securities, equity securities, trading, and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, exchange-traded equity securities, short-term investments, and exchange traded futures and option contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
For most of the Company’s debt securities, the following inputs are typically used in the Company’s pricing methods: reported trades, benchmark yields, bids and/or estimated cash flows. For securities, except U.S. Treasuries, inputs also include issuer spreads which may consider credit default swaps. Derivative instruments are valued using mid-market inputs that are predominantly observable in the market.
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is included in the following discussion:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets, as well as derivative instruments.

•
ABS, CDOs, CMBS and RMBS – Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for ABS and RMBS, estimated prepayment rates.

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies—Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging market economies.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Commodity derivatives – Primary input is the underlying commodity price curves.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by sub-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in the preceding noted Level 2 measurements, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including certain municipal securities, foreign government/government agencies, and bank loans. Primary inputs for these long-dated securities are consistent with the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are below investment grade private placements, as well as certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements; but also include equity and interest rate volatility and swap yield curves beyond observable limits.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Value
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value. The tables exclude securities such as ABS and CRE CDOs for which fair values are predominately based on broker quotations.

	As of March 31, 2015
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$119	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	43bps	2,474bps	258bps	Decrease
Corporate [3]	359	Discounted cash flows	Spread	120bps	1,652bps	308bps	Decrease
Municipal [3]	33	Discounted cash flows	Spread	214bps	214bps	214bps	Decrease
RMBS	674	Discounted cash flows	Spread	24bps	1,693bps	148bps	Decrease
			Constant prepayment rate	—%	8%	3%	Decrease [4]
			Constant default rate	1%	14%	6%	Decrease
			Loss severity	50%	100%	80%	Decrease
	As of December 31, 2014
CMBS	$119	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	46bps	2,475bps	284bps	Decrease
Corporate [3]	324	Discounted cash flows	Spread	123bps	765bps	267bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	212bps	212bps	212bps	Decrease
RMBS	734	Discounted cash flows	Spread	23bps	1,904bps	141bps	Decrease
			Constant prepayment rate	—%	7%	3%	Decrease [4]
			Constant default rate	1%	14%	7%	Decrease
			Loss severity	—%	100%	78%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the preceding table.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of March 31, 2015
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate swaps	$(30)	Discounted cash flows	Swap curve beyond 30 years	2%	2%	Decrease
GMWB hedging instruments
Equity options	15	Option model	Equity volatility	23%	38%	Increase
Customized swaps	144	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program [2]
Equity options	187	Option model	Equity volatility	16%	30%	Increase
	As of December 31, 2014
Interest rate derivative
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	2	Option Model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	46	Option model	Equity volatility	22%	34%	Increase
Customized swaps	124	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	141	Option model	Equity volatility	27%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, March 31, 2015, no significant adjustments were made by the Company to broker prices received.
Product Derivatives
The Company formerly offered and subsequently reinsured certain variable annuity products with U.S. GMWB riders. Also, through reinsurance from HLIKK, the Company formerly assumed GMWB, guaranteed minimum income benefit ("GMIB") and guaranteed minimum accumulation benefit ("GMAB").  Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

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
Effective April 1, 2014, HLAI, terminated its reinsurance agreement with an affiliated captive reinsurer and recaptured all reinsurance risks. For further information regarding this reinsurance agreement, see Note 7 -Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
GMWB Reinsurance Derivative
The Company has reinsurance arrangements in place to transfer a portion of its risk of loss due to GMWB. These arrangements are recognized as derivatives and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreements are reported in net realized capital gains and losses.
The fair value of the GMWB reinsurance derivative is calculated as an aggregation of the components described in the following Living Benefits Required to be Fair Valued discussion and is modeled using significant unobservable policyholder behavior inputs, identical to those used in calculating the underlying liability, such as lapses, fund selection, resets and withdrawal utilization and risk margins.
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Living benefits required to be fair valued include guaranteed withdrawal benefits. Fair values for GMWBs classified as embedded derivatives are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of these GMWBs and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claims Costs calculated based on actuarial and capital market assumptions related to projected cash flows over the lives of the contracts; Credit Standing Adjustment; and Margins representing an amount that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described in the following discussion is unobservable in the marketplace and requires subjectivity by the Company in determining its value. Oversight of the Company’s valuation policies and processes for product and GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company’s valuation model as well as associated controls.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Best Estimate
Claim Payments
The Best Estimate Claims Payments are calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process is used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables. These variables include expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates, and assumptions about policyholder behavior which emerge over time.
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s annual comprehensive study to refine its estimate of future gross profits.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three months ended March 31, 2015 and 2014, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains of $0 and $38, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder behavior assumption updates for the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014 the behavior risk margin was $69 and $74, respectively.
In addition to the non-market-based updates described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of $10 and $4 for the three months ended March 31, 2015 and 2014, respectively.

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

Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	10%	40%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three months ended March 31, 2015 and 2014, for financial instruments classified as Level 3.
For the three months ended March 31, 2015

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2015	$82	$360	$119	$646	$30	$54	$734	$2,025	$84
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	(1)	—	(2)	—	—	(1)	(4)	(4)
Included in OCI [3]	—	15	(2)	(16)	—	(2)	—	(5)	—
Purchases	13	—	12	1	1	—	11	38	4
Settlements	—	(6)	(6)	2	(1)	—	(29)	(40)	1
Sales	—	—	—	(3)	(13)	—	(22)	(38)	(4)
Transfers into Level 3 [4]	1	—	4	58	—	—	—	63	—
Transfers out of Level 3 [4]	—	(6)	(8)	(16)	—	—	(19)	(49)	(9)
Fair value as of March 31, 2015	$96	$362	$119	$670	$17	$52	$674	$1,990	$72
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$—	$(1)	$—	$(1)	$—	$—	$(1)	$(3)	$1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2015	$48	$(3)	$5	$(27)	$170	$141	$286
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	3	11	(3)	9	(1)	19
Included in OCI [3]	(2)	—	—	—	—	—	—
Purchases	2	(6)	—	—	—	47	41
Settlements	—	—	(11)	—	(20)	—	(31)
Fair value as of March 31, 2015	$48	$(6)	$5	$(30)	$159	$187	$315
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$—	$3	$1	$(5)	$16	$3	$18

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$56	$578
Total realized/unrealized gains (losses)
Included in net income [1] [2]	7	—
Purchases	—	38
Settlements	2	(5)
Sales	—	(6)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	(4)
Fair value as of March 31, 2015	$65	$602
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$7	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(19)	—	(19)	—
Settlements	(18)	—	(18)	—
Fair value as of March 31, 2015	$(176)	$(26)	$(202)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$(19)	$—	$(19)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

For the three months ended March 31, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$108	$428	$360	$790	$38	$49	$798	$2,571	$178
Total realized/unrealized gains (losses)
Included in net income [1], [2]	—	—	8	(4)	(1)	—	(1)	2	9
Included in OCI [3]	2	—	(6)	18	3	2	9	28	—
Purchases	—	—	1	24	—	—	87	112	5
Settlements	—	(11)	(25)	2	(2)	—	(31)	(67)	(1)
Sales	(3)	(9)	(22)	(34)	(8)	—	(47)	(123)	(1)
Transfers into Level 3 [4]	—	48	—	30	—	—	—	78	—
Transfers out of Level 3 [4]	(72)	(7)	(7)	(58)	—	—	(8)	(152)	—
Fair value as of March 31, 2014	$35	$449	$309	$768	$30	$51	$807	$2,449	$190
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$—	$—	$1	$(6)	$(1)	$—	$—	$(6)	$9

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2014	$51	$2	$2	$(24)	$146	$139	$(61)	$204
Total realized/unrealized gains (losses)
Included in net income [1], [2]	(1)	(1)	—	—	(34)	(10)	12	(33)
Included in OCI [3]	2	—	—	—	—	—	—	—
Purchases	—	—	—	—	5	4	9	18
Settlements	—	—	—	—	6	—	—	6
Transfers out of Level 3 [4]	—	—	—	24	—	—	—	24
Fair value as of March 31, 2014	$52	$1	$2	$—	$123	$133	$(40)	$219
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$(1)	$(1)	$—	$(1)	$(50)	$(10)	$17	$(45)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB [6]	Separate Accounts
Fair value as of January 1, 2014	$(465)	$737
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(107)	5
Purchases	—	130
Settlements	63	(1)
Sales	—	(86)
Transfers into Level 3 [4]	—	3
Transfers out of Level 3 [4]	—	(26)
Fair value as of March 31, 2014	$(509)	$762
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$(107)	$5

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Withdrawal Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(576)	$(18)	$(594)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	74	(1)	73	—
Settlements	(34)	—	(34)	—
Fair value as of March 31, 2014	$(536)	$(19)	$(555)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$74	$(1)	$73	$—

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

[6]
Includes fair value of reinsurance recoverables of approximately $539 as of March 31, 2014 related to a transaction entered into with an affiliated captive reinsurer. See Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements for more information.

[7]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Option
The Company elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
FVO investments also include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate, for which the company has elected the fair value option.
The Company also classifies the underlying fixed maturities held in certain consolidated investment funds within the Fixed Maturities, FVO line on the Condensed Consolidated Balance Sheets. The Company reports consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2015	2014
Assets
Fixed maturities, FVO
Corporate	$3	$1
CRE CDOs	1	9
Foreign government	—	9
RMBS	1	1
Total realized capital gains	$5	$20
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	March 31, 2015	December 31, 2014
Assets
Fixed maturities, FVO
ABS	$4	$13
Corporate	72	96
CDO	69	67
CMBS	7	15
Foreign government	1	3
Municipals	1	2
RMBS	76	82
U.S. Government	1	2
Total fixed maturities, FVO	$231	$280
Equity, FVO [1]	$151	$248

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value and not included in the preceding fair value discussion.

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	1,451	1,451	1,430	1,430
Mortgage loans	Level 3	3,123	3,284	3,109	3,280
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	6,840	7,067	7,134	7,353
Consumer notes [2]	Level 3	66	66	68	68
Assumed investment contracts [3]	Level 3	770	848	763	851

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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
Fair values for other policyholder funds and benefits payable and assumed investment contracts, not carried at fair value, are estimated based on the cash surrender values of the underlying policies or by estimating future cash flows discounted at current interest rates adjusted for credit risk.
Fair values for consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2015	2014
Gross gains on sales	$119	$108
Gross losses on sales	(95)	(104)
Net OTTI losses recognized in earnings	(6)	(7)
Valuation allowances on mortgage loans	(4)	—
Japanese fixed annuity contract hedges, net [1]	—	(9)
Periodic net coupon settlements on credit derivatives	1	5
Results of variable annuity hedge program
GMWB derivatives, net	1	15
Macro hedge program	(4)	(10)
Total U.S. program	(3)	5
International Program [2]	—	(23)
Total results of variable annuity hedge program	(3)	(18)
GMIB/GMAB/GMWB reinsurance	—	51
Modified coinsurance reinsurance contracts	(11)	(130)
Other, net [3]	(10)	(2)
Net realized capital (losses), before-tax	$(9)	$(106)

[1]
Includes gains (losses) of $(30) for the three months ended March 31, 2014 on transactional foreign currency re-valuation related to the Japan fixed annuity product. Also includes gains (losses) of $21 for the three months ended March 31, 2014, due to change in value related to the derivative hedging instruments and the Japan government FVO securities.

[2]	Includes transactional foreign currency re-valuation gains (losses) of $3 for the three months ended March 31, 2014.

[3]
Other, net gains and losses include transactional foreign currency revaluation gains (losses) on the Japan fixed payout annuity liabilities reinsured from HLIKK and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. Gains (losses) from transactional foreign currency revaluation of the reinsured liabilities were $0 and $(28), respectively, for the three months ended March 31, 2015 and 2014. Gains (losses) on instruments used to hedge the foreign currency exposure on the reinsured fixed payout annuities were $(14) and $15 for the three months ended March 31, 2015 and 2014.

Net realized capital gains and losses from investment sales, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $18 and $3 for the three months ended March 31, 2015 and 2014, respectively. Proceeds from sales of AFS securities totaled $3.1 billion and $3.5 billion for the three months ended March 31, 2015 and 2014, respectively.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems bonds and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit OTTI, which is recorded in net realized capital losses, and the remaining non-credit impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, and loan-to-value ("LTV") ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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
Impairments for the three months ended March 31, 2015 and 2014 were $6 and $7, respectively. Impairments for the three months ended March 31, 2015 primarily consisted of securities in an unrealized loss which the Company had the intent-to-sell. Impairments for the three months ended March 31, 2014 primarily consisted of credit impairments caused by issuer specific deterioration.
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended March 31,
(Before-tax)	2015	2014
Balance, beginning of period	$(296)	$(410)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(2)	(3)
Securities previously impaired	—	(3)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	2	30
Securities the Company made the decision to sell or more likely than not will be required to sell	1	—
Securities due to an increase in expected cash flows	7	4
Balance, end of period	$(288)	$(382)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,300	$24	$(30)	$1,294	$—	$1,181	$20	$(30)	$1,171	$—
CDOs [2]	1,172	97	(14)	1,254	—	1,083	84	(20)	1,148	—
CMBS	2,018	108	(8)	2,118	(4)	1,797	97	(7)	1,887	(3)
Corporate	14,138	1,800	(60)	15,878	(6)	14,166	1,685	(109)	15,742	(3)
Foreign govt./govt. agencies	340	27	(3)	364	—	576	35	(9)	602	—
Municipal	993	133	—	1,126	—	935	118	(1)	1,052	—
RMBS	1,721	68	(10)	1,779	—	1,805	64	(12)	1,857	—
U.S. Treasuries	2,082	297	—	2,379	—	1,717	261	(1)	1,977	—
Total fixed maturities, AFS	23,764	2,554	(125)	26,192	(10)	23,260	2,364	(189)	25,436	(6)
Equity securities, AFS [3]	221	11	(16)	216	—	275	10	(19)	266	—
Total AFS securities	$23,985	$2,565	$(141)	$26,408	$(10)	$23,535	$2,374	$(208)	$25,702	$(6)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2015 and December 31, 2014.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value will be recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO, with a cost and fair value of $151 and $151, respectively, as of March 31, 2015, and $250 and $248, respectively, as of December 31, 2014.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2015		December 31, 2014
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$827	$835	$1,031	$1,043
Over one year through five years	5,207	5,462	4,902	5,168
Over five years through ten years	3,627	3,833	3,345	3,501
Over ten years	7,892	9,617	8,116	9,661
Subtotal	17,553	19,747	17,394	19,373
Mortgage-backed and asset-backed securities	6,211	6,445	5,866	6,063
Total fixed maturities, AFS	$23,764	$26,192	$23,260	$25,436
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
The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and certain U.S. government securities as of March 31, 2015 and December 31, 2014. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in the Company’s 2014 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	March 31, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$280	$280	$—	$307	$277	$(30)	$587	$557	$(30)
CDOs [1]	176	175	(1)	666	652	(13)	842	827	(14)
CMBS	145	143	(2)	98	92	(6)	243	235	(8)
Corporate	1,129	1,099	(30)	348	318	(30)	1,477	1,417	(60)
Foreign govt./govt. agencies	58	56	(2)	18	17	(1)	76	73	(3)
Municipal	3	3	—	4	4	—	7	7	—
RMBS	152	152	—	192	182	(10)	344	334	(10)
U.S. Treasuries	66	66	—	11	11	—	77	77	—
Total fixed maturities, AFS	2,009	1,974	(35)	1,644	1,553	(90)	3,653	3,527	(125)
Equity securities, AFS [2]	41	38	(3)	91	78	(13)	132	116	(16)
Total securities in an unrealized loss position	$2,050	$2,012	$(38)	$1,735	$1,631	$(103)	$3,785	$3,643	$(141)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$368	$367	$(1)	$340	$311	$(29)	$708	$678	$(30)
CDOs [1]	123	122	(1)	771	753	(19)	894	875	(20)
CMBS	109	108	(1)	194	188	(6)	303	296	(7)
Corporate	1,542	1,491	(51)	661	603	(58)	2,203	2,094	(109)
Foreign govt./govt. agencies	145	140	(5)	68	64	(4)	213	204	(9)
Municipal	14	14	—	13	12	(1)	27	26	(1)
RMBS	148	147	(1)	229	218	(11)	377	365	(12)
U.S. Treasuries	184	184	—	18	17	(1)	202	201	(1)
Total fixed maturities, AFS	2,633	2,573	(60)	2,294	2,166	(129)	4,927	4,739	(189)
Equity securities, AFS [2]	81	75	(6)	92	79	(13)	173	154	(19)
Total securities in an unrealized loss position	$2,714	$2,648	$(66)	$2,386	$2,245	$(142)	$5,100	$4,893	$(208)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of March 31, 2015 and December 31, 2014, excludes equity securities, FVO which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of March 31, 2015, AFS securities in an unrealized loss position, consisted of 1,482 securities, primarily in the corporate sector, as well as commercial and residential real estate and student loan ABS, which are depressed primarily due to an increase in interest rates and/or wider credit spreads since the securities were purchased. As of March 31, 2015, 91% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses as compared to December 31, 2014, was primarily attributable to a decrease in interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, structured securities with exposure to commercial and residential real estate and student loan ABS. Corporate securities and student loan ABS are primarily depressed because the securities have floating-rate coupons and have long-dated maturities, or are perpetual, and current credit spreads are wider than when these securities were purchased. For certain commercial and residential real estate securities, current market spreads continue to be wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
Mortgage Loans
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

	March 31, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$3,142	$(19)	$3,123	$3,124	$(15)	$3,109

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of March 31, 2015, and December 31, 2014, the carrying value of mortgage loans associated with the valuation allowance was $45 and $49, respectively. There were no mortgage loans held-for-sale as of March 31, 2015 or December 31, 2014. As of March 31, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$(15)	$(12)
(Additions)/Reversals	(4)	—
Deductions	—	—
Balance, end of period	$(19)	$(12)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 57% as of March 31, 2015, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.34x as of March 31, 2015. The Company held no delinquent commercial mortgage loans as of March 31, 2015.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	March 31, 2015		December 31, 2014
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$18	1.14x	$21	1.14x
65% - 80%	523	1.81x	452	1.71x
Less than 65%	2,582	2.46x	2,636	2.49x
Total commercial mortgage loans	$3,123	2.34x	$3,109	2.36x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	March 31, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$63	2.0%	$64	2.1%
Middle Atlantic	258	8.3%	272	8.7%
Mountain	35	1.1%	35	1.1%
New England	146	4.7%	146	4.7%
Pacific	923	29.5%	905	29.1%
South Atlantic	545	17.5%	532	17.1%
West North Central	15	0.5%	15	0.5%
West South Central	125	4.0%	125	4.0%
Other [1]	1,013	32.4%	1,015	32.7%
Total mortgage loans	$3,123	100.0%	$3,109	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$22	0.7%	$22	0.7%
Industrial	952	30.5%	989	31.8%
Lodging	26	0.8%	26	0.8%
Multifamily	541	17.3%	522	16.8%
Office	720	23.1%	723	23.3%
Retail	751	24.0%	713	22.9%
Other	111	3.6%	114	3.7%
Total mortgage loans	$3,123	100.0%	$3,109	100.0%
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
3. Investments and Derivative Instruments (continued)

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

	March 31, 2015			December 31, 2014
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
Investment funds [3]	$97	$11	$87	$154	$20	$138
Limited partnerships and other alternative investments	2	1	1	3	2	1
Total	$99	$12	$88	$157	$22	$139

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS in the Company’s Condensed Consolidated Balance Sheets.
Investment funds represent wholly-owned fixed income funds for which the Company has management and control of investments which is the activity that most significantly impacts its economic performance. The decline in investments funds is due to redemptions paid by one of the funds. Limited partnerships represent one hedge fund of funds for which the Company holds a majority interest in the fund as an investment.
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of March 31, 2015 and December 31, 2014. In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the fixed maturities, AFS or fixed maturities, FVO, on the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
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
3. Investments and Derivative Instruments (continued)

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
As of March 31, 2015, the Company reported in fixed maturities, AFS on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $124. The Company reported a corresponding obligation to repurchase the pledged securities of $124 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of March 31, 2015. The Company had no outstanding repurchase agreements or dollar roll transactions as of December 31, 2014.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2015 and December 31, 2014 the fair value of securities on deposit was approximately $15 and $14, respectively.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, commodity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also may enter into and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements, included in the Company’s 2014 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities being hedged closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include the hedge program for the Company's variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate, foreign currency, and commodity risk of certain fixed maturities and liabilities do not qualify for hedge accounting.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The non-qualifying strategies include:
Interest rate swaps, swaptions and futures
The Company may use interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2015 and December 31, 2014 the notional amount of interest rate swaps in offsetting relationships was $4.5 billion.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan fixed payout annuity hedge
The Company formerly offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") through HLIKK, a former indirect wholly-owned subsidiary that was sold in 2014. The Company will continue to reinsure from HLIKK certain Japan fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Credit contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to certain structured fixed maturity securities that have embedded credit derivatives, which reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Equity index swaps and options
The Company enters into total return swaps to hedge equity risk of specific common stock investments which are accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). The Company also enters into equity index options with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
Commodity contracts
During 2015 the Company purchased for $6 put option contracts on West Texas Intermediate oil futures with a strike of $35 per barrel in order to partially offset potential losses related to certain fixed maturity securities that could arise if oil prices decline substantially.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

	Notional Amount		Fair Value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Customized swaps	$6,806	$7,041	$144	$124
Equity swaps, options, and futures	1,803	3,761	11	39
Interest rate swaps and futures	3,570	3,640	26	11
Total	$12,179	$14,442	$181	$174
Macro hedge program
The Company utilizes equity options, swaps and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Equity swaps, options, and futures	$7,342	$5,983	$187	$141
Foreign currency options	400	400	—	—
Total	$7,742	$6,383	$187	$141
Modified coinsurance reinsurance contracts
As of March 31, 2015 and December 31, 2014, the Company had approximately $1.0 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty or under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts where the associated gains and losses accrue directly to policyholders are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Cash flow hedges
Interest rate swaps	$2,187	$2,242	$57	$37	$57	$37	$—	$—
Foreign currency swaps	143	143	(26)	(19)	7	3	(33)	(22)
Total cash flow hedges	2,330	2,385	31	18	64	40	(33)	(22)
Fair value hedges
Interest rate swaps	66	32	—	—	—	—	—	—
Total fair value hedges	66	32	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,866	4,857	(313)	(323)	489	385	(802)	(708)
Foreign exchange contracts
Foreign currency swaps and forwards	60	60	2	—	2	—	—	—
Japan fixed payout annuity hedge	1,319	1,319	(441)	(427)	—	—	(441)	(427)
Credit contracts
Credit derivatives that purchase credit protection	52	276	(1)	(1)	—	4	(1)	(5)
Credit derivatives that assume credit risk [1]	876	946	3	7	9	11	(6)	(4)
Credit derivatives in offsetting positions	2,089	2,175	(1)	(1)	19	21	(20)	(22)
Equity contracts
Equity index swaps and options	275	422	1	1	31	30	(30)	(29)
Commodity contracts
Commodity options	345	—	6	—	6	—	—	—
Variable annuity hedge program
GMWB product derivatives [2]	17,079	17,908	(176)	(139)	—	—	(176)	(139)
GMWB reinsurance contracts	3,514	3,659	65	56	65	56	—	—
GMWB hedging instruments	12,179	14,442	181	174	309	289	(128)	(115)
Macro hedge program	7,742	6,383	187	141	227	180	(40)	(39)
Other
Modified coinsurance reinsurance contracts	963	974	22	34	22	34	—	—
Total non-qualifying strategies	51,359	53,421	(465)	(478)	1,179	1,010	(1,644)	(1,488)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$53,755	$55,838	$(434)	$(460)	$1,243	$1,050	$(1,677)	$(1,510)
Balance Sheet Location
Fixed maturities, available-for-sale	$187	$186	$(1)	$1	$—	$1	$(1)	$—
Other investments	12,819	13,588	376	339	437	478	(61)	(139)
Other liabilities	19,143	19,473	(694)	(725)	719	481	(1,413)	(1,206)
Reinsurance recoverable	4,477	4,633	87	90	87	90	—	—
Other policyholder funds and benefits payable	17,129	17,958	(202)	(165)	—	—	(202)	(165)
Total derivatives	$53,755	$55,838	$(434)	$(460)	$1,243	$1,050	$(1,677)	$(1,510)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2014 was primarily due to the following:

•
The decline in notional amount related to the GMWB hedging instruments, partially offset by an increase in notional amount related to the macro hedge program, was primarily driven by portfolio re-balancing.

Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2014 was primarily related to the following:

•	The increase in the fair value related to the macro hedge program was primarily driven by portfolio re-balancing.

•
These improvements in fair value were partially offset by a decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, primarily driven by declining interest rates and volatility levels.

Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Condensed Consolidated Balance Sheets. Amounts offset include fair value amounts, income accruals and related cash collateral receivables and payables associated with derivative instruments that are traded under a common master netting agreement, as described in the preceding discussion. Also included in the tables are financial collateral receivables and payables, which are contractually permitted to be offset upon an event of default, although are disallowed for offsetting under U.S. GAAP.
As of March 31, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,156	$971	$376	$(191)	$118	$67

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,474)	$(658)	$(691)	$(125)	$(932)	$116

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

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

[3]
Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty. Not included in this amount are embedded derivatives associated with consumer notes of $(3) as of March 31, 2015 and December 31, 2014, which were not eligible for offset in the Company's Condensed Consolidated Balance Sheets.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Interest rate swaps	$20	$10	$—	$(1)
Foreign currency swaps	(7)	(1)	—	—
Total	$13	$9	$—	$(1)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three months ended March 31,
	Location	2015	2014
Interest rate swaps	Net realized capital gain/(loss)	$(1)	$1
Interest rate swaps	Net investment income	8	13
Foreign currency swaps	Net realized capital gain/(loss)	(10)	—
Total		$(3)	$14
As of March 31, 2015, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $16. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three months ended March 31, 2015 and March 31, 2014, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three months ended March 31,
	2015		2014
	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$—	$—	$(1)	$2
Total	$—	$—	$(1)	$2

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three months ended March 31,
	2015	2014
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(1)	$1
Foreign exchange contracts
Foreign currency swaps and forwards	2	1
Japan fixed payout annuity hedge [1]	(14)	15
Japanese fixed annuity hedging instruments [2]	—	12
Credit contracts
Credit derivatives that purchase credit protection	(1)	(3)
Credit derivatives that assume credit risk	6	—
Equity contracts
Equity index swaps and options	(2)	—
Commodity contracts
Commodity options	(3)	—
Variable annuity hedge program
GMWB product derivatives	(19)	36
GMWB reinsurance contracts	7	(4)
GMWB hedging instruments	13	(17)
Macro hedge program	(4)	(10)
International program hedging instruments	—	(23)
Other
GMIB, GMAB, and GMWB reinsurance contracts	—	51
Modified coinsurance reinsurance contracts	(11)	(130)
Total [3]	$(27)	$(71)

[1]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains of $0 and $(28) for the three months ended March 31, 2015 and 2014, respectively.

[2]	The associated liability is adjusted for changes in foreign exchange spot rates through realized capital gains and was $(30) for the three months ended March 31, 2014.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

For the three months ended March 31, 2015, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The loss on the GMWB product derivatives was largely driven by a decline in interest rates and changes in volatility levels, offset by an increase in equity markets. These losses were offset by gains on the GMWB reinsurance contracts and GMWB hedging instruments.

•	The net loss related to the Japan fixed annuity payout hedge was primarily driven by a decline in U.S. interest rates.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in long-term interest rates during the period. The assets remain on the Company's books and the Company recorded an offsetting gain in OCI as a result of the increase in market value of the bonds.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

In addition, for the three months ended March 31, 2015, and 2014 the Company received gains of $0, and $7, respectively, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three months ended March 31, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gains on derivatives associated with GMIB, GMAB, and GMWB reinsurance contracts, which were reinsured to an affiliated captive reinsurer, were primarily due to a decline in volatility and policyholder experience. The net loss on the modified coinsurance reinsurance agreement, which was accounted for as a derivative instrument, primarily offset the net gains on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 7 - Transactions with Affiliates for more information on this transaction.

•	The net losses associated with the international program hedging instruments were primarily driven by a decrease in volatility and interest rates.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to outperformance of underlying actively managed funds compared to their respective indices.

For additional disclosures regarding contingent credit related features in derivative agreements, see Note 6 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that would be permissible investments under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of corporate and CMBS issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2015 and December 31, 2014.
 As of March 31, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$188	$3	2 years	Corporate Credit/ Foreign Gov.	BBB+	$163	$(3)
Below investment grade risk exposure	4	—	6 months	Corporate Credit	CCC	4	—
Basket credit default swaps [4]
Investment grade risk exposure	977	12	3 years	Corporate Credit	BBB+	625	(5)
Below investment grade risk exposure	31	2	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	496	(7)	6 years	CMBS Credit	AA+	178	1
Below investment grade risk exposure	75	(11)	2 years	CMBS Credit	CCC+	75	11
Embedded credit derivatives
Investment grade risk exposure	150	149	2 years	Corporate Credit	A+	—	—
Total [5]	$1,921	$148				$1,045	$4
 As of December 31, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$212	$3	3 years	Corporate Credit/ Foreign Gov.	A-	$163	$(3)
Below investment grade risk exposure	4	—	1 year	Corporate Credit	CCC	4	—
Basket credit default swaps [4]
Investment grade risk exposure	1,240	14	4 years	Corporate Credit	BBB+	667	(6)
Below investment grade risk exposure	9	(1)	5 years	Corporate Credit	BBB-	—	—
Investment grade risk exposure	344	(4)	5 years	CMBS Credit	AA	179	2
Below investment grade risk exposure	75	(11)	2 years	CMBS Credit	CCC+	75	11
Embedded credit derivatives
Investment grade risk exposure	150	147	2 years	Corporate Credit	A	—	—
Total [5]	$2,034	$148				$1,088	$4

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

[4]
Includes $1.6 billion and $1.7 billion as of March 31, 2015 and December 31, 2014, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2015 and December 31, 2014, the Company pledged cash collateral associated with derivative instruments with a fair value of $41 and $16, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $932 and $900, respectively, as of March 31, 2015 and December 31, 2014, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of March 31, 2015 and December 31, 2014 the Company accepted cash collateral associated with derivative instruments of $81 and $33, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of March 31, 2015 and December 31, 2014 of $118 and $83, respectively, of which the Company has the ability to sell or repledge $118 and $83, respectively. As of March 31, 2015 and December 31, 2014, the fair value of repledged securities totaled $0 and $0, respectively, and the Company did not sell any securities. In addition, as of March 31, 2015 and December 31, 2014, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred	41	66
Paid	(29)	—
Unlock	(24)	(3)
Liability balance as of March 31, 2015	$800	$2,104
Reinsurance recoverable asset, as of January 1, 2015	$480	$2,041
Incurred	25	63
Paid	(22)	—
Unlock	(6)	—
Reinsurance recoverable asset, as of March 31, 2015	$477	$2,104

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2014	$849	$1,802
Incurred	47	56
Paid	(31)	—
Unlock	(11)	—
Liability balance as of March 31, 2014	$854	$1,858
Reinsurance recoverable asset, as of January 1, 2014	$533	$1,802
Incurred	26	56
Paid	(22)	—
Unlock	(5)	—
Reinsurance recoverable asset, as of March 31, 2014	$532	$1,858

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table presents details concerning GMDB/GMWB exposure as of March 31, 2015:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$16,577	$2,519	$379	70
With 5% rollup [2]	1,433	199	57	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,275	581	77	69
With 5% rollup & EPB	544	115	24	71
Total MAV	22,829	3,414	537
Asset Protection Benefit (APB) [4]	14,304	195	128	68
Lifetime Income Benefit (LIB) – Death Benefit [5]	608	7	7	68
Reset [6] (5-7 years)	2,895	14	14	69
Return of Premium [7] /Other	10,864	53	47	67
Subtotal Variable Annuity with GMDB/GMWB [10]	51,500	3,683	733	69
Less: General Account Value with GMDB/GMWB	3,951
Subtotal Separate Account Liabilities with GMDB	47,549
Separate Account Liabilities without GMDB	88,241
Total Separate Account Liabilities	$135,790

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV; net premiums paid; or, for certain contracts, a benefit amount generally based on market performance that ratchets over time.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 years (adjusted for withdrawals).

[7]	ROP GMDB is the greater of current AV or net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $8.2 billion of total account value and weighted average attained age of 70 years. There is no NAR or retained NAR related to these contracts.

Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	March 31, 2015	December 31, 2014
Equity securities (including mutual funds)	$43,532	$44,786
Cash and cash equivalents	4,017	4,066
Total	$47,549	$48,852
As of March 31, 2015 and December 31, 2014, approximately 17% of the equity securities in the preceding table were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended March 31,
	2015	2014
Tax provision at the U.S. federal statutory rate	$65	$15
Dividends-received deduction ("DRD")	(23)	(26)
Foreign related investments	(2)	—
Other	—	(2)
Provision (benefit) for income taxes	$40	$(13)
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net operating loss carryover
As of March 31, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,188 and $3,189, respectively. If unutilized, $6 of the losses expire in 2023 and the remainder from 2026-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
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
Alternative minimum tax credit and foreign tax credit carryover
As of March 31, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $248 and $246 and foreign tax credit carryover of $59 and $58, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryover expire from 2018 to 2025. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.
The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2011 is expected to conclude in 2015, with no material impact on the consolidated financial condition or results of operations. The federal audit of the years 2012 and 2013 began in March 2015 and is expected to be completed in 2016. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2015, is $847. Of this $847 the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $39 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2015, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of March 31, 2015 and December 31, 2014, the Company had $54 of reserves for claim annuities purchased by affiliated entities. For the three months ended March 31, 2015 and 2014, the Company recorded earned premiums of $1 for these intercompany claim annuities.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of March 31, 2015 and December 31, 2014, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
The Company and HLAI formerly reinsured certain fixed annuity products and variable annuity product GMDB, GMIB, GMWB and GMAB riders from HLIKK, a former Japanese affiliate that was sold on June 30, 2014 to ORIX Life Insurance Corporation (for further information, see Note 1 - Basis of Presentation and Significant Accounting Policies).
Concurrent with the sale of HLIKK, HLIKK recaptured certain risks that had been reinsured to the Company and HLAI by terminating or modifying intercompany agreements. This recapture resulted in the Company and HLAI transferring approximately $1.6 billion of assets supporting the recaptured reserves. The Company recognized a loss on this recapture of $213. Upon closing, HLIKK is responsible for all liabilities of the recaptured business. HLAI continues to provide reinsurance for approximately $770 of Japan fixed payout annuities as of March 31, 2015.
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
Reinsurance Ceded to Affiliates
The Company maintains a reinsurance agreement with HLA, whereby the Company cedes both group life and group accident and health risk. Under this treaty, the Company ceded group life premium of $41 and $22 for the three months ended March 31, 2015, and 2014, respectively. The Company ceded accident and health premiums to HLA of $19 and $219 for the three months ended March 31, 2015, and 2014, respectively.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Transactions with Affiliates (continued)

Effective April 1, 2014, HLAI terminated its modco and coinsurance with funds withheld reinsurance agreement with WRR, following receipt of approval from the CTDOI and Vermont Department of Financial Regulation. As a result, the Company reclassified $310 in aggregate reserves for annuity contracts from funds withheld within Other liabilities to Other policyholder funds and benefits payable. The Company recognized a gain of $213 in the year ended December 31, 2014 resulting from the termination of derivatives associated with the reinsurance transaction. On April 30, 2014, The Hartford dissolved WRR which resulted in WRR paying off a $655 surplus note and returning $367 in capital to The Hartford, all of which was contributed as capital to HLAI to support the recaptured risks.
The impact of the modco and coinsurance with funds withheld reinsurance agreement with WRR on the Company’s Condensed Consolidated Statements of Operations prior to termination was as follows:

Three Months Ended March 31,

2014
Earned premiums	$(5)
Net realized losses [1]	(103)
Total revenues	(108)
Benefits, losses and loss adjustment expenses	(1)
Insurance operating costs and other expenses	(4)
Total expenses	(5)
Loss before income taxes	(103)
Income tax benefit	(36)
Net loss	$(67)

[1]	Amounts represent the change in valuation of the derivative associated with this transaction.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax and DAC, by component consist of the following:
Three months ended March 31, 2015

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$1,154	$70	$(3)	$1,221
OCI before reclassifications	115	8	—	123
Amounts reclassified from AOCI	(12)	2	—	(10)
Net OCI	103	10	—	113
Ending balance	$1,257	$80	$(3)	$1,334

Reclassifications from AOCI for the three months ended March 31, 2015 consist of the following:

	Amount Reclassified from AOCI
AOCI	Three months ended March 31, 2015	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$18	Net realized capital gains (losses)
	18	Total before tax
	6	Income tax expense
	$12	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$(1)	Net realized capital gains (losses)
Interest rate swaps	8	Net investment income
Foreign currency swaps	(10)	Net realized capital gains (losses)
	(3)	Total before tax
	(1)	Income tax expense
	$(2)	Net income
Total amounts reclassified from AOCI	$10	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Three Months Ended March 31, 2014

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$495	$79	$—	$574
OCI before reclassifications	317	7	(1)	323
Amounts reclassified from AOCI	(2)	(9)	—	(11)
Net OCI	315	(2)	(1)	312
Ending balance	$810	$77	$(1)	$886

Reclassifications from AOCI for the three months ended March 31, 2014 consist of the following:

	Amount Reclassified from AOCI
AOCI	Three months ended March 31, 2014	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$3	Net realized capital gains (losses)
	3	Total before tax
	1	Income tax expense
	$2	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	Net realized capital gains (losses)
Interest rate swaps	13	Net investment income
Foreign currency swaps	—	Net realized capital gains (losses)
	14	Total before tax
	5	Income tax expense
	$9	Net income
Total amounts reclassified from AOCI	$11	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the period ended March 31, 2015 compared with the comparable 2014 periods.
The Company meets the conditions specified in General Instruction H(1) of Form 10-Q and is filing this Form with the reduced disclosure format permitted for wholly-owned subsidiaries of reporting entities. The Company has omitted, from this Form 10-Q, certain information in Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has included, under Item 2, Consolidated Results of Operations to explain any material changes in revenue and expense items for the periods presented. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2014 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended March 31,
	2015	2014	Change
Fee income and other	$275	$317	(13%)
Earned premiums	23	(123)	119%
Net investment income	379	407	(7%)
Net realized capital losses	(9)	(106)	92%
Total revenues	668	495	35%
Benefits, losses and loss adjustment expenses	330	254	30%
Amortization of deferred policy acquisition costs	19	32	(41%)
Insurance operating costs and other expenses	134	166	(19%)
Dividends to policyholders	—	(1)	100%
Total benefits, losses and expenses	483	451	7%
Income before income taxes	185	44	NM
Income tax expense (benefit)	40	(13)	NM
Net income	145	57	154%
Net income attributable to noncontrolling interest	—	1	(100%)
Net income attributable to Hartford Life Insurance Company	$145	$56	159%
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net income increased for the three months ended March 31, 2015 as compared to the prior year period. Net income for the three months ended March 31, 2014 included a loss of $67 related to a modco and coinsurance with funds withheld reinsurance agreement with an affiliated captive reinsurer which was terminated on April 1, 2014. Excluding the impacts of the affiliate modco reinsurance agreement and the reinsurance transaction discussed below, net income was flat as compared to the prior year period. For further discussion on these agreements see Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2014, earned premiums included initial ceded premiums and benefits, losses and loss adjustment expenses included a corresponding decrease of approximately $170 due to a reinsurance agreement resulting from The Hartford's decision to make HLA the single nationwide underwriting company for its Group Benefits business. For further discussion, see Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
Fee income and other for the three months ended March 31, 2015, decreased as compared to the prior year period. The decrease was primarily driven by the decline in account values as a result of the continued run off of the business.
Net investment income decreased for the three months ended March 31, 2015 as compared to the prior year period due to lower income from fixed maturities. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
Net realized capital losses, excluding the impacts of the affiliate modco reinsurance agreement, increased by $6 for the three months ended March 31, 2015, as compared to the prior year period, resulting in net realized capital losses of $9. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
The Company's effective tax rate differs from the U.S. Federal statutory rate of 35% in 2015 and 2014 primarily due to the separate account dividends received deduction. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 5 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS
Net Investment Income (Loss)

	Three Months Ended March 31,
	2015		2014
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$265	4.5%	$292	4.3%
Equity securities, AFS	2	1.8%	2	2.6%
Mortgage loans	41	5.3%	40	4.7%
Policy loans	20	5.6%	20	5.7%
Limited partnerships and other alternative investments	40	12.8%	42	13.0%
Other [3]	24		27
Investment expense	(13)		(16)
Total net investment income	379	4.8%	407	4.5%
Total securities, AFS and other excluding limited partnerships and other alternative investments	$339	4.4%	$365	4.2%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement collateral, if any, and derivatives book value. Yield calculations for each period exclude assets associated with the dispositions of Japan variable and fixed annuity business.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Total net investment income for the three months ended March 31, 2015 decreased in comparison to the three months ended March 31, 2014 primarily due to lower income from fixed maturities as a result of a decline in assets levels due to the run off of the Company's business.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, increased to 4.4% for the three months ended March 31, 2015 versus 4.2% for the comparable period in 2014. The increase was primarily attributable to a decline in lower yielding assets disposed of as a result of the recapture of certain liabilities by HLIKK concurrent with its sale. The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the three months ended March 31, 2015, was approximately 3.1% which was below the average yield of sales and maturities of 4.0% for the same period due to the current interest rate environment. For the first quarter of 2015, the new money yield decreased to 3.1% compared to 3.7% in the prior year period driven by lower interest rates.
Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2015, to decline slightly from the current net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2015	2014
Gross gains on sales	$119	$108
Gross losses on sales	(95)	(104)
Net OTTI losses recognized in earnings	(6)	(7)
Valuation allowances on mortgage loans	(4)	—
Japanese fixed annuity contract hedges, net [1]	—	(9)
Periodic net coupon settlements on credit derivatives	1	5
Results of variable annuity hedge program
GMWB derivatives, net	1	15
Macro hedge program	(4)	(10)
Total U.S. program	(3)	5
International Program	—	(23)
Total results of variable annuity hedge program	(3)	(18)
GMIB/GMAB/GMWB reinsurance	—	51
Modified coinsurance reinsurance contracts	(11)	(130)
Other, net [2]	(10)	(2)
Net realized capital losses, before-tax	$(9)	$(106)

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
Details on the Company's net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the three months ended March 31, 2015 were primarily due to gains on the sale of corporate securities and U.S. treasuries. Gross losses on sales for the three months ended March 31, 2015 were the result of losses on sales of securities within the financial services, emerging market securities, and high yield sectors. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

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

Variable annuity hedge program

•
For the three months ended March 31, 2014, the net gain related to the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $14 related to outperformance of underlying actively managed funds compared to their respective indices.

•
For the three months ended March 31, 2014 the loss on the macro hedge program was primarily due to losses of $9 related to decreased volatility and losses of $4 driven by an improvement in domestic equity markets.

GMIB/GMAB/GMWB reinsurance

•
For the three months ended March 31, 2014 the net gains on derivatives associated with GMIB, GMAB, and GMWB reinsurance contracts, which were reinsured to an affiliated captive reinsurer, were primarily due to a decline in volatility and policyholder experience.

Modified coinsurance reinsurance

•
For the three months ended March 31, 2015 the net loss associated with modified coinsurance reinsurance contracts which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in long-term interest rates.

•
For the three months ended March 31, 2014 the net loss on the coinsurance and modified coinsurance reinsurance agreement, which was accounted for as a derivative instrument, primarily offset the net gains on GMAB, GMWB, and GMIB reinsurance contracts. For a discussion related to the reinsurance agreement refer to Note 7 - Transactions with Affiliates for more information on this transaction.

Other, net

•	Other, net loss for the three months ended March 31, 2015 was primarily due to losses of $14 on Japan fixed payout annuity hedges primarily driven by a decline in U.S. interest rates.

•
Other, net loss for the three months ended March 31, 2014 was primarily due to losses of $13 related to the Japan fixed payout annuity hedges primarily driven by a decline in U.S. interest rates, partially offset by gains of $12 related to FVO securities driven by credit spread tightening.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2014 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for March 31, 2015 results.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits ("EGPs") are used in the amortization of the deferred policy acquisition cost ("DAC") asset, sales inducement assets (“SIA”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.
For additional information on SIA, see Note 5 - Income Taxes of Notes to Condensed Consolidated Financial Statements. For additional information on death and other insurance benefit reserves, see Note 4 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
Unlocks
The benefit to net income, net of tax by asset and liability as a result of the Unlock is as follows:

	Three Months Ended March 31,
	2015	2014
DAC	$4	$8
Death and Other Insurance Benefit Reserves	18	6
Total (pre-tax)	22	14
Income tax effect	8	5
Total (after-tax)	$14	$9
The Unlock benefit, after-tax, for the three months ended March 31, 2015 and March 31, 2014 was primarily due to actual separate account returns being above our aggregated estimated returns.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of March 31, 2015, the margin between the DAC balance and the present value of future EGPs for individual variable annuities was 30%. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
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
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of March 31, 2015, there were no amounts outstanding with the HFSG Holding Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2015, is $847. Of this $847 the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $39 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2015, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
As of March 31, 2015, the Company’s cash and short-term investments of $1.7 billion, included $81 collateral received from, and held on behalf of derivative counterparties and no short-term investments pledged as collateral to derivative counterparties. The Company also held $2.4 billion of treasury securities, of which $777 had been pledged to derivative counterparties and $1.4 billion of government agency securities of which $154 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $35 billion of cash and total general account invested assets, which includes a significant short-term investment position, as noted in the following discussion, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of March 31, 2015:

Fixed maturities	$26,423
Short-term investments	1,384
Cash	293
Less: Derivative collateral	1,012
Total	$27,088
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance ("CTDOI") will permit the Company to pledge up to $1.39 billion in qualifying assets to secure FHLBB advances for 2015.The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of March 31, 2015, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of March 31, 2015
Total Contractholder obligations	$181,211
Less: Separate account assets [1]	135,790
General account contractholder obligations	$45,421
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$16,678
Fixed MVA annuities [3]	6,098
Guaranteed investment contracts (“GIC”) [4]	26
Other [5]	22,619
General account contractholder obligations	$45,421

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

[2]
Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with an MVA feature (as noted in the following discussion) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on the Company’s liquidity requirements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2014 Form 10-K Annual Report.
Dividends
Dividends to the Company from its insurance subsidiaries are restricted, as is the ability of the Company to pay dividends to its parent company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.
The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the CTDOI. The insurance holding company laws of the other jurisdictions in which the Company’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.
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
On January 30, 2015, the Company paid an extraordinary dividend of approximately $500, based on approval from the CTDOI. As a result of this dividend, the Company has no ordinary dividend capacity for the remainder of 2015. The Company anticipates paying an additional $500 in extraordinary dividends.
Cash Flows

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$146	$881
Net cash provided by investing activities	$564	$572
Net cash used for financing activities	$(675)	$(1,307)
Cash – end of period	$293	$599
Net cash provided by operating activities decreased in 2015 as compared to 2014 primarily due to timing of cash settlements in 2014 related to an affiliate modco reinsurance agreement which was subsequently terminated on April 1, 2014.
Net cash provided by investing activities in 2015 primarily relates to a change to net sales of short-term investments of $827, partially offset by net payments for available-for-sale securities of $357. Net cash provided by investing activities in 2014 primarily relates to net proceeds of available-for-sale securities of $725, partially offset by a change in short-term investments of $159.
Net cash used for financing activities in 2015 relates to a net capital contribution of $499 and net outflows on investment and universal life-type contracts of $298. Net cash used for financing activities in 2014 relates to a net capital contribution of $795 and net outflows on investment and universal life-type contracts of $506.
Operating cash flows in both periods have been adequate to meet liquidity requirements.
Ratings
Ratings can have an impact the Company’s reinsurance and derivative contracts. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, reinsurance contracts may be adversely impacted and the Company may be required to post additional collateral on certain derivative contracts.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 23, 2015:

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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $5.1 billion as of March 31, 2015 and $5.6 billion as of December 31, 2014, respectively. The statutory surplus amount as of December 31, 2014 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2015, is an estimate, as the first quarter 2015 statutory filings have not yet been made.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company’s 2014 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's of the Company’s 2014 Form 10-K Annual Report is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2015.
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
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS

See Exhibits Index on page	67

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
April 30, 2015

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015
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