Form 10-Q
period 2015-06-30
HARTFORD LIFE INSURANCE CO
filed 2015-07-30
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 30, 2015, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in the Company’s 2014 Form 10-K Annual Report. These important risks and uncertainties include:

•
challenges related to the Company's current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns or other potentially adverse macroeconomic developments on the attractiveness of our products, the returns in our investment portfolios and the hedging costs associated with our runoff annuity block;

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

•
the risks, challenges and uncertainties associated with The Hartford's capital management plan, including as a result of changes in its financial position and earnings, share price, capital position, legal restrictions, other investment opportunities, and other factors;

•	the risks, challenges and uncertainties associated with The Hartford's expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

•	other factors described in such forward-looking statements.
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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-months ended June 30, 2015 and 2014 and statements of changes in stockholder's equity, and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 30, 2015

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2015	2014	2015	2014
	(Unaudited)
Revenues
Fee income and other	$280	$314	$555	$631
Earned premiums	23	52	46	(71)
Net investment income	386	380	765	787
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(3)	(3)	(9)	(11)
OTTI losses recognized in other comprehensive income	1	—	1	1
Net OTTI losses recognized in earnings	(2)	(3)	(8)	(10)
Other net realized capital gains	15	653	12	554
Total net realized capital gains	13	650	4	544
Total revenues	702	1,396	1,370	1,891
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	303	415	633	669
Amortization of deferred policy acquisition costs	20	22	39	54
Insurance operating costs and other expenses	146	386	280	552
Reinsurance gain on dispositions	(8)	—	(8)	—
Dividends to policyholders	—	3	—	2
Total benefits, losses and expenses	461	826	944	1,277
Income before income taxes	241	570	426	614
Income tax expense	11	171	51	158
Net income	230	399	375	456
Net loss attributable to noncontrolling interest	—	(1)	—	—
Net income attributable to Hartford Life Insurance Company	$230	$400	$375	$456
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2015	2014	2015	2014
	(Unaudited)
Comprehensive Income
Net income	$230	$399	$375	$456
Other comprehensive income (loss):
Change in net unrealized gain on securities	(467)	256	(364)	571
Change in net gain on cash flow hedging instruments	(18)	3	(8)	1
Change in foreign currency translation adjustments	—	1	—	—
Total other comprehensive income (loss)	(485)	260	(372)	572
Total comprehensive income (loss)	(255)	659	3	1,028
Less: comprehensive loss attributable to noncontrolling interest	—	(1)	—	—
Total comprehensive income (loss) attributable to Hartford Life Insurance Company	$(255)	$660	$3	$1,028
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,960 and $23,260)	$25,432	$25,436
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $49 and $139)	213	280
Equity securities, available-for-sale, at fair value (cost of $167 and $525) (includes equity securities, at fair value using the fair value option, of $0 and $248)	178	514
Mortgage loans (net of allowance for loan losses of $19 and $15)	2,999	3,109
Policy loans, at outstanding balance	1,438	1,430
Limited partnerships, and other alternative investments (includes variable interest entity assets of $2 and $3)	1,264	1,309
Other investments	381	442
Short-term investments (includes variable interest entity assets of $4 and $15)	1,412	2,162
Total investments	33,317	34,682
Cash	286	258
Premiums receivable and agents’ balances	30	27
Reinsurance recoverables	20,009	20,053
Deferred policy acquisition costs	511	521
Deferred income taxes, net	1,398	1,237
Other assets	666	308
Separate account assets	131,477	134,689
Total assets	$187,694	$191,775
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$13,566	$13,624
Other policyholder funds and benefits payable	31,346	31,994
Other liabilities (including variable interest entity liabilities of $11 and $22)	2,516	2,177
Separate account liabilities	131,477	134,689
Total liabilities	178,905	182,484
Commitments and Contingencies (Note 6)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	6,183	6,688
Accumulated other comprehensive income, net of tax	849	1,221
Retained earnings	1,751	1,376
Total stockholder's equity	8,789	9,291
Total liabilities and stockholder's equity	$187,694	$191,775
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interest	Total Stockholder's Equity
	(Unaudited)
Six Months Ended June 30, 2015
Balance, beginning of period	$6	$6,688	$1,221	$1,376	$—	$9,291
Capital contributions to parent	—	(505)	—	—	—	(505)
Net income	—	—	—	375	—	375
Total other comprehensive loss	—	—	(372)	—	—	(372)
Balance, end of period	$6	$6,183	$849	$1,751	$—	$8,789

Six Months Ended June 30, 2014
Balance, beginning of period	$6	$6,959	$574	$700	$—	$8,239
Capital contributions from parent	—	225	—	—	—	225
Net income	—	—	—	456	—	456
Total other comprehensive income	—	—	572	—	—	572
Balance, end of period	$6	$7,184	$1,146	$1,156	$—	$9,492
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2015	2014
	(Unaudited)
Operating Activities
Net income	$375	$456
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	39	54
Additions to deferred policy acquisition costs	(3)	(9)
Net realized capital gains	(4)	(544)
Reinsurance gain on dispositions	(8)	—
Depreciation and amortization	6	(6)
Other operating activities, net	(4)	(72)
Change in assets and liabilities:
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	46	422
Decrease (increase) in reinsurance recoverables	(9)	147
Increase in receivables and other assets	(162)	(30)
Increase (decrease) in payables and accruals	95	(224)
Decrease in accrued and deferred income taxes	86	20
Net cash provided by operating activities	457	214
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	6,225	5,585
Fixed maturities, fair value option	13	279
Equity securities, available-for-sale	523	51
Mortgage loans	227	148
Partnerships	140	53
Payments for the purchase of:
Fixed maturities, available-for-sale	(6,788)	(3,877)
Fixed maturities, fair value option	(33)	(190)
Equity securities, available-for-sale	(178)	(42)
Mortgage loans	(134)	(34)
Partnerships	(77)	(38)
Net sales of derivatives	(124)	(137)
Net increase (decrease) in policy loans	(22)	3
Net sales of (payments for) short-term investments	751	(486)
Other investing activities, net	—	35
Net cash provided by investing activities	523	1,350
Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,311	2,803
Withdrawals and other deductions from investment and universal life-type contracts	(8,702)	(11,014)
Net transfers from separate accounts related to investment and universal life-type contracts	5,846	6,233
Net proceeds from securities loaned or sold under agreements to repurchase	111	42
Capital contributions (to) from parent	(505)	225
Net repayments at maturity or settlement of consumer notes	(13)	(6)
Net cash used for financing activities	(952)	(1,717)
Foreign exchange rate effect on cash	—	7
Net increase in cash	28	(146)
Cash — beginning of period	258	446
Cash — end of period	$286	$300
Supplemental Disclosure of Cash Flow Information:
Net cash received during the period for income taxes	$49	$52

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
On June 30, 2014, HLI completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK") to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company. Upon closing, HLIKK recaptured certain risks reinsured to the Company and Hartford Life and Annuity Insurance Company ("HLAI"), a wholly owned subsidiary of the Company, by terminating intercompany agreements. The Buyer is responsible for all liabilities related to the recaptured business. However, HLAI has continued to provide reinsurance for yen denominated fixed payout annuities of approximately $760 as of June 30, 2015. For further discussion of this transaction see Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
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
In 2015, the Company is only permitted to pay $316 in dividends to its parent without prior approval from the CTDOI. Through July 2015, the Company paid dividends of approximately $1.0 billion to its parent, $500 of which was paid after June 30, 2015, based on the approval of the CTDOI. The Company has no ordinary dividend capacity for the remainder of 2015.
The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to Massachusetts Mutual Life Insurance Company ("MassMutual") and The Prudential Insurance Company of America ("Prudential"), respectively. Reinsurance recoverables due from MassMutual and Prudential are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of June 30, 2015, $1.6 billion of unsecured reinsurance recoverables from Prudential represent approximately 18% of the Company's consolidated stockholder's equity. As of June 30, 2015, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements

Financial instruments carried at fair value in the Company's Condensed Consolidated Financial Statements include: fixed maturity and equity securities, available-for-sale ("AFS"); fixed maturities at fair value using the fair value option ("FVO"); equity securities, FVO; short-term investments; freestanding and embedded derivatives; certain limited partnerships and other alternative investment; separate account assets and certain other liabilities.
The following section applies to the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds and exchange-traded derivative instruments.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included are hedge funds where investment company accounting guidance has been applied to a wholly-owned fund of funds measured at fair value where an investment can be redeemed, or substantially redeemed, at the net asset value per share or equivalent ("NAV") on the measurement date or in the near-term, not to exceed 90 days. Derivative instruments classified within Level 2 are priced using observable market inputs such as swap yield curves and credit default swap curves.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative instruments, as well as hedge fund investments carried at fair value, consistent with investment company accounting guidance, that cannot be redeemed in the near-term at the NAV. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs, as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $155 and $227 for the three and six months ended June 30, 2015, respectively, and $77 and $1.2 billion for the three and six months ended June 30, 2014, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and six months ended June 30, 2015 and 2014 there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,212	$—	$1,198	$14
CDOs	1,421	—	1,073	348
CMBS	2,029	—	1,942	87
Corporate	15,644	—	15,097	547
Foreign government/government agencies	351	—	336	15
Municipal	1,052	—	1,003	49
RMBS	1,689	—	1,027	662
U.S. Treasuries	2,034	115	1,919	—
Total fixed maturities	25,432	115	23,595	1,722
Fixed maturities, FVO	213	—	141	72
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	178	98	36	44
Derivative assets
Credit derivatives	19	—	19	—
Commodity derivatives	2	—	—	2
Equity derivatives	—	—	—	—
Foreign exchange derivatives	2	—	2	—
Interest rate derivatives	101	—	101	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	87	—	6	81
Macro hedge program	100	—	—	100
Total derivative assets [2]	311	—	128	183
Short-term investments	1,412	334	1,078	—
Reinsurance recoverable for GMWB	50	—	—	50
Modified coinsurance reinsurance contracts	60	—	60	—
Separate account assets [3]	126,683	86,300	39,648	735
Total assets accounted for at fair value on a recurring basis	$154,350	$86,858	$64,686	$2,806
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(112)	$—	$—	$(112)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(138)	—	—	(138)
Derivative liabilities
Credit derivatives	(15)	—	(15)	—
Commodity derivatives	—	—	—	—
Equity derivatives	28	—	25	3
Foreign exchange derivatives	(479)	—	(479)	—
Interest rate derivatives	(371)	—	(343)	(28)
GMWB hedging instruments	47	—	3	44
Macro hedge program	65	—	—	65
Total derivative liabilities [4]	(725)	—	(809)	84
Consumer notes [5]	(3)	—	—	(3)
Total liabilities accounted for at fair value on a recurring basis	$(866)	$—	$(809)	$(57)

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

[2]
Includes over-the-counter ("OTC") and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of June 30, 2015 and December 31, 2014, $280 and $399, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the preceding table. See the following footnote 4 for derivative liabilities.

[3]
Approximately $3.8 billion and $2.5 billion of investment sales receivable, as of June 30, 2015 and December 31, 2014, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

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
Fixed Maturities, AFS; Fixed Maturities, FVO; Equity Securities, AFS; Equity Securities, FVO; and Short-term Investments
The fair value of fixed maturities, equity securities, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering the following primary sources of information: quoted prices for identical assets or liabilities, third-party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, and the remaining unpriced securities are submitted to independent brokers for prices, or priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds, and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon the preceding outlined available market observable information. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3% for fixed maturities and 5% for equity securities and trade prices that differ over 3% to the current day's price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that have not changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs for OTC derivatives, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2015 and December 31, 2014, 94% and 95%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Valuation Techniques and Inputs for Investments
Generally, the Company determines the estimated fair value of its fixed maturities, equity securities, and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, exchange-traded equity securities, short-term investments, and exchange traded futures and option contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
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

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by sub-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, and bank loans. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are below investment grade private placements, as well as certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements; but also include equity and interest rate volatility and swap yield curves beyond observable limits, and commodity price curves.

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

	As of June 30, 2015
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$87	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	41bps	577bps	186bps	Decrease
Corporate [3]	252	Discounted cash flows	Spread	138bps	728bps	368bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	192bps	192bps	192bps	Decrease
RMBS	662	Discounted cash flows	Spread	36bps	1,748bps	146bps	Decrease
			Constant prepayment rate	—%	100%	6%	Decrease [4]
			Constant default rate	—%	14%	6%	Decrease
			Loss severity	—%	100%	76%	Decrease
	As of December 31, 2014
CMBS	$119	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	46bps	2,475bps	284bps	Decrease
Corporate [3]	324	Discounted cash flows	Spread	123bps	765bps	267bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	212bps	212bps	212bps	Decrease
RMBS	734	Discounted cash flows	Spread	23bps	1,904bps	141bps	Decrease
			Constant prepayment rate	—%	7%	3%	Decrease [4]
			Constant default rate	1%	14%	7%	Decrease
			Loss severity	—%	100%	78%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the preceding table.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of June 30, 2015
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate swaps	$(28)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Customized swaps	125	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	165	Option model	Equity volatility	15%	28%	Increase
	As of December 31, 2014
Interest rate derivative
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	2	Option Model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	46	Option model	Equity volatility	22%	34%	Increase
Customized swaps	124	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	141	Option model	Equity volatility	27%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, June 30, 2015, no significant adjustments were made by the Company to broker prices received.
Product Derivatives
The Company formerly offered and subsequently reinsured certain variable annuity products with U.S. GMWB riders. Also the Company formerly assumed GMWB, guaranteed minimum income benefit ("GMIB") and guaranteed minimum accumulation benefit ("GMAB") from HLIKK. Upon its sale, HLIKK recaptured certain risks reinsured to the Company and HLAI by terminating intercompany agreements. The Buyer is responsible for all liabilities related to the recaptured business. For further discussion of the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
The fair value of the GMWB reinsurance derivative is calculated as an aggregation of the components described in Living Benefits Required to be Fair Valued discussion below and is modeled using significant unobservable policyholder behavior inputs, identical to those used in calculating the underlying liability, such as lapses, fund selection, resets and withdrawal utilization and risk margins.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three and six months ended June 30, 2015, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized losses of $(2). For the three and six months ended June 30, 2014, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains of $2 and $39, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder behavior assumption updates related to the behavior risk margin for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014 the behavior risk margin was $69 and $74, respectively.
In addition to the non-market-based updates described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of $1 and $11 for the three and six months ended June 30, 2015, respectively, and pre-tax realized gains of $7 and $10 for the three and six months ended June 30, 2014, respectively.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three months ended June 30, 2015, for financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of March 31, 2015	$96	$362	$119	$670	$17	$52	$674	$1,990	$72
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	—	—	—	—	—	—	—	—
Included in OCI [3]	(2)	(2)	1	(10)	(2)	(3)	1	(17)	—
Purchases	9	—	—	2	2	—	35	48	1
Settlements	—	(12)	(13)	(26)	(1)	—	(29)	(81)	1
Sales	(6)	—	(3)	(12)	(1)	—	(35)	(57)	(1)
Transfers into Level 3 [4]	—	—	—	—	—	—	16	16	—
Transfers out of Level 3 [4]	(83)	—	(17)	(77)	—	—	—	(177)	(1)
Fair value as of June 30, 2015	$14	$348	$87	$547	$15	$49	$662	$1,722	$72
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [6]	$—	$—	$—	$—	$—	$—	$—	$—	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of March 31, 2015	$48	$(6)	$—	$5	$(30)	$159	$187	$315
Total realized/unrealized gains (losses)
Included in net income [1] [2]	6	(2)	(4)	(2)	3	(34)	(22)	(61)
Included in OCI [3]	—	—	—	—	—	—	—	—
Purchases	1	(2)	—	—	—	—	—	(2)
Settlements	—	—	—	—	(1)	—	—	(1)
Sales	(8)	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	6	—	—	—	—	6
Transfers out of Level 3 [4]	(3)	10	—	—	—	—	—	10
Fair value as of June 30, 2015	$44	$—	$2	$3	$(28)	$125	$165	$267
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [6]	$—	$—	$(4)	$—	$3	$(32)	$(18)	$(51)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of March 31, 2015	$65	$602
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(16)	7
Included in OCI	—	(1)
Purchases	—	224
Settlements	1	(5)
Sales	—	(44)
Transfers into Level 3 [4]	—	5
Transfers out of Level 3 [4]	—	(53)
Fair value as of June 30, 2015	$50	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [6]	$(16)	$7

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of March 31, 2015	$(176)	$(26)	$(202)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	78	—	78	—
Settlements	(14)	—	(14)	—
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [6]	$78	$—	$78	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following tables provide fair value roll-forwards for the six months ended June 30, 2015, for financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2015	$82	$360	$119	$646	$30	$54	$734	$2,025	$84
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	(1)	—	(2)	—	—	(1)	(4)	(4)
Included in OCI [3]	(2)	13	(1)	(26)	(2)	(5)	1	(22)	—
Purchases	22	—	12	3	3	—	46	86	5
Settlements	—	(18)	(19)	(24)	(2)	—	(58)	(121)	2
Sales	(6)	—	(3)	(15)	(14)	—	(57)	(95)	(5)
Transfers into Level 3 [4]	1	—	4	58	—	—	16	79	—
Transfers out of Level 3 [4]	(83)	(6)	(25)	(93)	—	—	(19)	(226)	(10)
Fair value as of June 30, 2015	$14	$348	$87	$547	$15	$49	$662	$1,722	$72
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [6]	$—	$(1)	$(1)	$(1)	$—	$—	$—	$(3)	$(2)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2015	$48	$(3)	$—	$5	$(27)	$170	$141	$286
Total realized/unrealized gains (losses)
Included in net income [1] [2]	6	1	(4)	8	—	(25)	(23)	(43)
Included in OCI [3]	(2)	—	—	—	—	—	—	—
Purchases	3	(8)	—	—	—	—	47	39
Settlements	—	—	—	(10)	(1)	(20)	—	(31)
Sales	(8)	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	6	—	—	—	—	6
Transfers out of Level 3 [4]	(3)	10	—	—	—	—	—	10
Fair value as of June 30, 2015	$44	$—	$2	$3	$(28)	$125	$165	$267
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [6]	$—	$3	$(4)	$1	$(2)	$(16)	$(15)	$(33)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$56	$578
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(9)	7
Included in OCI	—	(1)
Purchases	—	262
Settlements	3	(10)
Sales	—	(50)
Transfers into Level 3 [4]	—	6
Transfers out of Level 3 [4]	—	(57)
Fair value as of June 30, 2015	$50	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [6]	$(9)	$7

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	59	—	59	—
Settlements	(32)	—	(32)	—
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [6]	$59	$—	$59	$—
The following tables provide fair value roll-forwards for the three months ended June 30, 2014, for financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2014	$35	$449	$309	$768	$30	$51	$807	$2,449	$190
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	—	1	(2)	—	—	10	9	5
Included in OCI [3]	1	6	1	7	1	2	(8)	10	—
Purchases	24	—	2	21	1	—	55	103	5
Settlements	(1)	(16)	(23)	(20)	—	—	(30)	(90)	(2)
Sales	(8)	—	(1)	(24)	(3)	(1)	(35)	(72)	(60)
Transfers into Level 3 [4]	—	—	—	77	—	—	—	77	—
Transfers out of Level 3 [4]	—	(54)	(43)	(94)	—	—	(24)	(215)	—
Fair value as of June 30, 2014	$51	$385	$246	$733	$29	$52	$775	$2,271	$138
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [6]	$—	$—	$—	$(2)	$—	$—	$(1)	$(3)	$10

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Total Free-Standing Derivatives [5]
Fair value as of March 31, 2014	$52	$1	$2	$123	$133	$(40)	$219
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	(1)	—	(26)	(15)	12	(30)
Purchases	—	—	—	—	2	—	2
Settlements	—	—	—	—	—	(5)	(5)
Transfers out of Level 3 [4]	—	—	—	—	—	33	33
Fair value as of June 30, 2014	$52	$—	$2	$97	$120	$—	$219
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [6]	$—	$(1)	$—	$(26)	$(15)	$—	$(42)

Assets	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of March 31, 2014	$(509)	$762
Total realized/unrealized gains (losses)
Included in net income [1] [2]	533	(1)
Purchases	—	136
Settlements	7	(1)
Sales	—	(78)
Transfers into Level 3 [4]	—	3
Transfers out of Level 3 [4]	—	(8)
Fair value as of June 30, 2014	$31	$813
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [6]	$533	$1

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Withdrawal Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of March 31, 2014	$(535)	$(19)	$(554)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	596	(3)	593	—
Settlements	(59)	—	(59)	—
Fair value as of June 30, 2014	$2	$(22)	$(20)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [6]	$596	$(3)	$593	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following tables provide fair value roll-forwards for the six months ended June 30, 2014, for financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$108	$428	$360	$790	$38	$49	$798	$2,571	$178
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	—	9	(6)	(1)	—	9	11	14
Included in OCI [3]	3	6	(5)	25	4	4	1	38	—
Purchases	24	—	3	45	1	—	142	215	10
Settlements	(1)	(27)	(48)	(18)	(2)	—	(61)	(157)	(3)
Sales	(11)	(9)	(23)	(58)	(11)	(1)	(82)	(195)	(61)
Transfers into Level 3 [4]	—	48	—	107	—	—	—	155	—
Transfers out of Level 3 [4]	(72)	(61)	(50)	(152)	—	—	(32)	(367)	—
Fair value as of June 30, 2014	$51	$385	$246	$733	$29	$52	$775	$2,271	$138
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [6]	$—	$—	$—	$(7)	$(2)	$—	$(1)	$(10)	$18

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2014	$51	$2	$2	$(24)	$146	$139	$(61)	$204
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(1)	(2)	—	—	(60)	(25)	24	(63)
Included in OCI [3]	2	—	—	—	—	—	—	—
Purchases	—	—	—	—	4	6	9	19
Settlements	—	—	—	—	7	—	(5)	2
Transfers out of Level 3 [4]	—	—	—	24	—	—	33	57
Fair value as of June 30, 2014	$52	$—	$2	$—	$97	$120	$—	$219
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [6]	$(1)	$(2)	$—	$(1)	$(76)	$(25)	$17	$(87)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of January 1, 2014	$(467)	$737
Total realized/unrealized gains (losses)
Included in net income [1] [2]	426	4
Purchases	—	265
Settlements	72	(1)
Sales	—	(163)
Transfers into Level 3 [4]	—	4
Transfers out of Level 3 [4]	—	(33)
Fair value as of June 30, 2014	$31	$813
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [6]	$426	$6

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7][8]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(576)	$(18)	$(594)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	670	(4)	666	—
Settlements	(92)	—	(92)	—
Fair value as of June 30, 2014	$2	$(22)	$(20)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [6]	$670	$(4)	$666	$—

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

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).
Fair Value Option
FVO investments include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate, for which the company has elected the fair value option. The Company also classifies the underlying fixed maturities held in certain consolidated investment funds within the Fixed Maturities, FVO line on the Condensed Consolidated Balance Sheets. The Company reports consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Assets
Fixed maturities, FVO
Corporate	$(2)	$2	$1	$3
CRE CDOs	—	7	1	16
Foreign government	—	7	—	16
RMBS	(4)	—	(3)	1
Total fixed maturities, FVO	$(6)	$16	$(1)	$36
Equity, FVO	$2	—	$2	$—
Total realized capital gains	$(4)	$16	$1	$36
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	June 30, 2015	December 31, 2014
Assets
Fixed maturities, FVO
ABS	$4	$13
Corporate	29	96
CDO	70	67
CMBS	7	15
Foreign government	1	3
Municipals	1	2
RMBS	99	82
U.S. Government	2	2
Total fixed maturities, FVO	$213	$280
Equity, FVO [1]	$—	$248

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of June 30, 2015.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value and not included in the preceding fair value discussion.

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,438	$1,438	$1,430	$1,430
Mortgage loans	Level 3	2,999	3,099	3,109	3,280
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,773	$6,765	$7,134	$7,353
Consumer notes [2]	Level 3	56	59	68	68
Assumed investment contracts [3]	Level 3	760	831	763	851

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2015	2014	2015	2014
Gross gains on sales	$65	$54	$184	$162
Gross losses on sales	(53)	(91)	(148)	(195)
Net OTTI losses recognized in earnings	(2)	(3)	(8)	(10)
Valuation allowances on mortgage loans	—	(4)	(4)	(4)
Japanese fixed annuity contract hedges, net [1]	—	(5)	—	(14)
Periodic net coupon settlements on credit derivatives	2	4	3	9
Results of variable annuity hedge program
GMWB derivatives, net	(4)	(6)	(3)	9
Macro hedge program	(23)	(15)	(27)	(25)
Total U.S. program	(27)	(21)	(30)	(16)
International Program [2]	—	(103)	—	(126)
Total results of variable annuity hedge program	(27)	(124)	(30)	(142)
GMIB/GMAB/GMWB reinsurance	—	528	—	579
Modified coinsurance reinsurance contracts	37	524	26	394
Other, net [3]	(9)	(233)	(19)	(235)
Net realized capital gains, before-tax	$13	$650	$4	$544

[1]
Includes gains (losses) of $(22) and $(51), respectively, for the three and six months ended June 30, 2014 on transactional foreign currency re-valuation related to the Japan fixed annuity product. Also includes gains (losses) of $17 and $37, respectively, for the three and six months ended June 30, 2014, due to change in value related to the derivative hedging instruments and the Japan government FVO securities.

[2]	Includes transactional foreign currency re-valuation gains (losses) of $(1) and $2, respectively, for the three and six months ended June 30, 2014.

[3]
Other, net gains and losses include transactional foreign currency revaluation gains (losses) on yen denominated fixed payout annuity liabilities and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. Gains (losses) from transactional foreign currency revaluation of the reinsured liabilities were $16 and $(18), respectively, for the three months ended June 30, 2015 and 2014, and $16 and $(46), respectively, for the six months ended June 30, 2015 and 2014. Gains (losses) on instruments used to hedge the foreign currency exposure on the reinsured fixed payout annuities were $(17) and $13, respectively, for the three months ended June 30, 2015 and 2014, and $(31) and $28, respectively for the six months ended June 30, 2015 and 2014.

Net realized capital gains and losses from investment sales, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $16 and $34, respectively, for the three and six months ended June 30, 2015, and $(44) and $(41) for the three and six months ended June 30, 2014 , respectively. Proceeds from sales of AFS securities totaled $2.5 billion and $5.6 billion, respectively, for the three and six months ended June 30, 2015, and $2.2 billion and $5.6 billion for the three and six months ended June 30, 2014, respectively.
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
Impairments for the three and six months ended June 30, 2015 were $2 and $8, respectively, and $3 and $10 for the three and six months ended June 30, 2014, respectively. Impairments for the three and six months ended June 30, 2015 primarily consisted of securities in an unrealized loss position which the Company had made the decision to sell. Impairments for the three and six months ended June 30, 2014 primarily consisted of credit impairments caused by issuer specific deterioration.
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2015	2014	2015	2014
Balance, beginning of period	$(288)	$(382)	$(296)	$(410)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—	(2)	(3)
Securities previously impaired	—	(3)	—	(6)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	3	29	5	59
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	1	—
Securities due to an increase in expected cash flows	15	5	22	9
Balance, end of period	$(270)	$(351)	$(270)	$(351)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,221	$19	$(28)	$1,212	$—	$1,181	$20	$(30)	$1,171	$—
CDOs [2]	1,340	90	(8)	1,421	—	1,083	84	(20)	1,148	—
CMBS	1,965	79	(15)	2,029	(3)	1,797	97	(7)	1,887	(3)
Corporate	14,583	1,185	(124)	15,644	(6)	14,166	1,685	(109)	15,742	(3)
Foreign govt./govt. agencies	337	19	(5)	351	—	576	35	(9)	602	—
Municipal	988	74	(10)	1,052	—	935	118	(1)	1,052	—
RMBS	1,647	52	(10)	1,689	—	1,805	64	(12)	1,857	—
U.S. Treasuries	1,879	158	(3)	2,034	—	1,717	261	(1)	1,977	—
Total fixed maturities, AFS	23,960	1,676	(203)	25,432	(9)	23,260	2,364	(189)	25,436	(6)
Equity securities, AFS [3]	167	21	(10)	178	—	275	10	(19)	266	—
Total AFS securities	$24,127	$1,697	$(213)	$25,610	$(9)	$23,535	$2,374	$(208)	$25,702	$(6)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2015 and December 31, 2014.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value will be recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO, with a cost and fair value of $250 and $248, respectively, as of December 31, 2014. The Company did not hold any equity securities, FVO as of June 30, 2015.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2015		December 31, 2014
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$768	$777	$1,031	$1,043
Over one year through five years	5,315	5,527	4,902	5,168
Over five years through ten years	3,595	3,695	3,345	3,501
Over ten years	8,109	9,082	8,116	9,661
Subtotal	17,787	19,081	17,394	19,373
Mortgage-backed and asset-backed securities	6,173	6,351	5,866	6,063
Total fixed maturities, AFS	$23,960	$25,432	$23,260	$25,436
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
The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and certain U.S. government securities as of June 30, 2015 and December 31, 2014. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in the Company’s 2014 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$293	$292	$(1)	$295	$268	$(27)	$588	$560	$(28)
CDOs [1]	422	420	(2)	605	598	(6)	1,027	1,018	(8)
CMBS	473	463	(10)	100	95	(5)	573	558	(15)
Corporate	3,711	3,615	(96)	319	291	(28)	4,030	3,906	(124)
Foreign govt./govt. agencies	110	106	(4)	17	16	(1)	127	122	(5)
Municipal	207	198	(9)	4	3	(1)	211	201	(10)
RMBS	288	286	(2)	201	193	(8)	489	479	(10)
U.S. Treasuries	267	264	(3)	11	11	—	278	275	(3)
Total fixed maturities, AFS	5,771	5,644	(127)	1,552	1,475	(76)	7,323	7,119	(203)
Equity securities, AFS [2]	57	52	(5)	51	46	(5)	108	98	(10)
Total securities in an unrealized loss position	$5,828	$5,696	$(132)	$1,603	$1,521	$(81)	$7,431	$7,217	$(213)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$368	$367	$(1)	$340	$311	$(29)	$708	$678	$(30)
CDOs [1]	123	122	(1)	771	753	(19)	894	875	(20)
CMBS	109	108	(1)	194	188	(6)	303	296	(7)
Corporate	1,542	1,491	(51)	661	603	(58)	2,203	2,094	(109)
Foreign govt./govt. agencies	145	140	(5)	68	64	(4)	213	204	(9)
Municipal	14	14	—	13	12	(1)	27	26	(1)
RMBS	148	147	(1)	229	218	(11)	377	365	(12)
U.S. Treasuries	184	184	—	18	17	(1)	202	201	(1)
Total fixed maturities, AFS	2,633	2,573	(60)	2,294	2,166	(129)	4,927	4,739	(189)
Equity securities, AFS [2]	81	75	(6)	92	79	(13)	173	154	(19)
Total securities in an unrealized loss position	$2,714	$2,648	$(66)	$2,386	$2,245	$(142)	$5,100	$4,893	$(208)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of June 30, 2015 and December 31, 2014, excludes equity securities, FVO which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of June 30, 2015, AFS securities in an unrealized loss position, consisted of 2,277 securities, primarily in the corporate sector, as well as commercial and residential real estate and student loan ABS, which are depressed primarily due to an increase in interest rates and/or wider credit spreads since the securities were purchased. As of June 30, 2015, 94% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses as compared to December 31, 2014, was primarily attributable to an increase in interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to student loan ABS, certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, and structured securities with exposure to commercial and residential real estate. Student loan ABS and corporate securities are primarily depressed because the securities have floating-rate coupons and have long-dated maturities, or are perpetual, and current credit spreads are wider than when these securities were purchased. For certain commercial and residential real estate securities, current market spreads continue to be wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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

	June 30, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$3,018	$(19)	$2,999	$3,124	$(15)	$3,109

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of June 30, 2015, and December 31, 2014, the carrying value of mortgage loans associated with the valuation allowance was $45 and $49, respectively. There were no mortgage loans held-for-sale as of June 30, 2015 or December 31, 2014. As of June 30, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Six Months Ended June 30,
	2015	2014
Balance, beginning of period	$(15)	$(12)
(Additions)/Reversals	(4)	(4)
Deductions	—	—
Balance, end of period	$(19)	$(16)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 56% as of June 30, 2015, while the weighted-average LTV ratio at origination of these loans was 64%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.39x as of June 30, 2015. The Company held no delinquent commercial mortgage loans as of June 30, 2015.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2015		December 31, 2014
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$18	1.13x	$21	1.14x
65% - 80%	452	1.72x	452	1.71x
Less than 65%	2,529	2.53x	2,636	2.49x
Total commercial mortgage loans	$2,999	2.39x	$3,109	2.36x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$63	2.1%	$64	2.1%
Middle Atlantic	245	8.2%	272	8.7%
Mountain	35	1.2%	35	1.1%
New England	146	4.9%	146	4.7%
Pacific	918	30.5%	905	29.1%
South Atlantic	566	18.9%	532	17.1%
West North Central	1	—%	15	0.5%
West South Central	125	4.2%	125	4.0%
Other [1]	900	30.0%	1,015	32.7%
Total mortgage loans	$2,999	100.0%	$3,109	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$22	0.7%	$22	0.7%
Industrial	960	32.1%	989	31.8%
Lodging	26	0.9%	26	0.8%
Multifamily	547	18.2%	522	16.8%
Office	720	24.0%	723	23.3%
Retail	610	20.3%	713	22.9%
Other	114	3.8%	114	3.7%
Total mortgage loans	$2,999	100.0%	$3,109	100.0%

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

	June 30, 2015			December 31, 2014
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
Investment funds [3]	$53	$10	$43	$154	$20	$138
Limited partnerships and other alternative investments	2	1	1	3	2	1
Total	$55	$11	$44	$157	$22	$139

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company does not hold any investments issued by VIEs for which the Company is not the primary beneficiary as of June 30, 2015 and December 31, 2014. In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the fixed maturities, AFS or fixed maturities, FVO, on the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
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
As of June 30, 2015, the Company reported in fixed maturities, AFS on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $112. The Company reported a corresponding obligation to repurchase the pledged securities of $115 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of June 30, 2015. The Company had no outstanding repurchase agreements or dollar roll transactions as of December 31, 2014.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2015 and December 31, 2014 the fair value of securities on deposit was approximately $13 and $14, respectively.
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
Strategies that qualify for hedge accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements, included in the Company’s 2014 Form 10-K Annual Report. Typically, these hedge relationships include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the securities being hedged closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
Fair value hedges
Interest rate swaps are used to hedge the changes in fair value of fixed maturity securities due to fluctuations in interest rates. These swaps are typically used to manage interest rate duration.

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
The non-qualifying strategies include:
Interest rate swaps, swaptions and futures
The Company uses interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2015 and December 31, 2014 the notional amount of interest rate swaps in offsetting relationships was $4.5 billion.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Fixed payout annuity hedge
The Company formerly offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") and continues to reinsure certain yen denominated fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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
Equity index swaps and options
During 2015, the Company entered into total return swaps to hedge equity risk of specific common stock investments which are accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). The Company also enters into equity index options with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
Commodity contracts
During 2015, the Company purchased for $6 put option contracts on West Texas Intermediate oil futures with a strike of $35 dollars per barrel in order to partially offset potential losses related to certain fixed maturity securities that could arise if oil prices decline substantially. These options expire in early 2016.
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

	Notional Amount		Fair Value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Customized swaps	$6,493	$7,041	$116	$124
Equity swaps, options, and futures	1,719	3,761	10	39
Interest rate swaps and futures	3,520	3,640	8	11
Total	$11,732	$14,442	$134	$174
Macro hedge program
The Company utilizes equity options, swaps and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Equity swaps, options, and futures	$4,591	$5,983	$165	$141
Foreign currency options	—	400	—	—
Total	$4,591	$6,383	$165	$141
Modified coinsurance reinsurance contracts
As of June 30, 2015 and December 31, 2014, the Company had approximately $921 and $1.0 billion, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Cash flow hedges
Interest rate swaps	$2,187	$2,242	$34	$37	$34	$37	$—	$—
Foreign currency swaps	143	143	(20)	(19)	4	3	(24)	(22)
Total cash flow hedges	2,330	2,385	14	18	38	40	(24)	(22)
Fair value hedges
Interest rate swaps	49	32	—	—	—	—	—	—
Total fair value hedges	49	32	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,862	4,857	(304)	(323)	314	385	(618)	(708)
Foreign exchange contracts
Foreign currency swaps and forwards	65	60	1	—	1	—	—	—
Fixed payout annuity hedge	1,319	1,319	(458)	(427)	—	—	(458)	(427)
Credit contracts
Credit derivatives that purchase credit protection	66	276	1	(1)	2	4	(1)	(5)
Credit derivatives that assume credit risk [1]	1,398	946	3	7	14	11	(11)	(4)
Credit derivatives in offsetting positions	1,506	2,175	(1)	(1)	18	21	(19)	(22)
Equity contracts
Equity index swaps and options	120	422	(1)	1	28	30	(29)	(29)
Commodity contracts
Commodity options	378	—	2	—	2	—	—	—
Variable annuity hedge program
GMWB product derivatives [2]	16,361	17,908	(112)	(139)	—	—	(112)	(139)
GMWB reinsurance contracts	3,366	3,659	50	56	50	56	—	—
GMWB hedging instruments	11,732	14,442	134	174	246	289	(112)	(115)
Macro hedge program	4,591	6,383	165	141	200	180	(35)	(39)
Other
Modified coinsurance reinsurance contracts	921	974	60	34	60	34	—	—
Total non-qualifying strategies	46,685	53,421	(460)	(478)	935	1,010	(1,395)	(1,488)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$49,064	$55,838	$(446)	$(460)	$973	$1,050	$(1,419)	$(1,510)
Balance Sheet Location
Fixed maturities, available-for-sale	$184	$186	$(1)	$1	$—	$1	$(1)	$—
Other investments	13,198	13,588	311	339	429	478	(118)	(139)
Other liabilities	14,984	19,473	(728)	(725)	434	481	(1,162)	(1,206)
Reinsurance recoverable	4,287	4,633	110	90	110	90	—	—
Other policyholder funds and benefits payable	16,411	17,958	(138)	(165)	—	—	(138)	(165)
Total derivatives	$49,064	$55,838	$(446)	$(460)	$973	$1,050	$(1,419)	$(1,510)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2014 was primarily due to the following:

•	The decline in notional amount related to the GMWB hedging instruments and the macro hedge program was primarily driven by portfolio re-balancing and expiration of certain options.
Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2014 was primarily related to the following:

•
The increase in the fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by an increase in long-term interest rates.

•	The increase in the fair value related to the macro hedge program was primarily driven by the purchase of index options.

•
The increase in fair value of non-qualifying interest rate derivatives was primarily due to an increase in interest rates, while the fair value of cash flow interest rate swaps, which are generally swapping a variable rate for a fixed rate, declined in value.

•
These improvements in fair value were partially offset by a decrease in fair value associated with the fixed payout annuity hedges primarily driven by the depreciation of the Japanese yen in comparison to the U.S. dollar and a decline in short-term U.S. interest rates.

•
These improvements in fair value were also partially offset by a decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, primarily driven by an increase in interest rates and equity markets.

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
As of June 30, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$863	$712	$311	$(160)	$80	$71

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,280)	$(494)	$(725)	$(61)	$(936)	$150

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

[3]
Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty. Not included in this amount are embedded derivatives associated with consumer notes of $(3) as of June 30, 2015 and December 31, 2014, which were not eligible for offset in the Company's Condensed Consolidated Balance Sheets.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Interest rate swaps	$(22)	$20	$(2)	$30	$—	$—	$—	$(1)
Foreign currency swaps	6	(2)	(1)	(3)	—	—	—	—
Total	$(16)	$18	$(3)	$27	$—	$—	$—	$(1)

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three months ended June 30,		Six months ended June 30,
	Location	2015	2014	2015	2014
Interest rate swaps	Net realized capital gain/(loss)	$—	$—	$(1)	$1
Interest rate swaps	Net investment income	9	3	17	26
Foreign currency swaps	Net realized capital gain/(loss)	3	—	(7)	—
Total		$12	$3	$9	$27
As of June 30, 2015, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $20. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and six months ended June 30, 2015 and June 30, 2014, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three months ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$—	$—	$(1)	$1	$—	$—	$(2)	$2
Total	$—	$—	$(1)	$1	$—	$—	$(2)	$2

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(2)	$(2)	$(3)	$(1)
Foreign exchange contracts
Foreign currency swaps and forwards	—	1	2	2
Fixed payout annuity hedge [1]	(17)	13	(31)	28
Japanese fixed annuity hedging instruments [2]	—	10	—	22
Credit contracts
Credit derivatives that purchase credit protection	—	(3)	(1)	(6)
Credit derivatives that assume credit risk	(4)	11	2	11
Equity contracts
Equity index swaps and options	4	1	2	1
Commodity contracts
Commodity options	(4)	—	(7)	—
Variable annuity hedge program
GMWB product derivatives	78	55	59	91
GMWB reinsurance contracts	(16)	(7)	(9)	(11)
GMWB hedging instruments	(66)	(54)	(53)	(71)
Macro hedge program	(23)	(15)	(27)	(25)
International program hedging instruments	—	(103)	—	(126)
Other
GMIB, GMAB, and GMWB reinsurance contracts	—	528	—	579
Modified coinsurance reinsurance contracts	37	524	26	394
Total [3]	$(13)	$959	$(40)	$888

[1]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains of $16 and $(18) for the three months ended June 30, 2015 and 2014, respectively, and $16 and $(46) for the six months ended June 30, 2015 and 2014, respectively.

[2]	The associated liability is adjusted for changes in foreign exchange spot rates through realized capital gains and was $(22) and $(51) for the three and six months ended June 30, 2014, respectively.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

For the three and six months ended June 30, 2015, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The losses on the macro hedge program were primarily driven by time decay on options and an increase in interest rates.

•
The net losses related to the fixed payout annuity hedge were primarily driven by the depreciation of the Japanese yen in comparison to the U.S. dollar, partially offset by an increase in U.S. interest rates. In addition, for the six months ended June 30, 2015 losses were driven by a decline in short-term U.S. interest rates.

•	The gain on the GMWB product derivatives was largely driven by an increase in interest rates, offset by losses on the GMWB reinsurance contracts and GMWB hedging instruments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

•
The gains associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, were primarily driven by an increase in long-term interest rates during the period. The assets remain on the Company's books and the Company recorded offsetting losses in OCI as a result of the decrease in market value of the bonds.

In addition, the Company recognized gains of $1 and $4, respectively, for the three months ended June 30, 2015, and 2014, and gains of $1 and $11, respectively, for the six months ended June 30, 2015, and 2014 due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three and six months ended June 30, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gains on the coinsurance and modified coinsurance reinsurance contracts were primarily due to the termination of certain contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination refer to Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

•
The net gains on derivatives associated with GMIB, GMAB, and GMWB reinsurance contracts were driven by the sale of HLIKK and concurrent recapture of the associated risks. For further discussion related to the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

•	The net losses associated with the international program hedging instruments were primarily driven by an improvement in global equity markets and declines in volatility levels and interest rates.

•	The net losses on the macro hedge program were primarily due to an improvement in domestic equity markets and lower equity volatility.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2015 and December 31, 2014.
 As of June 30, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$177	$2	2 years	Corporate Credit/ Foreign Gov.	BBB+	$152	$(3)
Below investment grade risk exposure	4	—	Less than 1 year	Corporate Credit	CCC+	4	—
Basket credit default swaps [4]
Investment grade risk exposure	1,157	16	4 years	Corporate Credit	BBB+	346	(4)
Below investment grade risk exposure	31	2	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	557	(11)	6 years	CMBS Credit	AA+	176	1
Below investment grade risk exposure	75	(11)	2 years	CMBS Credit	CCC+	75	11
Embedded credit derivatives
Investment grade risk exposure	150	149	2 years	Corporate Credit	A+	—	—
Total [5]	$2,151	$147				$753	$5
 As of December 31, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$212	$3	3 years	Corporate Credit/ Foreign Gov.	A-	$163	$(3)
Below investment grade risk exposure	4	—	1 year	Corporate Credit	CCC	4	—
Basket credit default swaps [4]
Investment grade risk exposure	1,240	14	4 years	Corporate Credit	BBB+	667	(6)
Below investment grade risk exposure	9	(1)	5 years	Corporate Credit	BBB-	—	—
Investment grade risk exposure	344	(4)	5 years	CMBS Credit	AA	179	2
Below investment grade risk exposure	75	(11)	2 years	CMBS Credit	CCC+	75	11
Embedded credit derivatives
Investment grade risk exposure	150	147	2 years	Corporate Credit	A	—	—
Total [5]	$2,034	$148				$1,088	$4

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

[4]
Includes $1.8 billion and $1.7 billion as of June 30, 2015 and December 31, 2014, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2015 and December 31, 2014, the Company pledged cash collateral associated with derivative instruments with a fair value of $40 and $16, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $936 and $900, respectively, as of June 30, 2015 and December 31, 2014, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of June 30, 2015 and December 31, 2014 the Company accepted cash collateral associated with derivative instruments of $30 and $33, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of June 30, 2015 and December 31, 2014 of $80 and $83, respectively, of which the Company has the ability to sell or repledge $80 and $83, respectively. As of June 30, 2015 and December 31, 2014, the fair value of repledged securities totaled $0 and $0, respectively, and the Company did not sell any securities. In addition, as of June 30, 2015 and December 31, 2014, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred	81	146
Paid	(56)	—
Unlock	(61)	(11)
Liability balance as of June 30, 2015	$776	$2,176
Reinsurance recoverable asset, as of January 1, 2015	$480	$2,041
Incurred	50	135
Paid	(45)	—
Unlock	2	—
Reinsurance recoverable asset, as of June 30, 2015	$487	$2,176

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2014	$849	$1,802
Incurred	89	115
Paid	(57)	—
Unlock	(24)	—
Liability balance as of June 30, 2014	$857	$1,917
Reinsurance recoverable asset, as of January 1, 2014	$533	$1,802
Incurred	52	115
Paid	(44)	—
Unlock	(14)	—
Reinsurance recoverable asset, as of June 30, 2014	$527	$1,917

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table presents details concerning GMDB/GMWB exposure as of June 30, 2015:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$15,974	$2,537	$396	70
With 5% rollup [2]	1,382	202	60	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,125	558	81	69
With 5% rollup & EPB	530	113	25	72
Total MAV	22,011	3,410	562
Asset Protection Benefit (APB) [4]	13,461	234	153	69
Lifetime Income Benefit (LIB) – Death Benefit [5]	576	7	7	68
Reset [6] (5-7 years)	2,803	12	12	70
Return of Premium [7] /Other	10,508	56	50	67
Subtotal Variable Annuity with GMDB/GMWB [10]	49,359	3,719	784	69
Less: General Account Value with GMDB/GMWB	3,904
Subtotal Separate Account Liabilities with GMDB	45,455
Separate Account Liabilities without GMDB	86,022
Total Separate Account Liabilities	$131,477

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $7.8 billion of total account value and weighted average attained age of 71 years. There is no NAR or retained NAR related to these contracts.

Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	June 30, 2015	December 31, 2014
Equity securities (including mutual funds)	$41,524	$44,786
Cash and cash equivalents	3,931	4,066
Total	$45,455	$48,852
As of June 30, 2015 and December 31, 2014, approximately 17% of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax provision at the U.S. federal statutory rate	$84	$200	$149	$215
Dividends-received deduction ("DRD")	(71)	(26)	(94)	(52)
Foreign related investments	(2)	—	(4)	—
Other	—	(3)	—	(5)
Provision for income taxes	$11	$171	$51	$158
The Company’s effective tax rate for the three and six months ended June 30, 2015 was impacted by the recognition of tax benefits from an intercompany tax settlement of approximately $48 due to the conclusion of the Internal Revenue Service audit of the 2007-2011 federal consolidated income tax return in the second quarter.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of June 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,385 and $3,189, respectively. If unutilized, $9 of the losses expire in 2023 and the remainder from 2026-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
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
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of June 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $232 and $246 and foreign tax credit carryover of $135 and $58, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2018 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and begun to purchase certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2015, is $813. Of this $813 the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $38 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2015, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2015 and December 31, 2014, the Company had $54 of reserves for claim annuities purchased by affiliated entities. For the six months ended June 30, 2015 and 2014, the Company recorded earned premiums of $1 and $2, respectively, for these intercompany claim annuities.
Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses are initially paid by The Hartford. Expenses are allocated to the Company using specific identification if available, or other applicable methods, that would include a blend of revenue, expense and capital.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of June 30, 2015 and December 31, 2014, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
Concurrent with the sale of HLIKK in 2014, certain fixed annuity products and variable annuity product GMDB, GMIB, GMWB and GMAB riders that had been previously reinsured to the Company and HLAI were recaptured by terminating or modifying intercompany agreements. Upon closing, the Company and HLAI transferred approximately $1.6 billion of assets supporting the recaptured reserves resulting in a loss of $213 on the recapture transaction and the Buyer became responsible for all liabilities of the recaptured business.
HLAI continues to provide reinsurance for yen denominated fixed payout annuities approximating $760 as of June 30, 2015.
Reinsurance Ceded to Affiliates
The Company maintains a reinsurance agreement with HLA, whereby the Company cedes both group life and group accident and health risk. Under this treaty, the Company ceded group life premium of $17 and $36 for the three and six months ended June 30, 2015, respectively, and $20 and $42 for the three and six months ended June 30, 2014, respectively. The Company ceded accident and health premiums to HLA of $38 and $79 for the three and six months ended June 30, 2015, respectively, and $60 and $279 for the three and six months ended June 30, 2014, respectively.
Until April 1, 2014, HLAI had a modified coinsurance (“modco”) and coinsurance with funds withheld reinsurance agreement with WRR. HLAI ceded to WRR variable annuity contracts, associated riders, and payout annuities written by HLAI; annuity contracts and associated riders assumed by HLAI under unaffiliated reinsurance agreements; GMAB, GMIB riders and GMDB risks assumed by HLAI from HLIKK.
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

Six Months Ended June 30,
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax and DAC, by component consist of the following:
Three months ended June 30, 2015

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$1,257	$80	$(3)	$1,334
OCI before reclassifications	(457)	(10)	—	(467)
Amounts reclassified from AOCI	(10)	(8)	—	(18)
Net OCI	(467)	(18)	—	(485)
Ending balance	$790	$62	$(3)	$849
Six months ended June 30, 2015

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Total AOCI
Beginning balance	$1,154	$70	$(3)	$1,221
OCI before reclassifications	(342)	(2)	—	(344)
Amounts reclassified from AOCI	(22)	(6)	—	(28)
Net OCI	(364)	(8)	—	(372)
Ending balance	$790	$62	$(3)	$849
Reclassifications from AOCI consist of the following for the six months ended June 30, 2015:

	Amount Reclassified from AOCI
AOCI	Three months ended June 30, 2015	Six months ended June 30, 2015	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$16	$34	Net realized capital gains (losses)
	16	34	Total before tax
	6	12	Income tax expense
	$10	$22	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$(1)	Net realized capital gains (losses)
Interest rate swaps	9	17	Net investment income
Foreign currency swaps	3	(7)	Net realized capital gains (losses)
	12	9	Total before tax
	4	3	Income tax expense
	$8	$6	Net income
Total amounts reclassified from AOCI	$18	$28	Net income

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
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$1	Net realized capital gains (losses)
Interest rate swaps	3	26	Net investment income
	3	27	Total before tax
	1	9	Income tax expense
	$2	$18	Net income
Total amounts reclassified from AOCI	$(27)	$(9)	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the period ended June 30, 2015 compared with the comparable 2014 periods.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Fee income and other	$280	$314	(11%)	$555	$631	(12%)
Earned premiums	23	52	(56%)	46	(71)	165%
Net investment income	386	380	2%	765	787	(3%)
Net realized capital gains	13	650	(98%)	4	544	(99%)
Total revenues	702	1,396	(50%)	1,370	1,891	(28%)
Benefits, losses and loss adjustment expenses	303	415	(27%)	633	669	(5%)
Amortization of deferred policy acquisition costs	20	22	(9%)	39	54	(28%)
Insurance operating costs and other expenses	146	386	(62%)	280	552	(49%)
Reinsurance gain on dispositions	(8)	—	NM	(8)	—	NM
Dividends to policyholders	—	3	(100%)	—	2	(100%)
Total benefits, losses and expenses	461	826	(44%)	944	1,277	(26%)
Income before income taxes	241	570	(58%)	426	614	(31%)
Income tax expense	11	171	(94%)	51	158	(68%)
Net income	230	399	(42%)	375	456	(18%)
Net loss attributable to noncontrolling interest	—	(1)	100%	—	—	—%
Net income attributable to Hartford Life Insurance Company	$230	$400	(43%)	$375	$456	(18%)
Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Net income decreased for the three and six months ended June 30, 2015 as compared to the prior year periods primarily due to a decrease in net capital gains and lower fee income due to the runoff of the variable annuity block, offset by lower insurance operating costs and other expenses due to the continued runoff of the business and lower benefits, losses and losses adjustment expenses due to an off-cycle assumption change related to benefit utilization.
Net investment income increased for the three months ended June 30, 2015, as compared to the prior period, primarily due to an increase in income from limited partnerships and other alternative investments.
Net investment income decreased for the six months ended June 30, 2015, as compared to the prior period, due to a decline in fixed maturities as a result of a decrease in assets related to the termination of certain reinsurance agreements related to the former Japan variable and fixed annuity business, as well as the continued runoff of the Company's businesses,partially offset by an increase in income from limited partnerships and other alternative investments. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
Net realized capital gains, excluding the impacts of the affiliate modco reinsurance agreement, decreased by $740 and $643 for the three and six months ended June 30, 2015, as compared to the prior year periods, resulting in net realized capital gains of $13 and $4, respectively. Net realized capital gains for the three and six months ended June 30, 2014 included net gains on derivatives associated with GMIB, GMAB, and GMWB reinsurance contracts that were driven by the sale of HLIKK and concurrent recapture of the reinsurance contracts, offset by the realized capital loss on the recapture of the reinsurance contracts. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
The Company's effective tax rate differs from the U.S. Federal statutory rate of 35% in 2015 and 2014 primarily due to the separate account dividends received deduction. The income tax provision for the three and six months ended June 30, 2015 includes a federal income tax benefit of $48 related to conclusion of the 2007 to 2011 IRS audit. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 5 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS
Net Investment Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$274	4.6%	$279	4.3%	$539	4.5%	$571	4.3%
Equity securities, AFS	1	1.6%	3	2.9%	3	1.7%	5	2.7%
Mortgage loans	41	5.3%	39	4.7%	82	5.3%	79	4.7%
Policy loans	19	5.4%	19	5.3%	39	5.5%	39	5.5%
Limited partnerships and other alternative investments	47	15.6%	29	8.7%	87	14.1%	71	10.9%
Other [3]	18		28		42		55
Investment expense	(14)		(17)		(27)		(33)
Total net investment income	386	4.9%	380	4.4%	765	4.8%	787	4.5%
Total securities, AFS and other excluding limited partnerships and other alternative investments	$339	4.5%	$351	4.2%	$678	4.5%	$716	4.2%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement collateral, if any, and derivatives book value. Yield calculations for each period exclude assets associated with the disposition of Japan variable and fixed annuity business.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Total net investment income for the three months ended June 30, 2015 increased in comparison to the three months ended June 30, 2014, primarily due to an increase in income from limited partnerships and other alternative investments, which is attributable to an increase in valuations and sales of underlying funds within private equity and real estate. Total net investment income for the six months ended June 30, 2015 decreased in comparison to the six months ended June 30, 2014 due to a decline in fixed maturities as a result of a decrease in assets related to the termination of certain reinsurance agreements related to the former Japan variable and fixed annuity business, as well as the continued runoff of the Company's businesses; partially offset by an increase in income from limited partnerships and other alternative investments.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, increased to 4.5% for the six months ended June 30, 2015 versus 4.2% for the comparable period in 2014. The increase was primarily attributable to a decline in lower yielding assets disposed of as a result of the recapture of certain liabilities concurrent with the sale of HLIKK. The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the six months ended June 30, 2015, was approximately 3.2% which was below the average yield of sales and maturities of 3.8% for the same period due to the current interest rate environment. For the second quarter of 2015, the new money yield decreased to 3.2% compared to 3.7% in the prior year period driven by lower interest rates.
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

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2015	2014	2015	2014
Gross gains on sales	$65	$54	$184	$162
Gross losses on sales	(53)	(91)	(148)	(195)
Net OTTI losses recognized in earnings	(2)	(3)	(8)	(10)
Valuation allowances on mortgage loans	—	(4)	(4)	(4)
Japanese fixed annuity contract hedges, net [1]	—	(5)	—	(14)
Periodic net coupon settlements on credit derivatives	2	4	3	9
Results of variable annuity hedge program
GMWB derivatives, net	(4)	(6)	(3)	9
Macro hedge program	(23)	(15)	(27)	(25)
Total U.S. program	(27)	(21)	(30)	(16)
International Program	—	(103)	—	(126)
Total results of variable annuity hedge program	(27)	(124)	(30)	(142)
GMIB/GMAB/GMWB reinsurance	—	528	—	579
Modified coinsurance reinsurance contracts	37	524	26	394
Other, net [2]	(9)	(233)	(19)	(235)
Net realized capital gains, before-tax	$13	$650	$4	$544

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
Details on the Company's net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains and losses on sales for the three and six months ended June 30, 2015 were primarily due to gains and losses on the sale of U.S treasuries and industrial corporate securities. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

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

Variable Annuity Hedge Program

•
For the three and six months ended June 30, 2015 the losses on the macro hedge program were primarily due to losses of $11 and $23, respectively, driven by time decay on options, and losses of $9 and $2, respectively, driven by an increase in interest rates.

•
For the three and six months ended June 30, 2014 the loss on the macro hedge program was primarily due to losses of $10 and $15, respectively, driven by an improvement in domestic equity markets, and losses of $7 and $16, respectively, driven by decreased equity volatility.

•
For the three and six months ended June 30, 2014, the net losses on the international program hedging instruments were primarily driven by an improvement in global equity markets of $67 and $55, respectively, and declines in volatility levels and interest rates of $28 and $44, respectively.

GMIB/GMAB/GMWB Reinsurance

•
For the three and six months ended June 30, 2014 the net gains on derivatives associated with GMIB, GMAB, and GMWB reinsurance contracts were driven by the sale of HLIKK and concurrent recapture of the reinsurance contracts. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

Modified Coinsurance Reinsurance

•
For the three and six months ended June 30, 2015, the net gains associated with modified coinsurance reinsurance contracts were primarily driven by an increase in long-term interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

•
For the three and six months ended June 30, 2014, the net gains on the coinsurance and modified coinsurance reinsurance agreement were primarily due to the termination of certain contracts, which were with an affiliated captive reinsurer and were accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination, refer to Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

Other, Net

•
Other, net losses for the six months ended June 30, 2015 were primarily due to losses of $15 related to the fixed payout annuity hedge driven by a decline in short-term U.S. interest rates and the depreciation of the Japanese yen in relation to the U.S. dollar.

•
Other, net losses for the three and six months ended June 30, 2014 were primarily due to losses of $213 related to the recapture of GMIB, GMAB, and GMWB reinsurance contracts, which were offset by gains of $410 on the termination of the embedded derivative reflected in GMIB, GMAB, and GMWB reinsurance line.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2014 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for June 30, 2015 results.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits ("EGPs") are used in the amortization of the deferred policy acquisition cost ("DAC") asset, and sales inducement assets (“SIA”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.
For additional information on death and other insurance benefit reserves, see Note 4 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
Unlocks
The benefit to net income, net of tax by asset and liability as a result of the Unlock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
DAC	$1	$(6)	$5	$1
SIA	—	1	—	2
Death and Other Insurance Benefit Reserves	44	4	62	10
Total (pre-tax)	45	(1)	67	13
Income tax effect	15	—	23	5
Total (after-tax)	$30	$(1)	$44	$8
The Unlock benefit, after-tax, for the three and six months ended June 30, 2015 was primarily due to an off-cycle assumption change related to benefit utilization and, to a lesser extent, separate account returns being above our aggregated estimated returns during the period. The Unlock charge, after-tax, for the three months ended June 30, 2014, was primarily due to DAC write-offs associated with surrenders from the U.S Annuity Enhanced Surrender Value program, offset partially by actual separate account returns being above our aggregated estimated returns during the period. The Unlock benefit, after tax, for the six months ended June 30, 2014, was primarily due to actual separate account returns being above our aggregated estimated returns during the period, offset partially by DAC write-offs associated with surrenders from the U.S. Annuity Enhanced Surrender Value program.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of June 30, 2015, the margin between the DAC balance and the present value of future EGPs for individual variable annuities was 29%. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
In the third quarter of 2014, the Company completed a comprehensive non-market related policyholder behavior assumption study and incorporated the results of those studies into its projection of future gross profits. Beginning in 2015, the annual comprehensive non-market related policyholder behavior assumption study will be completed in the fourth quarter of the year.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of June 30, 2015, there were no amounts outstanding with the HFSG Holding Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2015, is $813. Of this $813 the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $38 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2015, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
As of June 30, 2015, the Company’s cash and short-term investments of $1.7 billion, included $30 of collateral received from, and held on behalf of derivative counterparties and no short-term investments pledged as collateral to derivative counterparties. The Company also held $1.3 billion of treasury securities, of which $711 had been pledged to derivative counterparties and $2.0 billion of government agency securities of which $225 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $34 billion of cash and total general account invested assets, which includes a significant short-term investment position, as noted in the following discussion, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of June 30, 2015:

Fixed maturities	$25,645
Short-term investments	1,412
Cash	286
Less: Derivative collateral	966
Total	$26,377
Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Obligations related to life insurance products will be generally funded by both Hartford Life Insurance Company ("HLIC") and Hartford Life and Annuity Insurance Company ("HLAI"); obligations related to retirement and institutional investment products will be generally funded by HLIC.
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The CTDOI will permit the Company to pledge up to $1.39 billion in qualifying assets to secure FHLBB advances for 2015.The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of June 30, 2015, the Company had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of June 30, 2015
Total Contractholder obligations	$176,448
Less: Separate account assets [1]	131,477
General account contractholder obligations	$44,971
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$16,970
Fixed MVA annuities [3]	5,965
Guaranteed investment contracts (“GIC”) [4]	26
Other [5]	22,010
General account contractholder obligations	$44,971

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

[3]
Relates to annuities that are recorded in the general account (under U.S. GAAP), although these annuities are held in a statutory separate account, as the contractholders are subject to the Company's credit risk. In the statutory separate account, the Company is required to maintain invested assets with a fair value greater than or equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are at least equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuity individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to MassMutual and Prudential, respectively. These reinsurance transactions do not extinguish the Company's primary liability on the insurance policies issued under these businesses.

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
Through July 2015, the Company paid dividends of approximately $1.0 billion to its parent, $500 of which was paid after June 30, 2015, based on the approval of the CTDOI. The Company has no ordinary dividend capacity for the remainder of 2015.
Cash Flows

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$457	$214
Net cash provided by investing activities	$523	$1,350
Net cash used for financing activities	$(952)	$(1,717)
Cash – end of period	$286	$300
Net cash provided by operating activities increased in 2015 as compared to 2014 primarily due to a decrease in claims paid and an increase in payments received on reinsurance recoverables, partially offset by a decrease in written premiums received due to the continued runoff of the business.
Net cash provided by investing activities in 2015 primarily relates to a change to net sales of short-term investments of $751, partially offset by net payments for available-for-sale securities of $218. Net cash provided by investing activities in 2014 primarily relates to net proceeds of available-for-sale securities of $1.7 billion, partially offset by a change in short-term investments of $486.
Net cash used for financing activities in 2015 relates to net outflows on investment and universal life-type contracts of $545 and a return of capital to the parent of $505. Net cash used for financing activities in 2014 relates to net outflows on investment and universal life-type contracts of $1.9 billion, partially offset by a net capital contribution to parent of $225.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 22, 2015:

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

Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $5.1 billion as of June 30, 2015 and $5.6 billion as of December 31, 2014, respectively. The statutory surplus amount as of December 31, 2014 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2015, is an estimate, as the second quarter 2015 statutory filings have not yet been made.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2015.
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
Item 6. EXHIBITS

See Exhibits Index on page	71

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
July 30, 2015

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015
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