Form 10-Q
period 2015-09-30
HARTFORD LIFE INSURANCE CO
filed 2015-10-29
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 29, 2015, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-months ended September 30, 2015 and 2014 and statements of changes in stockholder's equity, and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 29, 2015

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2015	2014	2015	2014
	(Unaudited)
Revenues
Fee income and other	$261	$292	$816	$923
Earned premiums	27	56	73	(15)
Net investment income	364	391	1,129	1,178
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(25)	(10)	(34)	(21)
OTTI losses recognized in other comprehensive income (losses) ("OCI")	1	—	2	1
Net OTTI losses recognized in earnings	(24)	(10)	(32)	(20)
Other net realized capital gains	2	60	14	614
Total net realized capital gains (losses)	(22)	50	(18)	594
Total revenues	630	789	2,000	2,680
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	360	421	993	1,090
Amortization of deferred policy acquisition costs	34	134	73	188
Insurance operating costs and other expenses	126	144	406	696
Reinsurance gain on dispositions	(20)	—	(28)	—
Dividends to policyholders	—	—	—	2
Total benefits, losses and expenses	500	699	1,444	1,976
Income before income taxes	130	90	556	704
Income tax expense (benefit)	12	(1)	63	157
Net income	118	91	493	547
Net income attributable to noncontrolling interest	1	3	1	3
Net income attributable to Hartford Life Insurance Company	$117	$88	$492	$544
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2015	2014	2015	2014
	(Unaudited)
Net income	$118	$91	$493	$547
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(87)	(16)	(451)	555
Changes in net gain on cash flow hedging instruments	13	(15)	5	(14)
Changes in foreign currency translation adjustments	—	(1)	—	(1)
OCI, net of tax	(74)	(32)	(446)	540
Comprehensive income	44	59	47	1,087
Less: comprehensive income attributable to noncontrolling interest	1	3	1	3
Comprehensive income attributable to Hartford Life Insurance Company	$43	$56	$46	$1,084
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,587 and $23,260)	$25,078	$25,436
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $50 and $139)	192	280
Equity securities, available-for-sale, at fair value (cost of $167 and $525) (includes equity securities, at fair value using the fair value option, of $0 and $248, and variable interest entity assets of $1 and $0)	167	514
Mortgage loans (net of allowance for loan losses of $19 and $15)	2,914	3,109
Policy loans, at outstanding balance	1,427	1,430
Limited partnerships, and other alternative investments (includes variable interest entity assets of $2 and $3)	1,249	1,309
Other investments	352	442
Short-term investments (includes variable interest entity assets of $0 and $15)	1,083	2,162
Total investments	32,462	34,682
Cash	450	258
Premiums receivable and agents’ balances	22	27
Reinsurance recoverables	20,303	20,053
Deferred policy acquisition costs	481	521
Deferred income taxes, net	1,476	1,237
Other assets	711	308
Separate account assets	121,623	134,689
Total assets	$177,528	$191,775
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$13,810	$13,624
Other policyholder funds and benefits payable	31,407	31,994
Other liabilities (including variable interest entity liabilities of $11 and $22)	2,353	2,177
Separate account liabilities	121,623	134,689
Total liabilities	169,193	182,484
Commitments and Contingencies (Note 6)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	5,686	6,688
Accumulated other comprehensive income, net of tax	775	1,221
Retained earnings	1,868	1,376
Total stockholder's equity	8,335	9,291
Total liabilities and stockholder's equity	$177,528	$191,775
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interest	Total Stockholder's Equity
	(Unaudited)
Nine Months Ended September 30, 2015
Balance, beginning of period	$6	$6,688	$1,221	$1,376	$—	$9,291
Capital contributions to parent	—	(1,002)	—	—	—	(1,002)
Net income	—	—	—	492	1	493
Change in noncontrolling interest ownership	—	—	—	—	(1)	(1)
Total other comprehensive loss	—	—	(446)	—	—	(446)
Balance, end of period	$6	$5,686	$775	$1,868	$—	$8,335

Nine Months Ended September 30, 2014
Balance, beginning of period	$6	$6,959	$574	$700	$—	$8,239
Capital contributions to parent	—	(273)	—	—	—	(273)
Net income	—	—	—	544	3	547
Change in noncontrolling interest ownership	—	—	—	—	(3)	(3)
Total other comprehensive income	—	—	540	—	—	540
Balance, end of period	$6	$6,686	$1,114	$1,244	$—	$9,050
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2015	2014
	(Unaudited)
Operating Activities
Net income	$493	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	73	188
Additions to deferred policy acquisition costs	(5)	(12)
Net realized capital (gains) losses	18	(594)
Reinsurance gain on dispositions	(28)	—
Depreciation and amortization	(7)	(5)
Other operating activities, net	23	152
Change in assets and liabilities:
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	147	512
(Increase) decrease in reinsurance recoverables	(24)	145
(Increase) decrease in receivables and other assets	(116)	15
Decrease in payables and accruals	(74)	(767)
Increase in accrued and deferred income taxes	35	123
Net cash provided by operating activities	535	304
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,962	8,167
Fixed maturities, fair value option	57	339
Equity securities, available-for-sale	529	82
Mortgage loans	397	171
Partnerships	168	85
Payments for the purchase of:
Fixed maturities, available-for-sale	(9,194)	(5,544)
Fixed maturities, fair value option	(40)	(217)
Equity securities, available-for-sale	(188)	(50)
Mortgage loans	(206)	(115)
Partnerships	(109)	(74)
Net proceeds from (payments for) derivatives	12	(62)
Net increase (decrease) in policy loans	(12)	8
Net proceeds from (payments for) short-term investments	1,090	(447)
Other investing activities, net	—	34
Net cash provided by investing activities	1,466	2,377
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,673	3,660
Withdrawals and other deductions from investment and universal life-type contracts	(12,780)	(17,328)
Net transfers from separate accounts related to investment and universal life-type contracts	8,218	11,036
Net proceeds from securities loaned or sold under agreements to repurchase	113	—
Capital contributions to parent	(1,002)	(275)
Net repayments at maturity or settlement of consumer notes	(31)	(13)
Net cash used for financing activities	(1,809)	(2,920)
Foreign exchange rate effect on cash	—	7
Net increase (decrease) in cash	192	(232)
Cash — beginning of period	258	446
Cash — end of period	$450	$214
Supplemental Disclosure of Cash Flow Information:
Net cash received (paid) during the period for income taxes	$(15)	$61
Noncash return of capital	—	2
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
On June 30, 2014, HLI completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK") to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company. Upon closing, HLIKK recaptured certain risks reinsured to the Company and Hartford Life and Annuity Insurance Company ("HLAI"), a wholly owned subsidiary of the Company, by terminating intercompany agreements. The Buyer is responsible for all liabilities related to the recaptured business. However, HLAI has continued to provide reinsurance for yen denominated fixed payout annuities of approximately $783 as of September 30, 2015. For further discussion of this transaction see Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.
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
In 2015, the Company is only permitted to pay $316 in dividends to its parent without prior approval from the CTDOI. Through September 30, 2015, the Company paid dividends of approximately $1.0 billion to its parent, based on the approval of the CTDOI. The Company has no ordinary dividend capacity for the remainder of 2015.
The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to Massachusetts Mutual Life Insurance Company ("MassMutual") and The Prudential Insurance Company of America ("Prudential"), respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of September 30, 2015, the Company has $1.5 billion of reinsurance recoverables from Prudential representing approximately 18% of the Company's consolidated stockholder's equity. Net of invested assets held in trust, as of September 30, 2015, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
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
Future Adoption of New Accounting Standards
Amendments to Consolidation Guidance
In February 2015, the Financial Accounting Standards Board issued updated consolidation guidance. The amendments revise existing guidance for when to consolidate VIEs and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify consolidation guidance for determining whether limited partnerships are VIEs or voting interest entities. This guidance is effective for years beginning after December 15, 2015, and may be applied fully retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption (modified retrospective approach). The Company will adopt the guidance effective as of January 1, 2016 and as a result will consolidate a hedge fund of funds that will be characterized as a VIE under the updated guidance and which the Company has determined it is the primary beneficiary. Previously, this fund of funds was a voting interest entity accounted for under the equity method. The Company will adopt using a modified retrospective approach and the adoption is expected to increase invested assets and other liabilities by an equal amount, with no impact to net income, equity or cash flows.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $106 and $333 for the three and nine months ended September 30, 2015, respectively, and $89 and $1.2 billion for the three and nine months ended September 30, 2014, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and nine months ended September 30, 2015 and 2014 there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$943	$—	$938	$5
CDOs	1,386	—	1,053	333
CMBS	2,001	—	1,927	74
Corporate	15,428	—	14,888	540
Foreign government/government agencies	341	—	325	16
Municipal	1,147	—	1,097	50
RMBS	1,512	—	915	597
U.S. Treasuries	2,320	378	1,942	—
Total fixed maturities	25,078	378	23,085	1,615
Fixed maturities, FVO	192	—	145	47
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	167	97	25	45
Derivative assets
Credit derivatives	4	—	4	—
Foreign exchange derivatives	5	—	5	—
Interest rate derivatives	79	—	79	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	94	—	9	85
Macro hedge program	100	—	—	100
Total derivative assets [2]	282	—	97	185
Short-term investments	1,083	330	753	—
Reinsurance recoverable for GMWB	73	—	—	73
Modified coinsurance reinsurance contracts	62	—	62	—
Separate account assets [3]	117,713	77,356	39,847	510
Total assets accounted for at fair value on a recurring basis	$144,661	$78,172	$64,014	$2,475
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(270)	$—	$—	$(270)
Equity linked notes	(21)	—	—	(21)
Total other policyholder funds and benefits payable	(291)	—	—	(291)
Derivative liabilities
Credit derivatives	(13)	—	(13)	—
Commodity derivatives	4	—	—	4
Equity derivatives	20	—	20	—
Foreign exchange derivatives	(471)	—	(471)	—
Interest rate derivatives	(314)	—	(284)	(30)
GMWB hedging instruments	113	—	27	86
Macro hedge program	83	—	—	83
Total derivative liabilities [4]	(578)	—	(721)	143
Total liabilities accounted for at fair value on a recurring basis	$(869)	$—	$(721)	$(148)

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

[2]
Includes over-the-counter ("OTC") and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of September 30, 2015 and December 31, 2014, $119 and $399, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the preceding table. See the following footnote 4 for derivative liabilities.

[3]
Approximately $3.8 billion and $2.5 billion of investment sales receivable, as of September 30, 2015 and December 31, 2014, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

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
Fixed Maturities, Equity Securities, and Short-term Investments
The fair value of fixed maturities, equity securities, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering the following primary sources of information: quoted prices for identical assets or liabilities, third-party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, and the remaining unpriced securities are submitted to independent brokers for prices, or priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds, and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon the preceding outlined available market observable information. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
Private placement securities are priced using a pricing matrix to determine the credit spreads that are used to discount the expected future cash flows for securities for which the Company is unable to obtain a price from a third-party pricing service. Credit spreads are developed each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers. The credit spreads determined through this survey approach are based upon the issuer’s financial strength and term to maturity, utilizing an independent public security index and trade information and adjusting for the non-public nature of the securities.

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
Derivative Instruments, Including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs for OTC derivatives, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2015 and December 31, 2014, 94% and 95%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analysis of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. The Company performs various controls on derivative valuations which include both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. On a daily basis, market valuations are compared to counterparty valuations for OTC derivatives. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives and all new deals during the month. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
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

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by sub-prime loans. Also included in Level 3 are securities valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, and bank loans. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are below investment grade private placements, as well as certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements; but also include equity and interest rate volatility and swap yield curves beyond observable limits, and commodity price curves.

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

	As of September 30, 2015
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$74	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	36bps	586bps	197bps	Decrease
Corporate [3]	225	Discounted cash flows	Spread	70bps	735bps	296bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	197bps	197bps	197bps	Decrease
RMBS	597	Discounted cash flows	Spread	53bps	1,176bps	162bps	Decrease
			Constant prepayment rate	—%	9%	3%	Decrease [4]
			Constant default rate	1%	14%	6%	Decrease
			Loss severity	—%	100%	79%	Decrease
	As of December 31, 2014
CMBS	$119	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	46bps	2,475bps	284bps	Decrease
Corporate [3]	324	Discounted cash flows	Spread	123bps	765bps	267bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	212bps	212bps	212bps	Decrease
RMBS	734	Discounted cash flows	Spread	23bps	1,904bps	141bps	Decrease
			Constant prepayment rate	—%	7%	3%	Decrease [4]
			Constant default rate	1%	14%	7%	Decrease
			Loss severity	—%	100%	78%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the preceding table.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of September 30, 2015
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Customized swaps	171	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	183	Option model	Equity volatility	15%	28%	Increase
	As of December 31, 2014
Interest rate derivative
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	2	Option Model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	46	Option model	Equity volatility	22%	34%	Increase
Customized swaps	124	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	141	Option model	Equity volatility	27%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended, September 30, 2015, no significant adjustments were made by the Company to broker prices received.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals. If the policyholder’s account value is reduced to a specified level through a combination of market declines and withdrawals, but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contract holder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability, excluding life-contingent payments, is carried at fair value and reported in other policyholder funds in the Condensed Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three and nine months ended September 30, 2015, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized losses of $0 and $(1), respectively. For the three and nine months ended September 30, 2014, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains of $2 and $41, respectively. As of September 30, 2015 and December 31, 2014, the credit standing adjustment was $0 and $1, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder behavior assumption updates related to the behavior risk margin for the three and nine months ended September 30, 2015 . Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for pre-tax realized gains of $31 for the three and nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, the behavior risk margin was $78 and $74, respectively.
In addition to the non-market-based updates described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized losses of $(21) and $(10) for the three and nine months ended September 30, 2015, respectively, and pre-tax realized gains (losses) of $(9) and $2 for the three and nine months ended September 30, 2014, respectively.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three months ended September 30, 2015, for financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of June 30, 2015	$14	$348	$87	$547	$15	$49	$662	$1,722	$72
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	—	—	(10)	—	—	—	(10)	—
Included in OCI [3]	—	(8)	(1)	—	(1)	1	(3)	(12)	1
Purchases	—	—	5	19	—	—	22	46	—
Settlements	—	(7)	(12)	4	—	—	(33)	(48)	(25)
Sales	—	—	—	(15)	(1)	—	(51)	(67)	—
Transfers into Level 3 [4]	—	—	—	24	3	—	—	27	—
Transfers out of Level 3 [4]	(9)	—	(5)	(29)	—	—	—	(43)	(1)
Fair value as of September 30, 2015	$5	$333	$74	$540	$16	$50	$597	$1,615	$47
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [6]	$—	$—	$—	$(12)	$—	$—	$—	$(12)	$1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of June 30, 2015	$44	$2	$3	$(28)	$125	$165	$267
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(4)	2	(3)	(2)	46	18	61
Included in OCI [3]	3	—	—	—	—	—	—
Purchases	2	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—
Fair value as of September 30, 2015	$45	$4	$—	$(30)	$171	$183	$328
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [6]	$(4)	$2	$—	$(2)	$48	$12	$60

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of June 30, 2015	$50	$735
Total realized/unrealized gains (losses)
Included in net income [1] [2]	46	(10)
Included in OCI	—	(2)
Purchases	—	69
Settlements	(23)	(6)
Sales	—	(201)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	(76)
Fair value as of September 30, 2015	$73	$510
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [6]	$46	$(7)

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(177)	5	(172)	3
Settlements	19	—	19	—
Fair value as of September 30, 2015	$(270)	$(21)	$(291)	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [6]	$(177)	$5	$(172)	$3

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following tables provide fair value roll-forwards for the nine months ended September 30, 2015, for financial instruments classified as Level 3.

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2015	$82	$360	$119	$646	$30	$54	$734	$2,025	$84
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	(1)	—	(12)	—	—	(1)	(14)	(4)
Included in OCI [3]	(2)	5	(2)	(26)	(3)	(4)	(2)	(34)	1
Purchases	22	—	17	22	3	—	68	132	5
Settlements	—	(25)	(31)	(20)	(2)	—	(91)	(169)	(23)
Sales	(6)	—	(3)	(30)	(15)	—	(108)	(162)	(5)
Transfers into Level 3 [4]	1	—	4	82	3	—	16	106	—
Transfers out of Level 3 [4]	(92)	(6)	(30)	(122)	—	—	(19)	(269)	(11)
Fair value as of September 30, 2015	$5	$333	$74	$540	$16	$50	$597	$1,615	$47
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [6]	$—	$(1)	$(1)	$(11)	$—	$—	$—	$(13)	$2

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2015	$48	$(3)	$—	$5	$(27)	$170	$141	$286
Total realized/unrealized gains (losses)
Included in net income [1] [2]	2	1	(2)	5	(2)	21	(5)	18
Included in OCI [3]	1	—	—	—	—	—	—	—
Purchases	5	(8)	—	—	—	—	47	39
Settlements	—	—	—	(10)	(1)	(20)	—	(31)
Sales	(8)	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	6	—	—	—	—	6
Transfers out of Level 3 [4]	(3)	10	—	—	—	—	—	10
Fair value as of September 30, 2015	$45	$—	$4	$—	$(30)	$171	$183	$328
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [6]	$(4)	$3	$(2)	$1	$(4)	$32	$(3)	$27

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$56	$578
Total realized/unrealized gains (losses)
Included in net income [1] [2]	31	(3)
Included in OCI	—	(3)
Purchases	—	331
Settlements	(14)	(16)
Sales	—	(251)
Transfers into Level 3 [4]	—	7
Transfers out of Level 3 [4]	—	(133)
Fair value as of September 30, 2015	$73	$510
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [6]	$31	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(118)	5	(113)	3
Settlements	(13)	—	(13)	—
Fair value as of September 30, 2015	$(270)	$(21)	$(291)	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [6]	$(118)	$5	$(113)	$3
The following tables provide fair value roll-forwards for the three months ended September 30, 2014, for financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2014	$51	$385	$246	$733	$29	$52	$775	$2,271	$138
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	11	(1)	(2)	—	—	2	10	—
Included in OCI [3]	(1)	(4)	—	(4)	—	—	3	(6)	—
Purchases	8	—	15	9	—	—	87	119	4
Settlements	—	(14)	(117)	(15)	(1)	—	(31)	(178)	—
Sales	—	(12)	—	(3)	(2)	—	(67)	(84)	(46)
Transfers into Level 3 [4]	71	—	7	21	—	—	—	99	—
Transfers out of Level 3 [4]	(39)	—	—	(37)	—	—	—	(76)	—
Fair value as of September 30, 2014	$90	$366	$150	$702	$26	$52	$769	$2,155	$96
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [6]	$—	$—	$—	$(2)	$—	$—	$—	$(2)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of June 30, 2014	$52	$—	$2	$—	$97	$120	$219
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	(2)	—	(1)	40	11	48
Purchases	—	(1)	—	—	—	3	2
Settlements	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	(26)	—	—	(26)
Transfers out of Level 3 [4]	—	1	—	—	—	—	1
Fair value as of September 30, 2014	$52	$(2)	$2	$(27)	$137	$134	$244
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [6]	$—	$(1)	$—	$—	$41	$11	$51

Assets	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of June 30, 2014	$31	$813
Total realized/unrealized gains (losses)
Included in net income [1] [2]	2	4
Purchases	—	33
Settlements	3	(1)
Sales	—	(56)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	(3)
Fair value as of September 30, 2014	$36	$791
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [6]	$2	$—

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Withdrawal Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of June 30, 2014	$2	$(22)	$(20)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(37)	(1)	(38)	—
Settlements	(21)	—	(21)	—
Fair value as of September 30, 2014	$(56)	$(23)	$(79)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [6]	$(37)	$(1)	$(38)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following tables provide fair value roll-forwards for the nine months ended September 30, 2014, for financial instruments classified as Level 3.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$108	$428	$360	$790	$38	$49	$798	$2,571	$178
Total realized/unrealized gains (losses)
Included in net income [1] [2]	—	11	8	(8)	(1)	—	11	21	14
Included in OCI [3]	2	2	(5)	21	4	4	4	32	—
Purchases	32	—	18	54	1	—	229	334	14
Settlements	(1)	(41)	(165)	(33)	(3)	—	(92)	(335)	(3)
Sales	(11)	(21)	(23)	(61)	(13)	(1)	(149)	(279)	(107)
Transfers into Level 3 [4]	71	48	7	128	—	—	—	254	—
Transfers out of Level 3 [4]	(111)	(61)	(50)	(189)	—	—	(32)	(443)	—
Fair value as of September 30, 2014	$90	$366	$150	$702	$26	$52	$769	$2,155	$96
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [6]	$—	$—	$(1)	$(9)	$(1)	$—	$(1)	$(12)	$19

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2014	$51	$2	$2	$(24)	$146	$139	$(61)	$204
Total realized/unrealized gains (losses)
Included in net income [1] [2]	(1)	(4)	—	(3)	(20)	(14)	24	(17)
Included in OCI [3]	2	—	—	—	—	—	—	—
Purchases	—	(1)	—	—	4	9	9	21
Settlements	—	—	—	—	7	—	(5)	2
Transfers out of Level 3 [4]	—	1	—	—	—	—	33	34
Fair value as of September 30, 2014	$52	$(2)	$2	$(27)	$137	$134	$—	$244
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [6]	$(1)	$(3)	$—	$(1)	$(35)	$(14)	$17	$(36)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of January 1, 2014	$(467)	$737
Total realized/unrealized gains (losses)
Included in net income [1] [2]	428	8
Purchases	—	298
Settlements	75	(2)
Sales	—	(219)
Transfers into Level 3 [4]	—	5
Transfers out of Level 3 [4]	—	(36)
Fair value as of September 30, 2014	$36	$791
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [6]	$428	$6

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7][8]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(576)	$(18)	$(594)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2]	633	(5)	628	—
Settlements	(113)	—	(113)	—
Fair value as of September 30, 2014	$(56)	$(23)	$(79)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [6]	$633	$(5)	$628	$—

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
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. As of September 30, 2015, the Company no longer has any of these investments. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Assets
Fixed maturities, FVO
Corporate	$—	$(5)	$1	$(2)
CDOs	—	1	1	17
Foreign government	—	—	—	16
RMBS	(1)	(1)	(4)	—
Total fixed maturities, FVO	$(1)	$(5)	$(2)	$31
Equity, FVO	$—	$—	$2	$—
Total realized capital gains (losses)	$(1)	$(5)	$—	$31
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	September 30, 2015	December 31, 2014
Assets
Fixed maturities, FVO
ABS	$4	$13
Corporate	31	96
CDOs	46	67
CMBS	7	15
Foreign government	1	3
Municipals	1	2
RMBS	100	82
U.S. Government	2	2
Total fixed maturities, FVO	$192	$280
Equity, FVO [1]	$—	$248

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company did not hold any equity securities, FVO as of September 30, 2015.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of the Company's financial instruments not carried at fair value and not included in the preceding fair value discussion.

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,427	$1,427	$1,430	$1,430
Mortgage loans	Level 3	2,914	3,036	3,109	3,280
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,623	$6,855	$7,134	$7,353
Consumer notes [2] [3]	Level 3	40	40	68	68
Assumed investment contracts [3]	Level 3	783	851	763	851

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2015	2014	2015	2014
Gross gains on sales	$33	$56	$217	$218
Gross losses on sales	(33)	(8)	(181)	(203)
Net OTTI losses recognized in earnings	(24)	(10)	(32)	(20)
Valuation allowances on mortgage loans	—	—	(4)	(4)
Japanese fixed annuity contract hedges, net [1]	—	—	—	(14)
Periodic net coupon settlements on credit derivatives	2	1	5	10
Results of variable annuity hedge program
GMWB derivatives, net	(32)	6	(35)	15
Macro hedge program	51	12	24	(13)
Total U.S. program	19	18	(11)	2
International Program [2]	—	—	—	(126)
Total results of variable annuity hedge program	19	18	(11)	(124)
GMIB/GMAB/GMWB reinsurance	—	—	—	579
Modified coinsurance reinsurance contracts	3	8	29	402
Other, net [3]	(22)	(15)	(41)	(250)
Net realized capital gains (losses), before-tax	$(22)	$50	$(18)	$594

[1]
Includes gains (losses) of $(51) for the nine months ended September 30, 2014 on transactional foreign currency re-valuation related to the Japan fixed annuity product. Also includes gains (losses) of $37 for the nine months ended September 30, 2014, due to change in value related to the derivative hedging instruments and the Japan government FVO securities.

[2]	Includes transactional foreign currency re-valuation gains (losses) of $2 for the nine months ended September 30, 2014.

[3]
Other, net gains and losses include changes in value of non-qualifying derivatives, transactional foreign currency revaluation gains (losses) on yen denominated fixed payout annuity liabilities and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. Gains (losses) from transactional foreign currency revaluation of the reinsured liabilities were $(17) and $83, respectively, for the three months ended September 30, 2015 and 2014, and $(1) and $38, respectively, for the nine months ended September 30, 2015 and 2014. Gains (losses) on instruments used to hedge the foreign currency exposure on the reinsured fixed payout annuities were $8 and $(86), respectively, for the three months ended September 30, 2015 and 2014, and $(23) and $(58), respectively for the nine months ended September 30, 2015 and 2014.

Net realized capital gains and losses from investment sales, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $(24) and $10, respectively, for the three and nine months ended September 30, 2015, and $37 and $(4), respectively, for the three and nine months ended September 30, 2014. Proceeds from sales of AFS securities totaled $2.3 billion and $7.9 billion, respectively, for the three and nine months ended September 30, 2015, and $2.6 billion and $8.2 billion, respectively, for the three and nine months ended September 30, 2014.
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
Impairments for the three and nine months ended September 30, 2015 were $24 and $32, respectively, and $10 and $20 for the three and nine months ended September 30, 2014, respectively. Impairments for the three and nine months ended September 30, 2015 and 2014 primarily consisted of credit impairments caused by issuer specific deterioration, as well as securities in an unrealized loss position which the Company had made the decision to sell.
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2015	2014	2015	2014
Balance, beginning of period	$(270)	$(351)	$(296)	$(410)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—	(2)	(3)
Securities previously impaired	(12)	(2)	(12)	(8)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	49	48	54	107
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	1	—
Securities due to an increase in expected cash flows	10	4	32	13
Balance, end of period	$(223)	$(301)	$(223)	$(301)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$953	$22	$(32)	$943	$—	$1,181	$20	$(30)	$1,171	$—
CDOs [2]	1,318	77	(8)	1,386	—	1,083	84	(20)	1,148	—
CMBS	1,935	78	(12)	2,001	(3)	1,797	97	(7)	1,887	(3)
Corporate	14,404	1,174	(150)	15,428	(1)	14,166	1,685	(109)	15,742	(3)
Foreign govt./govt. agencies	335	17	(11)	341	—	576	35	(9)	602	—
Municipal	1,067	89	(9)	1,147	—	935	118	(1)	1,052	—
RMBS	1,471	51	(10)	1,512	—	1,805	64	(12)	1,857	—
U.S. Treasuries	2,104	217	(1)	2,320	—	1,717	261	(1)	1,977	—
Total fixed maturities, AFS	23,587	1,725	(233)	25,078	(4)	23,260	2,364	(189)	25,436	(6)
Equity securities, AFS [3]	167	12	(12)	167	—	275	10	(19)	266	—
Total AFS securities	$23,754	$1,737	$(245)	$25,245	$(4)	$23,535	$2,374	$(208)	$25,702	$(6)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2015 and December 31, 2014.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in fair value will be recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO, with a cost and fair value of $250 and $248, respectively, as of December 31, 2014. The Company did not hold any equity securities, FVO as of September 30, 2015.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2015		December 31, 2014
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$921	$928	$1,031	$1,043
Over one year through five years	4,943	5,132	4,902	5,168
Over five years through ten years	3,713	3,808	3,345	3,501
Over ten years	8,333	9,368	8,116	9,661
Subtotal	17,910	19,236	17,394	19,373
Mortgage-backed and asset-backed securities	5,677	5,842	5,866	6,063
Total fixed maturities, AFS	$23,587	$25,078	$23,260	$25,436
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity, other than the U.S. government and certain U.S. government securities as of September 30, 2015 and December 31, 2014. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 4 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in the Company’s 2014 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$268	$267	$(1)	$253	$222	$(31)	$521	$489	$(32)
CDOs [1]	521	519	(2)	524	517	(6)	1,045	1,036	(8)
CMBS	388	380	(8)	94	90	(4)	482	470	(12)
Corporate	3,488	3,368	(120)	366	336	(30)	3,854	3,704	(150)
Foreign govt./govt. agencies	116	108	(8)	30	27	(3)	146	135	(11)
Municipal	278	270	(8)	4	3	(1)	282	273	(9)
RMBS	158	157	(1)	250	241	(9)	408	398	(10)
U.S. Treasuries	278	277	(1)	8	8	—	286	285	(1)
Total fixed maturities, AFS	5,495	5,346	(149)	1,529	1,444	(84)	7,024	6,790	(233)
Equity securities, AFS [2]	31	28	(3)	58	49	(9)	89	77	(12)
Total securities in an unrealized loss position	$5,526	$5,374	$(152)	$1,587	$1,493	$(93)	$7,113	$6,867	$(245)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$368	$367	$(1)	$340	$311	$(29)	$708	$678	$(30)
CDOs [1]	123	122	(1)	771	753	(19)	894	875	(20)
CMBS	109	108	(1)	194	188	(6)	303	296	(7)
Corporate	1,542	1,491	(51)	661	603	(58)	2,203	2,094	(109)
Foreign govt./govt. agencies	145	140	(5)	68	64	(4)	213	204	(9)
Municipal	14	14	—	13	12	(1)	27	26	(1)
RMBS	148	147	(1)	229	218	(11)	377	365	(12)
U.S. Treasuries	184	184	—	18	17	(1)	202	201	(1)
Total fixed maturities, AFS	2,633	2,573	(60)	2,294	2,166	(129)	4,927	4,739	(189)
Equity securities, AFS [2]	81	75	(6)	92	79	(13)	173	154	(19)
Total securities in an unrealized loss position	$2,714	$2,648	$(66)	$2,386	$2,245	$(142)	$5,100	$4,893	$(208)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	Excludes equity securities, FVO, as of December 31, 2014. The Company did not hold any equity securities, FVO as of September 30, 2015.
As of September 30, 2015, AFS securities in an unrealized loss position, consisted of 2,487 securities, primarily in the corporate sector, as well as commercial and residential real estate and student loan ABS, which are depressed primarily due to an increase in interest rates and/or wider credit spreads since the securities were purchased. As of September 30, 2015, 89% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses as compared to December 31, 2014, was primarily attributable to wider credit spreads, partially offset by a decline in interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to student loan ABS and certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, as well as structured securities with exposure to commercial and residential real estate. Corporate securities and student loan ABS, are primarily depressed because the securities have floating-rate coupons and have long-dated maturities, or are perpetual, and current credit spreads are wider than when these securities were purchased. For certain commercial and residential real estate securities, current market spreads continue to be wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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

	September 30, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$2,933	$(19)	$2,914	$3,124	$(15)	$3,109

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2015, and December 31, 2014, the carrying value of mortgage loans associated with the valuation allowance was $41 and $49, respectively. There were no mortgage loans held-for-sale as of September 30, 2015 or December 31, 2014. As of September 30, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 55% as of September 30, 2015, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.45x as of September 30, 2015. The Company held no delinquent commercial mortgage loans as of September 30, 2015.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2015		December 31, 2014
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$15	1.21x	$21	1.14x
65% - 80%	354	1.71x	452	1.71x
Less than 65%	2,545	2.57x	2,636	2.49x
Total commercial mortgage loans	$2,914	2.45x	$3,109	2.36x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$64	2.2%	$64	2.1%
East South Central	14	0.5%	—	—%
Middle Atlantic	245	8.4%	272	8.7%
Mountain	19	0.7%	35	1.1%
New England	146	5.0%	146	4.7%
Pacific	892	30.6%	905	29.1%
South Atlantic	582	20.0%	532	17.1%
West North Central	1	—%	15	0.5%
West South Central	125	4.3%	125	4.0%
Other [1]	826	28.3%	1,015	32.7%
Total mortgage loans	$2,914	100.0%	$3,109	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$18	0.6%	$22	0.7%
Industrial	875	30.1%	989	31.8%
Lodging	26	0.9%	26	0.8%
Multifamily	558	19.1%	522	16.8%
Office	713	24.5%	723	23.3%
Retail	613	21.0%	713	22.9%
Other	111	3.8%	114	3.7%
Total mortgage loans	$2,914	100.0%	$3,109	100.0%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as an investment manager and as an investor through normal investment activities, as well as a means of accessing capital through a contingent capital facility.
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

	September 30, 2015			December 31, 2014
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
Investment funds [3]	$51	$11	$42	$154	$20	$138
Limited partnerships and other alternative investments	2	—	2	3	2	1
Total	$53	$11	$44	$157	$22	$139

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS in the Company’s Condensed Consolidated Balance Sheets.
Investment funds represent fixed income funds for which the Company has management and control of investments which is the activity that most significantly impacts its economic performance. The decline in investments funds is due to redemptions paid by one of the funds. Limited partnerships represent one hedge fund of funds for which the Company holds a majority interest in the fund as an investment.
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
As of September 30, 2015, the Company reported in fixed maturities, AFS and cash on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $115. The Company reported a corresponding obligation to repurchase the pledged securities of $115 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of September 30, 2015. The Company had no outstanding repurchase agreements or dollar roll transactions as of December 31, 2014.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of September 30, 2015, and December 31, 2014, the fair value of securities on deposit was approximately $14 and $14, respectively.
The Company is member of the Federal Home Loan Bank of Boston (“FHLBB"). Membership allows the Company access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management.  The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. In September 2015, the Company entered into a three-month advance in the amount of $50 and posted $71 of collateral. The outstanding advance is reported in other policyholder funds and benefits payable and the collateral is recorded in fixed maturities, AFS in the Condensed Consolidated Balance Sheets as of September 30, 2015.
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
Strategies that Qualify for Hedge Accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in the Company’s 2014 Form 10-K Annual Report. Typically, these hedge relationships include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the securities being hedged closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions and Futures
The Company uses interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2015, and December 31, 2014, the notional amount of interest rate swaps in offsetting relationships was $4.5 billion.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Fixed Payout Annuity Hedge
The Company formerly offered certain variable annuity products with a GMIB and continues to reinsure certain yen denominated fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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
Equity Index Swaps and Options
During 2014, the Company entered into total return swaps to hedge equity risk of specific common stock investments which are accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). The Company also enters into equity index options with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

	Notional Amount		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Customized swaps	$5,851	$7,041	$155	$124
Equity swaps, options, and futures	1,663	3,761	25	39
Interest rate swaps and futures	3,625	3,640	27	11
Total	$11,139	$14,442	$207	$174
Macro Hedge Program
The Company utilizes equity options, swaps and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Equity swaps, options, and futures	$4,272	$5,983	$183	$141
Foreign currency options	—	400	—	—
Total	$4,272	$6,383	$183	$141
Modified Coinsurance Reinsurance Contracts
As of September 30, 2015, and December 31, 2014, the Company had approximately $918 and $1.0 billion, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Cash flow hedges
Interest rate swaps	$2,186	$2,242	$61	$37	$61	$37	$—	$—
Foreign currency swaps	143	143	(20)	(19)	6	3	(26)	(22)
Total cash flow hedges	2,329	2,385	41	18	67	40	(26)	(22)
Fair value hedges
Interest rate swaps	43	32	—	—	—	—	—	—
Total fair value hedges	43	32	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	4,611	4,857	(296)	(323)	444	385	(740)	(708)
Foreign exchange contracts
Foreign currency swaps and forwards	187	60	4	—	4	—	—	—
Fixed payout annuity hedge	1,319	1,319	(450)	(427)	—	—	(450)	(427)
Credit contracts
Credit derivatives that purchase credit protection	104	276	6	(1)	7	4	(1)	(5)
Credit derivatives that assume credit risk [1]	1,427	946	(15)	7	3	11	(18)	(4)
Credit derivatives in offsetting positions	1,481	2,175	(1)	(1)	16	21	(17)	(22)
Equity contracts
Equity index swaps and options	109	422	(1)	1	20	30	(21)	(29)
Commodity contracts
Commodity options	288	—	4	—	4	—	—	—
Variable annuity hedge program
GMWB product derivatives [2]	15,730	17,908	(270)	(139)	—	—	(270)	(139)
GMWB reinsurance contracts	3,233	3,659	73	56	73	56	—	—
GMWB hedging instruments	11,139	14,442	207	174	331	289	(124)	(115)
Macro hedge program	4,272	6,383	183	141	224	180	(41)	(39)
Other
Modified coinsurance reinsurance contracts	918	974	62	34	62	34	—	—
Total non-qualifying strategies	44,818	53,421	(494)	(478)	1,188	1,010	(1,682)	(1,488)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$47,190	$55,838	$(453)	$(460)	$1,255	$1,050	$(1,708)	$(1,510)
Balance Sheet Location
Fixed maturities, available-for-sale	$184	$186	$(1)	$1	$—	$1	$(1)	$—
Other investments	7,670	13,588	282	339	319	478	(37)	(139)
Other liabilities	19,406	19,473	(578)	(725)	801	481	(1,379)	(1,206)
Reinsurance recoverable	4,150	4,633	135	90	135	90	—	—
Other policyholder funds and benefits payable	15,780	17,958	(291)	(165)	—	—	(291)	(165)
Total derivatives	$47,190	$55,838	$(453)	$(460)	$1,255	$1,050	$(1,708)	$(1,510)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2014, was primarily due to the following:

•
The decline in notional amount related to the GMWB hedging instruments and the macro hedge program was primarily driven by portfolio re-positioning, a decline in equity markets, and the expiration of certain options. The decline in the GMWB product related notional amount was primarily driven by policyholder lapses and partial withdrawals.

•
This decline was partially offset by an increase in notional amount related to credit derivatives that assume credit risk as a means to earn credit spread while re-balancing within certain fixed maturity sectors.

Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2014, was primarily related to the following:

•	The increase in fair value of qualifying interest rate derivatives was primarily due to a decline in interest rates.

•
The increase in the fair value related to the macro hedge program was primarily driven by a decline in the equity markets, increased equity volatility, and a decline in interest rates, partially offset by time decay on options.

•
The increase in the fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates.

•
The decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by underperformance of the underlying actively managed funds compared to their respective indices and unfavorable policyholder behavior.

•	The decrease in fair value associated with the fixed payout annuity hedges was primarily driven by a decline in U.S. interest rates.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

As of September 30, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,120	$925	$282	$(87)	$123	$72

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,416)	$(623)	$(578)	$(215)	$(793)	$—

As of December 31, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$959	$801	$339	$(181)	$83	$75

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,345)	$(574)	$(722)	$(49)	$(900)	$129

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Interest rate swaps	$28	$(17)	$26	$13	$—	$3	$—	$2
Foreign currency swaps	—	(2)	(1)	(5)	—	—	—	—
Total	$28	$(19)	$25	$8	$—	$3	$—	$2

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Interest rate swaps	Net realized capital gains (losses)	$—	$(2)	$(1)	$(1)
Interest rate swaps	Net investment income	8	12	25	38
Foreign currency swaps	Net realized capital gains (losses)	—	(9)	(7)	(9)
Total		$8	$1	$17	$28
As of September 30, 2015, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $23. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and nine months ended September 30, 2015, and September 30, 2014, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gains (losses)	$—	$—	$1	$(1)	$—	$—	$(1)	$2
Total	$—	$—	$1	$(1)	$—	$—	$(1)	$2

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(4)	$(2)	$(7)	$(3)
Foreign exchange contracts
Foreign currency swaps and forwards	2	—	4	2
Fixed payout annuity hedge [1]	8	(86)	(23)	(58)
Japanese fixed annuity hedging instruments [2]	—	—	—	22
Credit contracts
Credit derivatives that purchase credit protection	4	1	3	(5)
Credit derivatives that assume credit risk	(13)	(5)	(11)	6
Equity contracts
Equity index swaps and options	2	3	4	3
Commodity contracts
Commodity options	2	—	(5)	—
Variable annuity hedge program
GMWB product derivatives	(150)	(37)	(91)	54
GMWB reinsurance contracts	24	2	15	(9)
GMWB hedging instruments	94	41	41	(30)
Macro hedge program	51	12	24	(13)
International program hedging instruments	—	—	—	(126)
Other
GMIB, GMAB, and GMWB reinsurance contracts	—	—	—	579
Modified coinsurance reinsurance contracts	2	8	28	402
Derivatives formerly associated with Japan [3]	—	(2)	—	(2)
Total [4]	$22	$(65)	$(18)	$822

[1]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains of $(17) and $83 for the three months ended September 30, 2015 and 2014, respectively, and $(1) and $38 for the nine months ended September 30, 2015 and 2014, respectively.

[2]	The associated liability is adjusted for changes in foreign exchange spot rates through realized capital gains and was $(51) for the nine months ended September 30, 2014.

[3]	These amounts relate to the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK.

[4]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

For the three and nine months ended September 30, 2015, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	For the nine months ended September 30, 2015, the net loss related to the fixed payout annuity hedge was primarily driven by a decline in U.S. interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

•	The net losses related to credit derivatives were primarily driven by widening credit spreads.

•
The net losses related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, were primarily driven by underperformance of the underlying actively managed funds compared to their respective indices and unfavorable policyholder behavior.

•
For the three months ended September 30, 2015, the gain on the macro hedge program was primarily driven by a decline in the equity markets. For the nine months ended September 30, 2015, the gain on the macro hedge program was primarily driven by a decline in the equity markets, increased equity volatility, and a decline in interest rates, partially offset by a loss driven by time decay on options.

•
The gains associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, were primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates. The assets remain on the Company's books and the Company recorded offsetting losses in OCI as a result of the decrease in market value of the bonds.

For the three and nine months ended September 30, 2014, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain on the GMIB, GMAB, and GMWB reinsurance contracts was driven by the sale of HLIKK and concurrent recapture of the associated risks by HLIKK. For further discussion related to the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

•
For the nine months ended September 30, 2014, the net gain on the coinsurance and modified coinsurance reinsurance contracts was primarily due to the termination of a certain reinsurance contract, which was with an affiliated captive reinsurer and was accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination refer to Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

•
For the nine months ended September 30, 2014, the net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and declines in volatility levels and interest rates.

•	The net losses related to the fixed payout annuity hedge were driven by a depreciation of the Japanese yen in relation to the U.S. dollar.
In addition, the Company recognized no gains for the three months ended September 30, 2015, and 2014, and gains of $1 and $11, respectively, for the nine months ended September 30, 2015, and 2014 due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2015, and December 31, 2014.
 As of September 30, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$157	$(1)	2 years	Corporate Credit/ Foreign Gov.	BBB+	$157	$—
Basket credit default swaps [4]
Investment grade risk exposure	1,216	5	4 years	Corporate Credit	BBB+	346	(3)
Investment grade risk exposure	571	(17)	6 years	CMBS Credit	AA+	164	1
Below investment grade risk exposure	74	(12)	2 years	CMBS Credit	CCC	74	12
Embedded credit derivatives
Investment grade risk exposure	150	148	2 years	Corporate Credit	A+	—	—
Total [5]	$2,168	$123				$741	$10
 As of December 31, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$212	$3	3 years	Corporate Credit/ Foreign Gov.	A-	$163	$(3)
Below investment grade risk exposure	4	—	1 year	Corporate Credit	CCC	4	—
Basket credit default swaps [4]
Investment grade risk exposure	1,240	14	4 years	Corporate Credit	BBB+	667	(6)
Below investment grade risk exposure	9	(1)	5 years	Corporate Credit	BBB-	—	—
Investment grade risk exposure	344	(4)	5 years	CMBS Credit	AA	179	2
Below investment grade risk exposure	75	(11)	2 years	CMBS Credit	CCC+	75	11
Embedded credit derivatives
Investment grade risk exposure	150	147	2 years	Corporate Credit	A	—	—
Total [5]	$2,034	$148				$1,088	$4

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

[4]
Includes $1.9 billion and $1.7 billion as of September 30, 2015, and December 31, 2014, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2015, and December 31, 2014, the Company pledged cash collateral associated with derivative instruments with a fair value of $42 and $16, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $935 and $900, respectively, as of September 30, 2015 and December 31, 2014, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of September 30, 2015, and December 31, 2014 the Company accepted cash collateral associated with derivative instruments of $70 and $33, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of September 30, 2015, and December 31, 2014 of $60 and $83, respectively, of which the Company has the ability to sell or repledge $128 and $83, respectively. As of September 30, 2015, and December 31, 2014, the Company had no repledged securities and the Company did not sell any securities. In addition, as of September 30, 2015, and December 31, 2014, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred	119	213
Paid	(83)	—
Unlock	(43)	(10)
Liability balance as of September 30, 2015	$805	$2,244
Reinsurance recoverable asset, as of January 1, 2015	$480	$2,041
Incurred	73	203
Paid	(66)	—
Unlock	17	—
Reinsurance recoverable asset, as of September 30, 2015	$504	$2,244

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2014	$849	$1,802
Incurred	135	174
Paid	(85)	—
Unlock	(90)	5
Liability balance as of September 30, 2014	$809	$1,981
Reinsurance recoverable asset, as of January 1, 2014	$533	$1,802
Incurred	78	179
Paid	(66)	—
Unlock	(62)	—
Reinsurance recoverable asset, as of September 30, 2014	$483	$1,981

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table presents details concerning GMDB/GMWB exposure as of September 30, 2015:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$14,474	$3,162	$613	70
With 5% rollup [2]	1,256	260	92	70
With Earnings Protection Benefit Rider (“EPB”) [3]	3,714	502	78	69
With 5% rollup & EPB	485	108	24	72
Total MAV	19,929	4,032	807
Asset Protection Benefit (APB) [4]	11,879	838	556	69
Lifetime Income Benefit (LIB) – Death Benefit [5]	520	13	13	68
Reset [6] (5-7 years)	2,568	65	65	70
Return of Premium [7] /Other	9,568	79	72	68
Subtotal Variable Annuity with GMDB/GMWB [10]	44,464	5,027	1,513	69
Less: General Account Value with GMDB/GMWB	3,870
Subtotal Separate Account Liabilities with GMDB	40,594
Separate Account Liabilities without GMDB	81,029
Total Separate Account Liabilities	$121,623

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $7.1 billion of total account value and weighted average attained age of 71 years. There is no NAR or retained NAR related to these contracts.

Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	September 30, 2015	December 31, 2014
Equity securities (including mutual funds)	$36,934	$44,786
Cash and cash equivalents	3,660	4,066
Total	$40,594	$48,852
As of September 30, 2015 and December 31, 2014, approximately 18% and 17% of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 82% and 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax provision at the U.S. federal statutory rate	$45	$31	$194	$246
Dividends-received deduction ("DRD")	(35)	(31)	(129)	(83)
Foreign related investments	2	(2)	(2)	(7)
Other	—	1	—	1
Provision (benefit) for income taxes	$12	$(1)	$63	$157
The Company’s effective tax rate for the nine months ended September 30, 2015 reflects a $36 net reduction in the provision for income taxes from intercompany tax settlements consisting of a $48 reduction in the provision in second quarter 2015 upon conclusion of the Internal Revenue Service audit of The Hartford's 2007-2011 federal consolidated income tax returns, offset by a $12 increase in the provision for the three months ended September 30, 2015 due to the filing of the Company's 2014 federal consolidated income tax return.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of September 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,281 and $3,189, respectively. If unutilized, $3,281 of the losses will expire from 2023-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Income Taxes (continued)

Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of September 30, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $232 and $246 and foreign tax credit carryover of $127 and $58, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2018 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and begun to purchase certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2015, is $824. Of this $824 the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $34 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2015, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2015 and December 31, 2014, the Company had $54 of reserves for claim annuities purchased by affiliated entities. For the nine months ended September 30, 2015 and 2014, the Company recorded earned premiums of $2 and $2, respectively, for these intercompany claim annuities.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of September 30, 2015 and December 31, 2014, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
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
HLAI continues to provide reinsurance for yen denominated fixed payout annuities approximating $783 as of September 30, 2015.
Reinsurance Ceded to Affiliates
The Company maintains a reinsurance agreement with HLA, whereby the Company cedes both group life and group accident and health risk. Under this treaty, the Company ceded group life premium of $14 and $50 for the three and nine months ended September 30, 2015, respectively, and $20 and $62 for the three and nine months ended September 30, 2014, respectively. The Company ceded accident and health premiums to HLA of $26 and $105 for the three and nine months ended September 30, 2015, respectively, and $49 and $328 for the three and nine months ended September 30, 2014, respectively.
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

Nine Months Ended September 30,
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax, by component consist of the following:
Three months ended September 30, 2015

Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$790	$62	$(3)	$849
OCI before reclassifications	(103)	18	—	(85)
Amounts reclassified from AOCI	16	(5)	—	11
OCI, net of tax	(87)	13	—	(74)
Ending balance	$703	$75	$(3)	$775
Nine months ended September 30, 2015

Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,154	$70	$(3)	$1,221
OCI before reclassifications	(445)	16	—	(429)
Amounts reclassified from AOCI	(6)	(11)	—	(17)
OCI, net of tax	(451)	5	—	(446)
Ending balance	$703	$75	$(3)	$775
Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(24)	$10	Net realized capital gains (losses)
	(24)	10	Total before tax
	(8)	4	Income tax expense (benefit)
	$(16)	$6	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$(1)	Net realized capital gains (losses)
Interest rate swaps	8	25	Net investment income
Foreign currency swaps	—	(7)	Net realized capital gains (losses)
	8	17	Total before tax
	3	6	Income tax expense (benefit)
	$5	$11	Net income
Total amounts reclassified from AOCI	$(11)	$17	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Three months ended September 30, 2014

Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax and DAC
Beginning balance	$1,066	$80	$—	$1,146
OCI before reclassifications	8	(14)	(1)	(7)
Amounts reclassified from AOCI	(24)	(1)	—	(25)
OCI, net of tax	(16)	(15)	(1)	(32)
Ending balance	$1,050	$65	$(1)	$1,114
Nine months ended September 30, 2014

Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax and DAC
Beginning balance	$495	$79	$—	$574
OCI before reclassifications	552	4	(1)	555
Amounts reclassified from AOCI	3	(18)	—	(15)
OCI, net of tax	555	(14)	(1)	540
Ending balance	$1,050	$65	$(1)	$1,114
Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three months ended September 30, 2014	Nine months ended September 30, 2014	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$37	$(4)	Net realized capital gains (losses)
	37	(4)	Total before tax
	13	(1)	Income tax expense
	$24	$(3)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$(2)	$(1)	Net realized capital gains (losses)
Interest rate swaps	12	38	Net investment income
Foreign currency swaps	(9)	(9)	Net realized capital gains (losses)
	1	28	Total before tax
	—	10	Income tax expense
	$1	$18	Net income
Total amounts reclassified from AOCI	$25	$15	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the period ended September 30, 2015 compared with the comparable 2014 periods.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Fee income and other	$261	$292	(11%)	$816	$923	(12%)
Earned premiums	27	56	(52%)	73	(15)	NM
Net investment income	364	391	(7%)	1,129	1,178	(4%)
Net realized capital gains (losses)	(22)	50	(144%)	(18)	594	(103%)
Total revenues	630	789	(20%)	2,000	2,680	(25%)
Benefits, losses and loss adjustment expenses	360	421	(14%)	993	1,090	(9%)
Amortization of deferred policy acquisition costs	34	134	(75%)	73	188	(61%)
Insurance operating costs and other expenses	126	144	(13%)	406	696	(42%)
Reinsurance gain on dispositions	(20)	—	NM	(28)	—	NM
Dividends to policyholders	—	—	—%	—	2	(100%)
Total benefits, losses and expenses	500	699	(28%)	1,444	1,976	(27%)
Income before income taxes	130	90	44%	556	704	(21%)
Income tax expense (benefit)	12	(1)	NM	63	157	(60%)
Net income	118	91	30%	493	547	(10%)
Net income attributable to noncontrolling interest	1	3	(67%)	1	3	(67%)
Net income attributable to Hartford Life Insurance Company	$117	$88	33%	$492	$544	(10%)
Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Net income increased for the three months ended September 30, 2015 as compared to the prior year period, primarily due to a decrease in amortization of deferred policy acquisition costs driven by a lower unfavorable unlock, lower net investment income, lower insurance operating costs and other expenses, and lower benefits, losses and loss adjustment expenses, partially offset by lower fee income due to the continued runoff of the business and a change to net realized capital losses from net realized capital gains. Net income decreased for the nine months ended September 30, 2015 as compared to the prior year period primarily due to a change to net realized capital losses from net realized capital gains and lower fee income, partially offset by a decrease in amortization of deferred policy acquisition costs driven by an unlock benefit due to an off-cycle assumption change and lower insurance operating costs and other expenses due to the continued runoff of the business.
Net investment income decreased for the three and nine months ended September 30, 2015, as compared to the prior period, primarily due to a decrease in income from limited partnerships and other alternative investments. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
Net realized capital losses of $22 for the three months ended September 30, 2015 decreased from net realized capital gains of $50, as compared to the prior year period. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses). Net realized capital gains decreased by for the nine months ended September 30, 2015, as compared to the prior year period. Net realized capital gains for the nine months ended September 30, 2014 included net gains on derivatives associated with GMIB, GMAB, and GMWB reinsurance contracts that were driven by the sale of HLIKK and concurrent recapture of the reinsurance contracts, offset by the realized capital loss on the recapture of the reinsurance contracts.
The Company's effective tax rate differs from the U.S. Federal statutory rate of 35% in 2015 and 2014 primarily due to the separate account dividends received deduction. Income tax expense increased by $13 for the three months ended September 30, 2015, as compared to the prior year period, due to an increase in income before income taxes and the effect of permanent items. Income tax expense decreased by $94 for the nine months ended September 30, 2015, as compared to the prior year period, due to a decrease in income before income taxes and a $36 net reduction in the provision for income taxes from intercompany tax settlements. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 5 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS
Net Investment Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$286	4.9%	$272	4.5%	$825	4.6%	$843	4.3%
Equity securities, AFS	2	3.2%	4	5.6%	5	1.9%	9	3.7%
Mortgage loans	38	5.1%	38	4.7%	120	5.2%	117	4.7%
Policy loans	21	5.7%	20	5.5%	60	5.6%	59	5.5%
Limited partnerships and other alternative investments	10	3.1%	46	14.8%	97	10.6%	117	12.2%
Other [3]	21		28		63		83
Investment expense	(14)		(17)		(41)		(50)
Total net investment income	364	4.7%	391	4.8%	1,129	4.8%	1,178	4.6%
Total securities, AFS and other excluding limited partnerships and other alternative investments	$354	4.8%	$345	4.4%	$1,032	4.6%	$1,061	4.3%

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
Three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014
Total net investment income for the three and nine months ended September 30, 2015, decreased in comparison to the three and nine months ended September 30, 2014, primarily due to a decrease in income from limited partnerships and other alternative investments. Excluding limited partnerships and other alternative investments, net investment income declined as a result of a decrease in assets related to the termination of certain reinsurance agreements related to the former Japan variable and fixed annuity business, as well as the continued runoff of the Company's businesses, partially offset by higher income received from previously impaired securities, make-whole payments on fixed maturities, and prepayment penalties on mortgage loans.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, increased to 4.6% for the nine months ended September 30, 2015 versus 4.3% for the comparable period in 2014. The increase was primarily attributable to a decline in lower yielding assets disposed of as a result of the recapture of certain liabilities concurrent with the sale of HLIKK as well as higher income received from make-whole payments on fixed maturities and prepayment penalties on mortgage loans. The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the nine months ended September 30, 2015, was approximately 3.4% which was below the average yield of sales and maturities of 3.9% for the same period due to the current interest rate environment. For the third quarter of 2015, the new money yield increased to 4.0% compared to 3.2% in the prior year period driven by wider credit spreads.
Going forward, if interest rates continue to stay at current levels, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments to decline from the current net investment income yield due lower reinvestment rates. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2015	2014	2015	2014
Gross gains on sales	$33	$56	$217	$218
Gross losses on sales	(33)	(8)	(181)	(203)
Net OTTI losses recognized in earnings	(24)	(10)	(32)	(20)
Valuation allowances on mortgage loans	—	—	(4)	(4)
Japanese fixed annuity contract hedges, net [1]	—	—	—	(14)
Periodic net coupon settlements on credit derivatives	2	1	5	10
Results of variable annuity hedge program
GMWB derivatives, net	(32)	6	(35)	15
Macro hedge program	51	12	24	(13)
Total U.S. program	19	18	(11)	2
International Program	—	—	—	(126)
Total results of variable annuity hedge program	19	18	(11)	(124)
GMIB/GMAB/GMWB reinsurance	—	—	—	579
Modified coinsurance reinsurance contracts	3	8	29	402
Other, net [2]	(22)	(15)	(41)	(250)
Net realized capital gains, before-tax	$(22)	$50	$(18)	$594

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[2]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and the fixed payout annuity hedge.
Details on the Company's net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains and losses on sales for the three and nine months ended September 30, 2015 were primarily due to gains and losses on the sale of U.S treasuries and corporate securities. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

•
Gross gains on sales for the three and nine months ended September 30, 2014 were primarily due to gains on the sale of corporate securities, CMBS, and RMBS. Gross losses on sales for the three and nine months ended September 30, 2014 were the result of losses on sales of emerging market securities, primarily within the foreign government and corporate sectors. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

Variable Annuity Hedge Program

•
For the three months ended September 30, 2015, the gain on the macro hedge program was primarily due to gains of $42 driven by a decline in equity markets. For the nine months ended September 30, 2015, the gain on the macro hedge program was primarily due to gains of $39 driven by a decline in equity markets, $12 driven by increased equity volatility, and $8 driven by a decline in interest rates. The gains for the nine months ended September 30, 2015, were partially offset by losses of $33 driven by time decay on options.

•
For the three and nine months ended September 30, 2015, the net losses related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, were primarily due to losses of $21 and $10, respectively, resulting from the underperformance of the underlying actively managed funds compared to their respective indices and losses of $9 and $12, respectively, driven by unfavorable policyholder behavior.

•
For the three months ended September 30, 2014, the gain on the macro hedge program was primarily due to gains of $19 driven by increased equity volatility. For the nine months ended September 30, 2014, the loss on the macro hedge program was primarily due to losses of $14 driven by an improvement in the domestic equity markets.

•
For the three and nine months ended September 30, 2014, the gains related to the combined GWMB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, were primarily driven by gains of $31 on liability model assumption updates and gains of $10 and $8, respectively, due to increased volatility. For the three and nine months ended September 30, 2014, these gains were partially offset by losses of $20 and $24, respectively, resulting from unfavorable policyholder behavior related to the early surrender value program.

•
For the nine months ended September 30, 2014, the net loss on the international program hedging instruments was primarily driven by an improvement in global equity markets and declines in volatility and interest rates.

GMIB/GMAB/GMWB Reinsurance

•
For the nine months ended September 30, 2014, the net gain on derivatives associated with GMIB, GMAB, and GMWB reinsurance contracts was driven by the sale of HLIKK and concurrent recapture of the reinsurance contracts. For further discussion on the sale, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

Modified Coinsurance Reinsurance

•
For the three and nine months ended September 30, 2015, the net gains associated with modified coinsurance reinsurance contracts were primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

•
For the nine months ended September 30, 2014, the net gain on the coinsurance and modified coinsurance reinsurance agreement was primarily due to the termination of a certain reinsurance contract, which was with an affiliated captive reinsurer and was accounted for as an embedded derivative. For a discussion related to the reinsurance agreement and the termination, refer to Note 7 - Transactions with Affiliates of Notes to Condensed Consolidated Financial Statements.

Other, Net

•
Other, net losses for the three and nine months ended September 30, 2015, were primarily due to losses of $12 and $13, respectively, on credit derivatives driven by widening credit spreads and losses of $9 and $24, respectively, related to the fixed payout annuity hedge driven by a decline in U.S. interest rates.

•
Other, net loss for the nine months ended September 30, 2014, was primarily due to losses of $213 related to the recapture of GMIB, GMAB, and GMWB reinsurance contracts, which was offset by gains of $410 on the termination of the reinsurance derivative reflected in GMIB, GMAB, and GMWB reinsurance line.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2014 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for September 30, 2015 results.
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
Unlocks
The benefit (charge) to net income, net of tax by asset and liability as a result of the Unlock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
DAC	$(16)	$(104)	$(11)	$(102)
SIA	—	(33)	—	(31)
Death and Other Insurance Benefit Reserves	(2)	18	60	27
Total (pre-tax)	(18)	(119)	49	(106)
Income tax effect	(6)	(42)	17	(37)
Total (after-tax)	$(12)	$(77)	$32	$(69)
The Unlock charge, after-tax, for the three months ended September 30, 2015 was primarily due to separate account returns being below our aggregated estimated returns during the period largely due to the decline in equity markets. The Unlock benefit, after-tax for the nine months ended September 30, 2015 was primarily due to an off-cycle assumption change related to benefit utilization partially offset by separate account returns being below our aggregated estimated returns during the period. The Unlock charge, after-tax, for the three months and nine months ended September 30, 2014, was primarily due to a lower estimated gross profits on the fixed annuity block driven by the continued low interest rate environment, as well as, higher expected variable annuity unit costs, partially offset by actual separate accounts returns being above aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company's current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of September 30, 2015, the margin between the DAC balance and the present value of future EGPs for individual variable annuities was 29%. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
In the third quarter of 2014, the Company completed a comprehensive non-market related policyholder behavior assumption study and incorporated the results of those studies into its projection of future gross profits. The annual comprehensive non-market related policyholder behavior assumption study for 2015 will be completed in the fourth quarter.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of September 30, 2015, there were no amounts outstanding with the HFSG Holding Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2015, is $824. Of this $824 the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $34 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2015, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
As of September 30, 2015, the Company’s cash and short-term investments of $1.5 billion, included $70 of collateral received from, and held on behalf of derivative counterparties and no short-term investments pledged as collateral to derivative counterparties. The Company also held $2.3 billion of treasury securities, of which $786 had been pledged to derivative counterparties and $1.2 billion of government agency securities of which $149 had been pledged to derivative counterparties.
Total general account contractholder obligations are supported by $33 billion of cash and total general account invested assets, which includes a significant short-term investment position, as noted in the following discussion, to meet liquidity needs.
The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of September 30, 2015:

Fixed maturities	$25,270
Short-term investments	1,083
Cash	450
Less: Derivative collateral	1,005
Total	$25,798
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The CTDOI will permit the Company to pledge up to $1.39 billion in qualifying assets to secure FHLBB advances for 2015.The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. In September 2015, the Company entered into a three-month advance in the amount of $50. The outstanding advance is reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets as of September 30, 2015.

Contractholder Obligations	As of September 30, 2015
Total Contractholder obligations	$166,880
Less: Separate account assets [1]	121,623
General account contractholder obligations	$45,257
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$17,370
Fixed MVA annuities [3]	5,762
Other [4]	22,125
General account contractholder obligations	$45,257

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

[4]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuities' individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to MassMutual and Prudential, respectively. These reinsurance transactions do not extinguish the Company's primary liability on the insurance policies issued under these businesses.

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

Through September 2015, the Company paid dividends of approximately $1.0 billion to its parent, based on the approval of the CTDOI. The Company has no ordinary dividend capacity for the remainder of 2015.
Cash Flows

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$535	$304
Net cash provided by investing activities	$1,466	$2,377
Net cash used for financing activities	$(1,809)	$(2,920)
Cash – end of period	$450	$214
Net cash provided by operating activities increased in 2015 as compared to 2014 primarily due to a decrease in claims and benefits paid and a decrease in operating expenses paid, partially offset by an increase in payments made on reinsurance recoverables.
Net cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $1.1 billion and net proceeds from mortgage loans of $191. Net cash provided by investing activities in 2014 primarily relates to net proceeds of available-for-sale securities of $2.7 billion, partially offset by a change in short-term investments of $447.
Net cash used for financing activities in 2015 relates to a return of capital to the parent of approximately $1 billion and net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $889. Net cash used for financing activities in 2014 relates to net outflows on investment and universal life-type contracts of $2.6 billion, partially offset by a net capital contribution to parent of $275.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 21, 2015:

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
Statutory Surplus
The Company’s aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $5.0 billion as of September 30, 2015 and $5.6 billion as of December 31, 2014, respectively. The statutory surplus amount as of December 31, 2014 is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of September 30, 2015, is an estimate, as the third quarter 2015 statutory filings have not yet been made.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2015.
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
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
October 29, 2015

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015
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