Form 10-Q
period 2016-03-31
HARTFORD LIFE INSURANCE CO
filed 2016-04-29
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 29, 2016, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as risk factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors in the Company’s 2015 Form 10-K Annual Report.

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

◦
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, commodities prices, and implied volatility levels;

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

◦	Risks Relating to Estimates, Assumptions and Valuations:

◦	risk associated with the use of analytical models in making decisions in key areas such as underwriting, capital management, hedging, and reserving;

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

◦	losses due to nonperformance or defaults by others, including sourcing partners, derivative counterparties and other third parties;

◦
the potential for losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;

•	Insurance Industry and Product-Related Risks:

◦
volatility in our statutory earnings and earnings calculated in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of economic value;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of March 31, 2016, and the related condensed consolidated statements of operations, comprehensive income, changes in stockholder's equity, and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 29, 2016

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,

(In millions)	2016	2015
	(Unaudited)
Revenues
Fee income and other	$254	$275
Earned premiums	28	23
Net investment income	322	379
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(11)	(6)
OTTI losses recognized in other comprehensive income (losses) ("OCI")	1	—
Net OTTI losses recognized in earnings	(10)	(6)
Other net realized capital losses	(107)	(3)
Total net realized capital losses	(117)	(9)
Total revenues	487	668
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	349	330
Amortization of deferred policy acquisition costs	11	19
Insurance operating costs and other expenses	117	134
Dividends to policyholders	1	—
Total benefits, losses and expenses	478	483
Income before income taxes	9	185
Income tax expense (benefit)	(19)	40
Net income	$28	$145
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions)	2016	2015
	(Unaudited)
Net income	$28	$145
Other comprehensive income (loss):
Changes in net unrealized gain on securities	226	103
Changes in net gain on cash flow hedging instruments	16	10
OCI, net of tax	242	113
Comprehensive income	$270	$258
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,516 and $23,559)	$25,215	$24,657
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $0 and $49)	122	165
Equity securities, available-for-sale, at fair value (cost of $121 and $471) (includes equity securities, at fair value using the fair value option, of $0 and $281, and variable interest entity assets of $0 and $1)	128	459
Mortgage loans (net of allowance for loan losses of $19 and $19)	2,882	2,918
Policy loans, at outstanding balance	1,443	1,446
Limited partnerships, and other alternative investments (includes variable interest entity assets of $394 and $2)	1,186	1,216
Other investments	483	293
Short-term investments (includes variable interest entity assets of $60 and $2)	644	572
Total investments	32,103	31,726
Cash	305	305
Premiums receivable and agents’ balances	16	19
Reinsurance recoverables	20,493	20,499
Deferred policy acquisition costs	467	542
Deferred income taxes, net	1,485	1,581
Other assets (includes variable interest entity assets of $4 and $0)	523	567
Separate account assets	118,349	120,111
Total assets	$173,741	$175,350
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$14,123	$13,850
Other policyholder funds and benefits payable	31,008	31,157
Other liabilities (including variable interest entity liabilities of $69 and $12)	2,329	2,070
Separate account liabilities	118,349	120,111
Total liabilities	165,809	167,188
Commitments and Contingencies (Note 6)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	5,187	5,687
Accumulated other comprehensive income, net of tax	835	593
Retained earnings	1,904	1,876
Total stockholder's equity	7,932	8,162
Total liabilities and stockholder's equity	$173,741	$175,350
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity
	(Unaudited)
Three Months Ended March 31, 2016
Balance, beginning of period	$6	$5,687	$593	$1,876	$8,162
Capital contributions to parent	—	(500)	—	—	(500)
Net income	—	—	—	28	28
Total other comprehensive income	—	—	242	—	242
Balance, end of period	$6	$5,187	$835	$1,904	$7,932

Three Months Ended March 31, 2015
Balance, beginning of period	$6	$6,688	$1,221	$1,376	$9,291
Capital contributions to parent	—	(499)	—	—	(499)
Net income	—	—	—	145	145
Total other comprehensive income	—	—	113	—	113
Balance, end of period	$6	$6,189	$1,334	$1,521	$9,050
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2016	2015
Operating Activities	(Unaudited)
Net income	$28	$145
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	117	9
Amortization of deferred policy acquisition costs	11	19
Additions to deferred policy acquisition costs	(2)	(1)
Depreciation and amortization	2	5
Other operating activities, net	24	(13)
Change in assets and liabilities:
Decrease in reinsurance recoverables	—	1
(Decrease) increase in deferred and accrued income taxes	(21)	35
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	77	81
Net changes in other assets and other liabilities	(135)	(135)
Net cash provided by operating activities	101	146
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	2,163	3,277
Fixed maturities, fair value option	5	10
Equity securities, available-for-sale	322	278
Mortgage loans	49	77
Partnerships	53	110
Payments for the purchase of:
Fixed maturities, available-for-sale	(2,057)	(3,751)
Fixed maturities, fair value option	(9)	(4)
Equity securities, available-for-sale	(31)	(161)
Mortgage loans	(12)	(48)
Partnerships	(34)	(29)
Net proceeds from derivatives	136	3
Net increase (decrease) in policy loans	2	(24)
Net (payments for) proceeds from short-term investments	(15)	827
Other investing activities, net	14	(1)
Net cash provided by investing activities	586	564
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,149	1,196
Withdrawals and other deductions from investment and universal life-type contracts	(4,169)	(4,669)
Net transfers from separate accounts related to investment and universal life-type contracts	2,810	3,175
Net proceeds from securities loaned or sold under agreements to repurchase	28	124
Capital contributions to parent	(500)	(499)
Net repayments at maturity or settlement of consumer notes	(5)	(2)
Net cash used for financing activities	(687)	(675)
Net increase in cash	—	35
Cash — beginning of period	305	258
Cash — end of period	$305	$293
Supplemental Disclosure of Cash Flow Information:
Net cash received (paid) during the period for income taxes	$—	$—
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
On January 29, 2016, the Company paid an extraordinary dividend of $500 to its parent, based on the approval of the CTDOI. As a result of this dividend, the Company has no ordinary dividend capacity for the remainder of 2016.
The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to Massachusetts Mutual Life Insurance Company ("MassMutual") and The Prudential Insurance Company of America ("Prudential"), respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of March 31, 2016, the Company has $1.2 billion of reinsurance recoverables from Prudential representing approximately 16% of the Company's consolidated stockholder's equity. Net of invested assets held in trust, as of March 31, 2016, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2015 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2015 Form 10-K Annual Report.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of HLIC and entities the Company directly or indirectly has a controlling financial interest in which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions but is not required to consolidate are reported using the equity method. Prior to January 1, 2016, under previous accounting guidance, the Company was not deemed to indirectly control a hedge fund of funds. On January 1, 2016 under updated guidance issued by the Financial Accounting Standards Board ("FASB"), the hedge fund of funds was characterized as a variable interest entity (“VIE”) and consolidated. All intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Adoption of New Accounting Standards
On January 1, 2016 the Company adopted new consolidation guidance issued by the FASB. The updates revise when to consolidate VIEs and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify guidance for determining whether limited partnerships are VIEs or voting interest entities. The Company adopted the guidance on the January 1, 2016 effective date and as a result consolidated a hedge fund of funds that is now characterized as a VIE for which the Company is deemed to indirectly control. Previously, this fund of funds was a voting interest entity accounted for under the equity method. The Company adopted the guidance using the modified retrospective approach which does not require restatement of prior periods. The impact to the Company’s condensed consolidated statement of financial condition as of March 31, 2016 was an increase to invested assets and other liabilities of an equal amount of $69, with no impact to net income, equity, or cash flows. For further discussion, see Note 3 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements

Fair value is determined based on the "exit price" notion which is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Financial instruments carried at fair value in the Company's Condensed Consolidated Financial Statements include: fixed maturity and equity securities, available-for-sale ("AFS"); fixed maturities and equity securities at fair value using the fair value option ("FVO"); short-term investments; freestanding and embedded derivatives; certain limited partnerships and other alternative investments; separate account assets and certain other liabilities. The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The Company categorizes its assets and liabilities measured at estimated fair value based on whether the significant inputs into the valuation are observable. The fair value hierarchy categorizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following tables present assets and (liabilities) carried at fair value by hierarchy level. Upon implementation of the new disclosure guidance effective in 2016 certain NAV-based fair values are no longer included in the fair value level disclosures; however, these amounts are included in the total fair value disclosed. As a result, prior period values for separate account assets have been removed from Level 2 and Level 3.

	March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$879	$—	$877	$2
CDOs	1,426	—	1,098	328
CMBS	2,132	—	2,081	51
Corporate	15,465	—	14,927	538
Foreign government/government agencies	290	—	270	20
Municipal	1,189	—	1,139	50
RMBS	1,558	—	857	701
U.S. Treasuries	2,276	42	2,234	—
Total fixed maturities	25,215	42	23,483	1,690
Fixed maturities, FVO	122	—	121	1
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	128	53	39	36
Derivative assets
Credit derivatives	6	—	6	—
Equity derivatives	2	—	—	2
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	158	—	158	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	146	—	61	85
Macro hedge program	64	—	—	64
Total derivative assets [2]	377	—	226	151
Short-term investments	644	221	423	—
Limited partnerships and other alternative investments [5]	394	—	—	—
Reinsurance recoverable for GMWB	99	—	—	99
Modified coinsurance reinsurance contracts	57	—	57	—
Separate account assets [3]	115,947	74,474	40,156	155
Total assets accounted for at fair value on a recurring basis	$142,994	$74,801	$64,505	$2,132
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(361)	$—	$—	$(361)
Equity linked notes	(25)	—	—	(25)
Total other policyholder funds and benefits payable	(386)	—	—	(386)
Derivative liabilities
Credit derivatives	(25)	—	(25)	—
Equity derivatives	26	—	25	1
Foreign exchange derivatives	(340)	—	(340)	—
Interest rate derivatives	(499)	—	(467)	(32)
GMWB hedging instruments	46	—	(13)	59
Macro hedge program	81	—	—	81
Total derivative liabilities [4]	(711)	—	(820)	109
Total liabilities accounted for at fair value on a recurring basis	$(1,097)	$—	$(820)	$(277)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$846	$—	$841	$5
CDOs	1,408	—	1,078	330
CMBS	1,964	—	1,902	62
Corporate	15,175	—	14,641	534
Foreign government/government agencies	331	—	314	17
Municipal	1,132	—	1,083	49
RMBS	1,503	—	875	628
U.S. Treasuries	2,298	123	2,175	—
Total fixed maturities	24,657	123	22,909	1,625
Fixed maturities, FVO	165	1	162	2
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	459	396	25	38
Derivative assets
Credit derivatives	7	—	7	—
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	54	—	54	—
GMWB hedging instruments	111	—	27	84
Macro hedge program	74	—	—	74
Total derivative assets [2]	250	—	92	158
Short-term investments	572	131	441	—
Reinsurance recoverable for GMWB	83	—	—	83
Modified coinsurance reinsurance contracts	79	—	79	—
Separate account assets [3]	118,163	78,099	38,700	140
Total assets accounted for at fair value on a recurring basis	$144,439	$78,761	$62,408	$2,046
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(262)	$—	$—	$(262)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(288)	—	—	(288)
Derivative liabilities
Credit derivatives	(7)	—	(7)	—
Equity derivatives	41	—	41	—
Foreign exchange derivatives	(376)	—	(376)	—
Interest rate derivatives	(431)	—	(402)	(29)
GMWB hedging instruments	47	—	(4)	51
Macro hedge program	73	—	—	73
Total derivative liabilities [4]	(653)	—	(748)	95
Total liabilities accounted for at fair value on a recurring basis	$(941)	$—	$(748)	$(193)

[1]	Included in other investments on the Condensed Consolidated Balance Sheets.

[2]
Includes over-the-counter ("OTC") and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. See the following footnote 4 for derivative liabilities.

[3]
Approximately $2.4 billion and $1.8 billion of investment sales receivable, as of March 31, 2016 and December 31, 2015, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $1.2 billion of investments, as of March 31, 2016 and December 31, 2015 for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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

[5]
Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. The fair value is estimated using the net asset value per unit as a practical expedient and is excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments as well as addressing valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the Valuation Committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include various investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes.
The Company also has an enterprise-wide Operational Risk Management function, led by the Chief Operational Risk Officer, which is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. This includes model risk management which provides an independent review of the suitability, characteristics and reliability of model inputs as well as an analysis of significant changes to current models.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3% for fixed maturities and 5% for equity securities and trade prices for both debt and equity securities that differ over 3% to the current day's price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that have not changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.
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
Derivative Instruments, including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2016 and December 31, 2015, 94% and 94%, respectively, of derivatives, based upon notional values, were priced by valuation models, including discounted cash flow models and option-pricing models that utilize present value techniques, or quoted market prices. The remaining derivatives were priced by broker quotations.
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
Limited Partnerships and Other Alternative Investments
The portion of limited partnerships and other alternative investments recorded at fair value includes hedge funds for which investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. The hedge funds are comprised of approximately half credit and equity related funds and approximately half global macro with a market neutral focus. Fair value is determined for these funds using the NAV, as a practical expedient, calculated on a monthly basis, and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time, 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed and 6) redemptions not allowed. The Company regularly assesses impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Funds that were subject to significant liquidity restrictions due to lock-up or gating provisions consisted of 8% as of March 31, 2016. The remaining restriction period for these investments is approximately one year as of March 31, 2016. Funds where redemptions are not allowed consisted of 4% of the value of the investments as of March 31, 2016.

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
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is included in the following discussion:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets as well as certain derivative instruments.

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

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies – Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging market economies.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Equity derivatives – Primary inputs include equity index levels.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

Level 3
Most of the Company's securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate ("CRE") CDOs and RMBS primarily backed by sub-prime loans. Also included in Level 3 are securities valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in the preceding noted Level 2 measurements, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including certain municipal securities, foreign government/government agency securities, and bank loans, which are included with corporate fixed maturities. Primary inputs for these long-dated securities are consistent with the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Significant inputs for Level 3 derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements; but also include equity and interest rate volatility and swap yield curves beyond observable limits.

Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $124 and $72, for the three months ended March 31, 2016 and 2015, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three months ended March 31, 2016 and 2015, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three months ended March 31, 2016 and 2015, for the transfers into and out of Level 3.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Value
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value. The tables exclude ABS, CRE CDOs, index options, certain corporate securities and CMBS for which fair values are based on broker quotations.

	As of March 31, 2016
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$49	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31bps	1,035bps	440bps	Decrease
Corporate [3]	218	Discounted cash flows	Spread	62bps	725bps	303bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	219bps	219bps	219bps	Decrease
RMBS	701	Discounted cash flows	Spread	34bps	1,281bps	208bps	Decrease
			Constant prepayment rate	—%	20%	3%	Decrease [4]
			Constant default rate	1%	10%	6%	Decrease
			Loss severity	40%	100%	80%	Decrease
	As of December 31, 2015
CMBS [3]	$61	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31bps	1,505bps	230bps	Decrease
Corporate [3]	213	Discounted cash flows	Spread	63bps	800bps	290bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	193bps	193bps	193bps	Decrease
RMBS	628	Discounted cash flows	Spread	30bps	1,696bps	172bps	Decrease
			Constant prepayment rate	—%	20%	3%	Decrease [4]
			Constant default rate	1%	10%	6%	Decrease
			Loss severity	—%	100%	79%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the preceding table.

[3]	Level 3 CMBS, corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of March 31, 2016
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	$(32)	Discounted cash flows	Swap curve beyond 30 years	2%	2%	Decrease
GMWB hedging instruments
Equity variance swaps	(34)	Option model	Equity volatility	22%	24%	Increase
Equity options	28	Option model	Equity volatility	26%	29%	Increase
Customized swaps	150	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [2]
Equity options	178	Option model	Equity volatility	12%	27%	Increase
	As of December 31, 2015
Interest rate derivative
Interest rate swaps	$(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(31)	Option model	Equity volatility	19%	21%	Increase
Equity options	35	Option model	Equity volatility	27%	29%	Increase
Customized swaps	131	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	179	Option model	Equity volatility	14%	28%	Increase

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
Securities and derivatives for which the Company bases fair value on broker quotations include ABS, CDOs, CMBS, corporate, and index options. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended March 31, 2016, no significant adjustments were made by the Company to broker prices received.
Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals. If the policyholder’s account value is reduced to a specified level through a combination of market declines and withdrawals, but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contract holder election or after the passage of time. GMWB payments that are not life-contingent represent an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability, excluding life-contingent payments, is carried at fair value and reported in other policyholder funds in the Condensed Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”) as determined at contract issuance. All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract reported in fee income.
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
Best Estimate Claim Payments
The Best Estimate Claims Payments are calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process are used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables. These variables include expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates, and assumptions about policyholder behavior which emerge over time.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities on a daily basis. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s annual comprehensive study to refine its estimate of future gross profits with the study performed in the fourth quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. For the three months ended March 31, 2016 and 2015, the credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized gains of $2 and $0, respectively. As of March 31, 2016 and December 31, 2015, the credit standing adjustment was $2 and $0, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder behavior assumption updates related to the behavior risk margin for the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, the behavior risk margin was $45.
In addition to the non-market-based updates described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of $(4) and $10 for the three months ended March 31, 2016, and 2015 respectively.
The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the GMWB embedded derivative and the GMWB reinsurance derivative.

	As of March 31, 2016
Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	12%	30%	Increase
	As of December 31, 2015
Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	10%	40%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 29% and 28% were subject to significant liquidation restrictions due to lock-up or gating provisions as of March 31, 2016 and December 31, 2015, respectively. Limited partnerships where redemptions are not allowed consisted of 5% and 4% as of March 31, 2016 and December 31, 2015, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three months ended March 31, 2016 and 2015, for financial instruments classified as Level 3.
For the three months ended March 31, 2016

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2016	$5	$330	$62	$534	$17	$49	$628	$1,625	$2
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	—	—	(6)	—	—	—	(6)	—
Included in OCI [3]	—	(3)	(2)	(12)	1	1	(5)	(20)	—
Purchases	—	—	16	15	3	—	108	142	1
Settlements	—	1	(4)	3	(1)	—	(32)	(33)	—
Sales	—	—	—	(3)	—	—	—	(3)	—
Transfers into Level 3 [4]	—	—	—	44	—	—	2	46	—
Transfers out of Level 3 [4]	(3)	—	(21)	(37)	—	—	—	(61)	(2)
Fair value as of March 31, 2016	$2	$328	$51	$538	$20	$50	$701	$1,690	$1
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2016 [2] [7]	$—	$—	$—	$(6)	$—	$—	$—	$(6)	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2016	$38	$—	$(29)	$135	$147	$253
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(5)	(3)	9	—	1
Included in OCI [3]	—	—	—	—	—	—
Purchases	—	8	—	—	—	8
Settlements	—	—	—	—	(2)	(2)
Sales	(2)	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—
Fair value as of March 31, 2016	$36	$3	$(32)	$144	$145	$260
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2016 [2] [7]	$—	$(5)	$(3)	$9	$(1)	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2016	$83	$139
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	12	—
Included in OCI	—	4
Purchases	—	38
Settlements	4	(5)
Sales	—	(10)
Transfers into Level 3 [4]	—	3
Transfers out of Level 3 [4]	—	(15)
Fair value as of March 31, 2016	$99	$154
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2016 [2] [7]	$12	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable
Fair value as of January 1, 2016	$(262)	$(26)	$(288)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(82)	1	(81)
Settlements	(17)	—	(17)
Fair value as of March 31, 2016	$(361)	$(25)	$(386)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2016 [2] [7]	$(82)	$1	$(81)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

For the three months ended March 31, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$82	$360	$119	$646	$30	$54	$734	$2,025	$84
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	—	(2)	—	—	(1)	(4)	(4)
Included in OCI [3]	—	15	(2)	(16)	—	(2)	—	(5)	—
Purchases	13	—	12	1	1	—	11	38	4
Settlements	—	(6)	(6)	2	(1)	—	(29)	(40)	1
Sales	—	—	—	(3)	(13)	—	(22)	(38)	(4)
Transfers into Level 3 [4]	1	—	4	58	—	—	—	63	—
Transfers out of Level 3 [4]	—	(6)	(8)	(16)	—	—	(19)	(49)	(9)
Fair value as of March 31, 2015	$96	$362	$119	$670	$17	$52	$674	$1,990	$72
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$—	$(1)	$—	$(1)	$—	$—	$(1)	$(3)	$1

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2015	$48	$(3)	$5	$(27)	$170	$141	$286
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	3	11	(3)	9	(1)	19
Included in OCI [3]	(2)	—	—	—	—	—	—
Purchases	2	(6)	—	—	—	47	41
Settlements	—	—	(11)	—	(20)	—	(31)
Fair value as of March 31, 2015	$48	$(6)	$5	$(30)	$159	$187	$315
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$—	$3	$1	$(5)	$16	$3	$18

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of January 1, 2015	$56	$112
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	7	1
Purchases	—	38
Settlements	2	(5)
Sales	—	(6)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	(4)
Fair value as of March 31, 2015	$65	$137
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$7	$1

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(19)	—	(19)	—
Settlements	(18)	—	(18)	—
Fair value as of March 31, 2015	$(176)	$(26)	$(202)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$(19)	$—	$(19)	$—

[1]
The Company classifies realized and unrealized gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these rows are reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[7]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Option
FVO investments include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate, for which the company has elected the fair value option. The Company also classifies the underlying fixed maturities in a consolidated investment fund within the Fixed Maturities, FVO line on the Condensed Consolidated Balance Sheets. The Company reports this consolidated investment company at fair value with changes in the fair value of the underlying securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. As of December 31, 2015, the fund held fixed income securities in multiple sectors and the Company had management and control of the funds as well as a significant ownership interest. The Company did not hold any of these funds as of March 31, 2016.
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. As of March 31, 2016, the Company no longer has any of these investments. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2016	2015
Assets
Fixed maturities, FVO
Corporate	$—	$3
CDOs	—	1
Foreign government	—	—
RMBS	—	1
Total fixed maturities, FVO	$—	$5
Equity, FVO	$(34)	$—
Total realized capital gains (losses)	$(34)	$5
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	March 31, 2016	December 31, 2015
Assets
Fixed maturities, FVO
ABS	$—	$4
Corporate	—	31
CDOs	—	1
CMBS	—	6
Foreign government	—	1
RMBS	122	119
U.S. Government	—	3
Total fixed maturities, FVO	$122	$165
Equity, FVO	$—	$281

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company's financial instruments not carried at fair value.

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,443	$1,443	$1,446	$1,446
Mortgage loans	Level 3	2,882	3,033	2,918	2,995
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,533	$6,783	$6,611	$6,802
Consumer notes [2] [3]	Level 3	33	33	38	38
Assumed investment contracts [3]	Level 3	668	730	619	682

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2016	2015
Gross gains on sales	$30	$119
Gross losses on sales	(47)	(95)
Net OTTI losses recognized in earnings	(10)	(6)
Valuation allowances on mortgage loans	—	(4)
Periodic net coupon settlements on credit derivatives	1	1
Results of variable annuity hedge program
GMWB derivatives, net	(17)	1
Macro hedge program	(14)	(4)
Total results of variable annuity hedge program	(31)	(3)
Modified coinsurance reinsurance contracts	(22)	(11)
Other, net [1]	(38)	(10)
Net realized capital losses	$(117)	$(9)

[1]
Primarily consists of changes in value of non-qualifying derivatives, transactional foreign currency revaluation gains (losses) on yen denominated fixed payout annuity liabilities and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. For the three months ended March 31, 2016 and 2015, gains (losses) from transactional foreign currency revaluation of $(50) and $0, respectively, were primarily related to the yen denominated fixed payout annuity liabilities. For the three months ended March 31, 2016 and 2015, gains (losses) on instruments used to hedge the foreign currency exposure on the fixed payout annuities were $36 and $(14), respectively.

Net realized capital gains and losses from investment sales, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $(26) and $18 for the three months ended March 31, 2016 and 2015, respectively. Proceeds from sales of AFS securities totaled $2.2 billion and $3.1 billion for the three months ended March 31, 2016 and 2015, respectively.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, earnings multiples, underlying asset valuations and various performance indicators, such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, and loan-to-value ("LTV") ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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
The primary factors considered in evaluating whether an impairment exists for an equity security may include, but are not limited to: (a) the length of time and extent to which the fair value has been less than the cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on preferred stock dividends and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
The following table presents the Company's impairments by impairment type.

	Three Months Ended March 31,
	2016	2015
Credit impairments	$8	$2
Intent-to-sell impairments	1	4
Impairments on equity securities	1	—
Total impairments	$10	$6
The following table presents a roll-forward of the Company’s cumulative credit impairments on fixed maturities held.

	Three Months Ended March 31,
(Before-tax)	2016	2015
Balance as of beginning of period	$(211)	$(296)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(8)	(2)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	2
Securities due to an increase in expected cash flows	4	7
Securities the Company made the decision to sell or more likely than not will be required to sell	—	1
Balance as of end of period	$(215)	$(288)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$897	$21	$(39)	$879	$—	$864	$16	$(34)	$846	$—
CDOs [2]	1,384	58	(17)	1,426	—	1,354	67	(11)	1,408	—
CMBS	2,083	71	(22)	2,132	(3)	1,936	52	(24)	1,964	(3)
Corporate	14,311	1,292	(138)	15,465	(15)	14,425	975	(225)	15,175	(3)
Foreign govt./govt. agencies	273	22	(5)	290	—	328	14	(11)	331	—
Municipal	1,068	123	(2)	1,189	—	1,057	80	(5)	1,132	—
RMBS	1,519	50	(11)	1,558	—	1,468	43	(8)	1,503	—
U.S. Treasuries	1,981	295	—	2,276	—	2,127	184	(13)	2,298	—
Total fixed maturities, AFS	23,516	1,932	(234)	25,215	(18)	23,559	1,431	(331)	24,657	(6)
Equity securities, AFS [3]	121	14	(7)	128	—	178	11	(11)	178	—
Total AFS securities	$23,637	$1,946	$(241)	$25,343	$(18)	$23,737	$1,442	$(342)	$24,835	$(6)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2016 and December 31, 2015.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excluded equity securities, FVO, with a cost and fair value of $293 and $281 as of December 31, 2015. The Company did not hold any equity securities, FVO as of March 31, 2016.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2016		December 31, 2015
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,021	$1,032	$953	$974
Over one year through five years	4,783	4,934	4,973	5,075
Over five years through ten years	3,635	3,801	3,650	3,714
Over ten years	8,194	9,453	8,361	9,173
Subtotal	17,633	19,220	17,937	18,936
Mortgage-backed and asset-backed securities	5,883	5,995	5,622	5,721
Total fixed maturities, AFS	$23,516	$25,215	$23,559	$24,657
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies as of March 31, 2016 and December 31, 2015. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in the Company’s 2015 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	March 31, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$256	$253	$(3)	$283	$247	$(36)	$539	$500	$(39)
CDOs [1]	688	679	(10)	467	460	(7)	1,155	1,139	(17)
CMBS	446	432	(14)	157	149	(8)	603	581	(22)
Corporate	1,985	1,901	(84)	532	478	(54)	2,517	2,379	(138)
Foreign govt./govt. agencies	72	69	(3)	18	16	(2)	90	85	(5)
Municipal	57	55	(2)	1	1	—	58	56	(2)
RMBS	267	264	(3)	235	227	(8)	502	491	(11)
U.S. Treasuries	108	108	—	1	1	—	109	109	—
Total fixed maturities, AFS	3,879	3,761	(119)	1,694	1,579	(115)	5,573	5,340	(234)
Equity securities, AFS [2]	59	56	(3)	35	31	(4)	94	87	(7)
Total securities in an unrealized loss position	$3,938	$3,817	$(122)	$1,729	$1,610	$(119)	$5,667	$5,427	$(241)

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$387	$385	$(2)	$271	$239	$(32)	$658	$624	$(34)
CDOs [1]	608	602	(6)	500	493	(5)	1,108	1,095	(11)
CMBS	655	636	(19)	99	94	(5)	754	730	(24)
Corporate	4,880	4,696	(184)	363	322	(41)	5,243	5,018	(225)
Foreign govt./govt. agencies	144	136	(8)	30	27	(3)	174	163	(11)
Municipal	179	174	(5)	—	—	—	179	174	(5)
RMBS	280	279	(1)	230	223	(7)	510	502	(8)
U.S. Treasuries	963	950	(13)	8	8	—	971	958	(13)
Total fixed maturities, AFS	8,096	7,858	(238)	1,501	1,406	(93)	9,597	9,264	(331)
Equity securities, AFS [2]	83	79	(4)	44	37	(7)	127	116	(11)
Total securities in an unrealized loss position	$8,179	$7,937	$(242)	$1,545	$1,443	$(100)	$9,724	$9,380	$(342)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of March 31, 2016 and December 31, 2015, excludes equity securities, FVO, which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of March 31, 2016, AFS securities in an unrealized loss position, consisted of 2,063 securities, primarily in the corporate sector, as well as student loan ABS and securities with exposure to commercial and residential real estate, which were depressed primarily due to widening of credit spreads and/or an increase in interest rates since the securities were purchased. As of March 31, 2016, 93% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the first quarter of 2016 was primarily attributable to a decline in interest rates.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more primarily relate to student loan ABS and corporate securities concentrated in the financial services and energy sectors, as well as structured securities with exposure to commercial and residential real estate. Student loan ABS and corporate financial services securities were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. Corporate securities within the energy sector were primarily depressed due to a decline in oil and gas prices. For certain commercial and residential real estate securities, current market spreads are wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. A valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and after consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectible and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.

	March 31, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$2,901	$(19)	$2,882	$2,937	$(19)	$2,918

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of March 31, 2016, and December 31, 2015, the carrying value of mortgage loans associated with the valuation allowance was $31 and $39, respectively. There were no mortgage loans held-for-sale as of March 31, 2016 or December 31, 2015. As of March 31, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$(19)	$(15)
(Additions)/Reversals	—	(4)
Deductions	—	—
Balance, end of period	$(19)	$(19)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 54% as of March 31, 2016, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.44x as of March 31, 2016. As of March 31, 2016, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	March 31, 2016		December 31, 2015
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$15	0.91x	$15	0.91x
65% - 80%	295	1.89x	280	1.78x
Less than 65%	2,572	2.53x	2,623	2.54x
Total commercial mortgage loans	$2,882	2.44x	$2,918	2.45x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	March 31, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$66	2.3%	$66	2.3%
East South Central	14	0.5%	14	0.5%
Middle Atlantic	210	7.3%	210	7.2%
Mountain	4	0.1%	4	0.1%
New England	163	5.7%	163	5.6%
Pacific	897	31.1%	933	32.0%
South Atlantic	580	20.1%	579	19.8%
West North Central	1	—%	1	—%
West South Central	128	4.4%	125	4.3%
Other [1]	819	28.5%	823	28.2%
Total mortgage loans	$2,882	100.0%	$2,918	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$16	0.6%	$16	0.5%
Industrial	830	28.8%	829	28.4%
Lodging	25	0.9%	26	0.9%
Multifamily	560	19.4%	557	19.1%
Office	709	24.6%	729	25.0%
Retail	632	21.9%	650	22.3%
Other	110	3.8%	111	3.8%
Total mortgage loans	$2,882	100.0%	$2,918	100.0%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral or investment manager and as an investor through normal investment activities as well as a means of accessing capital through a contingent capital facility.
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities.
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

	March 31, 2016			December 31, 2015
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
Investment funds [3]	$—	$—	$—	$52	$11	$42
Limited partnerships and other alternative investments [4]	458	69	389	2	1	1
Total	$458	$69	$389	$54	$12	$43

[1]	Included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS on the Company’s Condensed Consolidated Balance Sheets.

[4]	Total assets included in limited partnerships and other alternative investments, short-term investments, and other assets on the Company’s Condensed Consolidated Balance Sheets.

Effective January 1, 2016, the Company adopted new consolidation guidance which resulted in a hedge fund of funds that is part of limited partnerships and other alternative investments and which was previously a voting interest entity to now be consolidated as a VIE. Accordingly, this investment in this hedge fund of funds has been included in the above table beginning with the March 31, 2016 reporting. This hedge fund of funds limited partnership is considered a VIE under the updated guidance and the Company has determined it is the primary beneficiary and will consolidate the VIE. For further information on the adoption, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Also as a result of the adoption, the Company determined that one investment fund, which was previously identified as a consolidated VIE and for which the Company has management and control of the investments, is a voting interest entity under the new consolidation guidance. The Company still owns a majority interest in the investment fund and the fund is still consolidated on the Company's Condensed Consolidated Financial Statements; however, as of March 31, 2016, this investment fund is not included as a VIE in the table above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. Upon the adoption of the new consolidation guidance discussed above, these investments are now considered VIEs. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2016 and December 31, 2015, is limited to the total carrying value of $720 and $729, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, the Company has outstanding commitments totaling $351 and $299, respectively, which is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager and are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Securities Lending, Repurchase Agreements and Other Collateral Transactions
The Company participates in securities lending programs to generate additional income. Through these programs, certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities are loaned from the Company’s portfolio to qualifying third-party borrowers in return for collateral in the form of cash or securities. Borrowers of these securities provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan for domestic and non-domestic securities, respectively. The borrower will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default, and is not reflected on the Company’s consolidated balance sheets. The fair value of the loaned securities is monitored and additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities transferred. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the consolidated balance sheets. Income associated with securities lending transactions is reported as a component of net investment income on the Company’s consolidated statements of operations. As of March 31, 2016, the fair value of securities on loan and the associated liability for cash collateral received was $41 and $42, respectively. As of December 31, 2015, the fair value of securities on loan and the associated liability for cash collateral received was $15 and $15, respectively.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

As of March 31, 2016, the Company reported in fixed maturities, AFS and cash on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $251. The Company reported a corresponding obligation to repurchase the pledged securities of $249 in other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the Company reported in fixed maturities, AFS and cash on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $249. The Company reported a corresponding obligation to repurchase the pledged securities of $249 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of March 31, 2016 or December 31, 2015.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2016, and December 31, 2015, the fair value of securities on deposit was approximately $15 and $14, respectively.
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
Strategies That Qualify for Hedge Accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in the Company’s 2015 Form 10-K Annual Report. Typically, these hedge relationships include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2016, and December 31, 2015, the notional amount of interest rate swaps in offsetting relationships was $4.6 billion.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. During 2015, the Company entered into foreign currency forwards to hedge non-U.S. dollar denominated cash and equity securities, which matured in January 2016.
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
Equity Index Swaps and Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. During 2015, the Company entered into a total return swap to hedge equity risk of specific common stock investments which were accounted for using the fair value option in order to align the accounting treatment within net realized capital gains (losses). The swap matured in January 2016 and the specific common stock investments were sold at that time. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
Commodity Contracts
During 2015, the Company purchased for $11 put option contracts on West Texas Intermediate oil futures with a strike of $35 dollars per barrel in order to partially offset potential losses related to certain fixed maturity securities that could arise if oil prices decline substantially. The Company has since reduced its exposure to the targeted fixed maturity securities and, therefore, these options were terminated at the end of 2015.
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

	Notional Amount		Fair Value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Customized swaps	$5,622	$5,877	$150	$131
Equity swaps, options, and futures	1,392	1,362	(6)	2
Interest rate swaps and futures	3,773	3,740	48	25
Total	$10,787	$10,979	$192	$158

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Macro Hedge Program
The Company utilizes equity swaps, options, and futures to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Equity swaps, options, and futures	$4,605	$4,548	$145	$147
Total	$4,605	$4,548	$145	$147
Modified Coinsurance Reinsurance Contracts
As of March 31, 2016, and December 31, 2015, the Company had approximately $905 and $895, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related net fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset within total assets or total liabilities based upon the net of the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Cash flow hedges
Interest rate swaps	$1,767	$1,766	$73	$38	$73	$38	$—	$—
Foreign currency swaps	143	143	(18)	(19)	6	7	(24)	(26)
Total cash flow hedges	1,910	1,909	55	19	79	45	(24)	(26)
Fair value hedges
Interest rate swaps	23	23	—	—	—	—	—	—
Total fair value hedges	23	23	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, and futures	4,968	4,710	(414)	(415)	455	285	(869)	(700)
Foreign exchange contracts
Foreign currency swaps and forwards	60	386	—	4	—	4	—	—
Fixed payout annuity hedge	1,063	1,063	(321)	(357)	—	—	(321)	(357)
Credit contracts
Credit derivatives that purchase credit protection	213	249	(6)	10	1	12	(7)	(2)
Credit derivatives that assume credit risk [1]	615	1,435	(10)	(10)	2	5	(12)	(15)
Credit derivatives in offsetting positions	1,430	1,435	(1)	(1)	19	17	(20)	(18)
Equity contracts
Equity index swaps and options	736	404	2	15	29	41	(27)	(26)
Variable annuity hedge program
GMWB product derivatives [2]	14,597	15,099	(361)	(262)	—	—	(361)	(262)
GMWB reinsurance contracts	3,005	3,106	99	83	99	83	—	—
GMWB hedging instruments	10,787	10,979	192	158	338	264	(146)	(106)
Macro hedge program	4,605	4,548	145	147	178	179	(33)	(32)
Other
Modified coinsurance reinsurance contracts	905	895	57	79	57	79	—	—
Total non-qualifying strategies	42,984	44,309	(618)	(549)	1,178	969	(1,796)	(1,518)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$44,917	$46,241	$(563)	$(530)	$1,257	$1,014	$(1,820)	$(1,544)
Balance Sheet Location
Fixed maturities, available-for-sale	$184	$184	$1	$(1)	$1	$—	$—	$(1)
Other investments	12,139	11,837	377	250	505	360	(128)	(110)
Other liabilities	14,037	15,071	(711)	(653)	595	492	(1,306)	(1,145)
Reinsurance recoverable	3,910	4,000	156	162	156	162	—	—
Other policyholder funds and benefits payable	14,647	15,149	(386)	(288)	—	—	(386)	(288)
Total derivatives	$44,917	$46,241	$(563)	$(530)	$1,257	$1,014	$(1,820)	$(1,544)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2015, was primarily due to the following:

•
The decline in notional amount related to credit derivatives that assume credit risk was primarily due to the termination of replication transactions that had been used to earn credit spread while re-balancing within certain fixed maturity sectors.

•
The decline in notional amount related to currency derivatives was primarily driven by the expiration of yen currency forwards which were used to hedge Japanese yen-denominated cash and equity securities.

•
The decline in the combined notional amount associated with the GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by policyholder lapses and partial withdrawals.

•
The increase in notional amount related to equity derivatives primarily resulted from purchases of equity index options which are hedging the impact of a decline in the equity market on the investment portfolio.

Change in Fair Value
The net decline in the total fair value of derivative instruments since December 31, 2015, was primarily related to the following:

•
The decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by a decrease in the value of equity derivatives and liability model fund regression updates.

•
The decrease in the fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in interest rates.

•
The increase in fair value associated with the fixed payout annuity hedges was primarily driven by an appreciation of the Japanese yen in comparison to the U.S. dollar, partially offset by an decline in U.S. interest rates.

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
As of March 31, 2016

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,100	$919	$377	$(196)	$111	$70

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,434)	$(600)	$(711)	$(123)	$(788)	$(46)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

As of December 31, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$852	$692	$250	$(90)	$99	$61

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,255)	$(499)	$(653)	$(103)	$(753)	$(3)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Interest rate swaps	$35	$20	$—	$—
Foreign currency swaps	1	(7)	—	—
Total	$36	$13	$—	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
	Location	2016	2015
Interest rate swaps	Net realized capital gains (losses)	$—	$(1)
Interest rate swaps	Net investment income	6	8
Foreign currency swaps	Net realized capital gains (losses)	4	(10)
Total		$10	$(3)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

As of March 31, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $20. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three months ended March 31, 2016, and March 31, 2015, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
For the three months ended March 31, 2016 and 2015, the Company recognized in income losses of less than $1, respectively, representing the ineffective portion of fair value hedges for the derivative instrument and the hedged item.
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies.
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended March 31,
	2016	2015
Interest rate contracts
Interest rate swaps, swaptions, and futures	$(10)	$(1)
Foreign exchange contracts
Foreign currency swaps and forwards	(2)	2
Fixed payout annuity hedge [1]	36	(14)
Credit contracts
Credit derivatives that purchase credit protection	(2)	(1)
Credit derivatives that assume credit risk	(2)	6
Equity contracts
Equity index swaps and options	30	(2)
Commodity contracts
Commodity options	—	(3)
Variable annuity hedge program
GMWB product derivatives	(79)	(19)
GMWB reinsurance contracts	12	7
GMWB hedging instruments	50	13
Macro hedge program	(14)	(4)
Other
Modified coinsurance reinsurance contracts	(22)	(11)
Total [2]	$(3)	$(27)
[1] Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains (losses) of $(44) and $0 for the three months ended March 31, 2016 and 2015, respectively.
[2] Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

For the three months ended March 31, 2016, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to interest rate swaps was driven by market changes in the quarter.

•	The net gain on the fixed payout annuity hedge primarily resulted from an appreciation of the Japanese yen in comparison to the U.S. dollar, partially offset by a decline in U.S. interest rates.

•
The net gain associated with equity index swaps and options was primarily driven by a total return swap used to hedge equity securities where the value of the swap increased due to a decline in the Japanese equity markets. An offsetting change in value was recorded on the equity securities since the Company elected the fair value option in order to align the accounting with the derivative, resulting in changes in value on both the equity securities and the derivative recorded in net realized capital gains and losses. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements. The loss on equity index options was due to time decay and an increase in the equity market since the inception of the trade.

•
The net loss related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by a decrease in the value of equity derivatives and liability model fund regression updates.

•	The net loss on the macro hedge program was primarily driven by a decrease in the value of equity derivatives and time decay of options, partially offset by a gain due to a decline in interest rates.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in interest rates. The assets remain on the Company's books and the Company recorded an offsetting gain in OCI as a result of the increase in market value of the bonds.

For the three months ended March 31, 2015, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to the fixed payout annuity hedge was driven by a decline in U.S. interest rates.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2016, and December 31, 2015.
 As of March 31, 2016

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$75	$—	1 year	Corporate Credit/ Foreign Gov.	A-	$72	$—
Below investment grade risk exposure	85	(1)	1 year	Corporate Credit	B+	85	—
Basket credit default swaps [4]
Investment grade risk exposure	497	4	2 years	Corporate Credit	BBB+	347	(2)
Investment grade risk exposure	449	(14)	6 years	CMBS Credit	AA+	137	1
Below investment grade risk exposure	74	(15)	1 year	CMBS Credit	CCC	74	15
Embedded credit derivatives
Investment grade risk exposure	150	150	1 year	Corporate Credit	A+	—	—
Total [5]	$1,330	$124				$715	$14
 As of December 31, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$118	$—	1 year	Corporate Credit/ Foreign Gov.	BBB+	$115	$(1)
Below investment grade risk exposure	43	(2)	2 years	Corporate Credit	CCC+	43	1
Basket credit default swaps [4]
Investment grade risk exposure	1,265	7	4 years	Corporate Credit	BBB+	345	(2)
Investment grade risk exposure	503	(14)	6 years	CMBS Credit	AAA-	141	1
Below investment grade risk exposure	74	(13)	1 year	CMBS Credit	CCC	74	13
Embedded credit derivatives
Investment grade risk exposure	150	148	1 year	Corporate Credit	A+	—	—
Total [5]	$2,153	$126				$718	$12

[1]
The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, Fitch, and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements, clearing house rules, and applicable law, which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]
Includes $1.0 billion and $1.8 billion as of March 31, 2016, and December 31, 2015, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2016, and December 31, 2015, the Company pledged cash collateral associated with derivative instruments with a fair value of $117 and $173, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $968 and $873, respectively, as of March 31, 2016 and December 31, 2015, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of March 31, 2016, and December 31, 2015 the Company accepted cash collateral associated with derivative instruments of $394 and $341, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of March 31, 2016, and December 31, 2015, with a fair value of $116 and $100, respectively, of which the Company has the ability to sell or repledge $116 and $100, respectively. As of March 31, 2016, and December 31, 2015, the Company had no repledged securities and did not sell any securities. In addition, as of March 31, 2016, and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2016	$863	$2,313
Incurred [2]	28	69
Paid	(38)	—
Liability balance as of March 31, 2016	$853	$2,382
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313
Incurred [2]	25	69
Paid	(29)	—
Reinsurance recoverable asset, as of March 31, 2016	$519	$2,382

	GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred [2]	17	63
Paid	(29)	—
Liability balance as of March 31, 2015	$800	$2,104
Reinsurance recoverable asset, as of January 1, 2015	$480	$2,041
Incurred [2]	19	63
Paid	(22)	—
Reinsurance recoverable asset, as of March 31, 2015	$477	$2,104

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB/GMWB exposure as of March 31, 2016:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,980	$2,783	$490	71
With 5% rollup [2]	1,216	232	79	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,562	471	75	70
With 5% rollup & EPB	472	104	23	72
Total MAV	19,230	3,590	667
Asset Protection Benefit (APB) [4]	11,162	546	363	69
Lifetime Income Benefit (LIB) – Death Benefit [5]	495	9	9	69
Reset [6] (5-7 years)	2,487	42	41	70
Return of Premium [7] /Other	9,126	75	69	68
Subtotal Variable Annuity with GMDB/GMWB [10]	42,500	4,262	1,149	69
Less: General Account Value with GMDB/GMWB	3,796
Subtotal Separate Account Liabilities with GMDB	38,704
Separate Account Liabilities without GMDB	79,645
Total Separate Account Liabilities	$118,349

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.8 billion of total account value and weighted average attained age of 71 years. There is no NAR or retained NAR related to these contracts.

Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	March 31, 2016	December 31, 2015
Equity securities (including mutual funds)	$35,398	$36,970
Cash and cash equivalents	3,306	3,453
Total	$38,704	$40,423
As of March 31, 2016 and December 31, 2015, approximately 17% of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended March 31,
	2016	2015
Tax provision at the U.S. federal statutory rate	$3	$65
Dividends-received deduction ("DRD")	(20)	(23)
Foreign related investments	(2)	(2)
Provision (benefit) for income taxes	$(19)	$40
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of March 31, 2016 and December 31, 2015, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,380 and $3,333, respectively. If unutilized, $3,380 of the losses will expire from 2023-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
Most of the net operating loss carryover originated from the Company's U.S. annuity business, including from the hedging program. Given the continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses is significantly lessened. Accordingly, given the expected future consolidated group earnings, the Company believes sufficient taxable income will be generated in the future to utilize its net operating loss carryover. Although the Company believes there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time. Accordingly, no valuation allowance has been provided on the net operating loss carryover.
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of March 31, 2016 and December 31, 2015, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $232 and $232 and foreign tax credit carryover of $116 and $122, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2019 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Commitments and Contingencies

Litigation
The Company is involved in claims litigation arising in the ordinary course of business with respect to life, disability and accidental death and dismemberment insurance policies and with respect to annuity contracts.. The Company accounts for such activity through the establishment of reserves for future policy benefits and unpaid loss adjustment expense reserves. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of the Company.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2016, is $876. Of this $876 the legal entities have posted collateral of $1.0 billion in the normal course of business. In addition, the Company has posted collateral of $33 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2016, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of March 31, 2016 and December 31, 2015, the Company had $53 of reserves for claim annuities purchased by affiliated entities. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $739 and $746 as of March 31, 2016 and December 31, 2015, respectively.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of March 31, 2016 and December 31, 2015, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Ceded to Affiliates
The Company also maintains a reinsurance agreement with Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc., whereby the Company cedes both group life and group accident and health risk. Under this treaty, the Company ceded group life premium of $26 and $41 for the three months ended March 31, 2016 and 2015, respectively. The Company ceded accident and health premiums to HLA of $11 and $19 for the three months ended March 31, 2016 and 2015, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax, by component consist of the following:
Three months ended March 31, 2016

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$539	$57	$(3)	$593
OCI before reclassifications	209	22	—	231
Amounts reclassified from AOCI	17	(6)	—	11
OCI, net of tax	226	16	—	242
Ending balance	$765	$73	$(3)	$835

Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three Months Ended March 31, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(26)	Net realized capital losses
	(26)	Total before tax
	(9)	Income tax expense (benefit)
	$(17)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	Net realized capital losses
Interest rate swaps	6	Net investment income
Foreign currency swaps	4	Net realized capital losses
	10	Total before tax
	4	Income tax expense (benefit)
	$6	Net income
Total amounts reclassified from AOCI	$(11)	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Three months ended March 31, 2015

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax and DAC
Beginning balance	$1,154	$70	$(3)	$1,221
OCI before reclassifications	115	8	—	123
Amounts reclassified from AOCI	(12)	2	—	(10)
OCI, net of tax	103	10	—	113
Ending balance	$1,257	$80	$(3)	$1,334

Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three months ended March 31, 2015	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$18	Net realized capital losses
	18	Total before tax
	6	Income tax expense (benefit)
	$12	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$(1)	Net realized capital losses
Interest rate swaps	8	Net investment income
Foreign currency swaps	(10)	Net realized capital losses
	(3)	Total before tax
	(1)	Income tax expense (benefit)
	$(2)	Net income
Total amounts reclassified from AOCI	$10	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the period ended March 31, 2016 compared with the comparable 2015 periods.
The Company meets the conditions specified in General Instruction H(1) of Form 10-Q and is filing this Form with the reduced disclosure format permitted for wholly-owned subsidiaries of reporting entities. The Company has omitted, from this Form 10-Q, certain information in Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has included, under Item 2, Consolidated Results of Operations to explain any material changes in revenue and expense items for the periods presented. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2015 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended March 31,
	2016	2015	Change
Fee income and other	$254	$275	(8%)
Earned premiums	28	23	22%
Net investment income	322	379	(15%)
Net realized capital losses	(117)	(9)	NM
Total revenues	487	668	(27%)
Benefits, losses and loss adjustment expenses	349	330	6%
Amortization of deferred policy acquisition costs	11	19	(42%)
Insurance operating costs and other expenses	117	134	(13%)
Dividends to policyholders	1	—	NM
Total benefits, losses and expenses	478	483	(1%)
Income before income taxes	9	185	(95%)
Income tax expense (benefit)	(19)	40	(148%)
Net income	$28	$145	(81%)
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net income decreased for the three months ended March 31, 2016 as compared to the prior year period, primarily due to higher net realized capital losses, lower net investment income and lower fee income due to the continued runoff of the business, partially offset by a decline in insurance operating costs and other expenses.
Fee income decreased from the prior year period, primarily due to the continued runoff of the variable annuity block of business.
Net investment income decreased for the three months ended March 31, 2016, as compared to the prior period, primarily due to a decrease in income from limited partnerships and other alternative investments. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
Net realized capital losses of $117, before tax, for the three months ended March 31, 2016 increased from net realized capital losses of $9, before tax, as compared to the prior year period, driven, in part, by lower net gains (losses) on sales and an increase in losses on the variable annuity hedge program. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
The Company's effective tax rate differs from the U.S. Federal statutory rate of 35% in 2016 and 2015 primarily due to the separate account dividends received deduction. Income tax expense decreased by $59 to a benefit of $19 for the three months ended March 31, 2016, as compared to the prior year period, due to a decrease in income before income taxes and the effect of permanent items. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 5 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS
Net Investment Income (Loss)

	Three Months Ended March 31,
	2016		2015
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$261	4.6%	$265	4.5%
Equity securities, AFS	2	4.2%	2	1.8%
Mortgage loans	32	4.5%	41	5.3%
Policy loans	22	6.0%	20	5.6%
Limited partnerships and other alternative investments	(1)	(0.3)%	40	12.8%
Other [3]	18		24
Investment expense	(12)		(13)
Total net investment income	322	4.3%	379	4.8%
Total net investment income excluding limited partnerships and other alternative investments	$323	4.5%	$339	4.4%

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
Three months ended March 31, 2016, compared to the three months ended March 31, 2015
Total net investment income for the three months ended March 31, 2016, decreased as compared to the three months ended March 31, 2015, primarily due to a decrease in income from limited partnerships and other alternative investments. The decline in income from limited partnerships and other alternative investments was primarily due to higher income received in the prior period from the sales of underlying real estate funds. In addition, current quarter income included losses on hedge funds resulting from a decline in global equity markets as well as credit and foreign currency losses. Excluding limited partnerships and other alternative investments, net investment income declined as a result of lower income received from prepayment premiums on mortgage loans and make-whole payments on fixed maturities as well as the effect of reinvesting at lower interest rates and a decrease in invested asset levels due to the runoff of the variable annuity block.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, increased to 4.5% for the three months ended March 31, 2016 versus 4.4% for the comparable period in 2015. The increase was primarily attributable to reinvesting available liquidity into slightly longer duration assets, partially offset by the impact of reinvesting at lower rates. The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the three months ended March 31, 2016, was approximately 3.9% which was below the average yield of sales and maturities of 4.2% for the same period due to lower interest rates. The average reinvestment rate of 3.9% for the first quarter of 2016 was higher than the prior year period of 3.1%, largely due to wider credit spreads on average as well as changes in the mix of securities purchased.
Going forward, if interest rates continue to stay at current levels, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments to decline from the current net investment income yield due lower reinvestment rates. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management, trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2016	2015
Gross gains on sales	$30	$119
Gross losses on sales	(47)	(95)
Net OTTI losses recognized in earnings	(10)	(6)
Valuation allowances on mortgage loans	—	(4)
Periodic net coupon settlements on credit derivatives	1	1
Results of variable annuity hedge program
GMWB derivatives, net	(17)	1
Macro hedge program	(14)	(4)
Total results of variable annuity hedge program	(31)	(3)
Modified coinsurance reinsurance contracts	(22)	(11)
Other, net [1]	(38)	(10)
Net realized capital losses	$(117)	$(9)

[1]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and the fixed payout annuity hedge.
Details on the Company's net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains on sales for three months ended March 31, 2016 were primarily due to gains on the sale of corporate securities and U.S. Treasuries. Gross losses on the sales for the three months ended March 31, 2016 were primarily due to losses on the sale of corporate securities. The sales were primarily a result of duration, liquidity and credit management as well as tactical changes to the portfolio as a result of changing market conditions, including sales to reduce exposure to energy, emerging markets and other below investment grade corporate securities.

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

Variable Annuity Hedge Program

•
For the three months ended March 31, 2016, the net losses related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, were primarily due to losses of $9 driven by a decline in the value of equity derivatives and losses of $7 driven by liability model fund regression updates.

•
For the three months ended March 31, 2016, the loss on the macro hedge program was primarily due to losses of $16 driven by a decline in the value of equity derivatives and losses of $10 driven by time decay on options, partially offset by gains of $14 driven by a decline in long term interest rates.

Modified Coinsurance Reinsurance

•
For the three months ended March 31, 2016, the net loss associated with modified coinsurance reinsurance contracts was primarily driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

•
For the three months ended March 31, 2015, the net loss associated with modified coinsurance reinsurance contracts was primarily driven by a decline in long-term interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

Other, Net

•
Other, net loss for the three months ended March 31, 2016, was primarily due to losses of $11 on equity derivatives entered into during the first quarter which were hedging the impact of a decline in the equity market on the investment portfolio, losses of $10 on interest derivatives driven by market changes in the quarter, and losses of $8 related to the fixed payout annuity hedge driven by a decline in U.S. interest rates.

•	Other, net loss for the three months ended March 31, 2015, was primarily due to losses of $14 on fixed payout annuity hedge primarily driven by a decline in U.S. interest rates.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2015 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2016.
Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits ("EGPs") are used in the amortization of the deferred policy acquisition cost ("DAC") asset. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

	As of March 31, 2016	As of December 31, 2015
DAC	$467	$542
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$334	$340

[1]
For additional information on death and other insurance benefit reserves, see Note 6 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The benefit to net income, net of tax by asset and liability as a result of the Unlock is as follows:

	Three Months Ended March 31,
	2016	2015
DAC	$(3)	$4
Death and Other Insurance Benefit Reserves	11	18
Total (pre-tax)	8	22
Income tax effect	3	8
Total (after-tax)	$5	$14
The Unlock benefit of $5 after-tax for the three months ended March 31, 2016 was primarily driven by the effect that actual versus expected returns during the quarter had on aggregated estimated returns as well as to lower than expected lapses. The Unlock benefit, after-tax, for the three months ended March 31, 2015 was primarily due to separate account returns being above our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 32% as of March 31, 2016. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of March 31, 2016, there were no amounts outstanding from the HFSG Holding Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2016, is $876. Of this $876 the legal entities have posted collateral of $1.0 billion in the normal course of business. In addition, the Company has posted collateral of $33 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2016, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $32 billion of cash and total general account invested assets to meet liquidity needs. The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of March 31, 2016:

Fixed maturities	$25,337
Short-term investments	644
Cash	305
Less: Derivative collateral	1,361
Total	$24,925
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances.The CTDOI will permit the Company to pledge up to $1.2 billion in qualifying assets to secure FHLBB advances for 2016. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As March 31, 2016, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of March 31, 2016
Total Contractholder obligations	$163,513
Less: Separate account assets [1]	118,349
General account contractholder obligations	$45,164
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$19,063
Fixed MVA annuities [3]	5,478
Other [4]	20,623
General account contractholder obligations	$45,164

[1]
In the event customers elect to surrender separate account assets, the Company will use the proceeds from the sale of the assets to fund the surrender, and the Company’s liquidity position will not be impacted. In many instances the Company will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing the Company’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see the following) will decrease the Company’s obligation for payments on guaranteed living and death benefits.

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

[4]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuities' individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life in 2013 to MassMutual and Prudential, respectively. The reinsurance transactions do not extinguish the Company's primary liability on the insurance policies issued under these businesses.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2015 Form 10-K Annual Report.
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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $415 in dividends without prior approval from the applicable insurance commissioner. On January 29, 2016, HLAI paid an extraordinary dividend of $500 to the Company which was subsequently paid as an extraordinary dividend to the Company's parent, based on approval received from the insurance commissioner. As a result of this dividend, the Company has no ordinary dividend capacity remaining for the year.

The Company anticipates receiving from HLAI and subsequently paying an additional $250 extraordinary dividend to its parent during 2016, subject to regulatory approval.

Cash Flows

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$101	$146
Net cash provided by investing activities	$586	$564
Net cash used for financing activities	$(687)	$(675)
Cash – end of period	$305	$293
Net cash provided by operating activities decreased in 2016 as compared to 2015 primarily due to increases in claims and benefits paid, partially offset by a decrease in operating expenses paid.
Net cash provided by investing activities in 2016 primarily relates to net proceeds from derivatives of $136. Net cash provided by investing activities in 2015 primarily relates to a change to net sales of short-term investments of $827, partially offset by net payments for available-for-sale securities of $357.
Net cash used for financing activities in 2016 relates to capital contributions to the parent of approximately $500 and net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $210. Net cash used for financing activities in 2015 relates to capital contributions to parent of approximately $499 and net outflows on investment and universal life-type contracts of $298.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 26, 2016:

Insurance Financial Strength Ratings:	A.M. Best	Standard & Poor’s	Moody’s
Hartford Life Insurance Company	A-	BBB+	Baa2
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa2
These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory capital and surplus (referred to collectively as "statutory capital") necessary to support the business written and is reported in accordance with accounting practices prescribed by the applicable state insurance department.
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $4.5 billion as of March 31, 2016 and $4.9 billion as of December 31, 2015, respectively. The statutory capital amount as of December 31, 2015 is based on actual statutory filings with the applicable regulatory authorities. The statutory capital amount as of March 31, 2016, is an estimate, as the first quarter 2016 statutory filings have not yet been made.

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
United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. Implementation will be phased in, with the regulation in full effect by January 1, 2018. The regulation could have an adverse impact on contracts in our run-off lines of business, and may impact the way we provide investment-related information and support to financial advisors, plan sponsors, plan participants, plan beneficiaries and Individual Retirement Account owners. We are currently analyzing the potential effect of the regulation on our businesses.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company’s 2015 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's of the Company’s 2015 Form 10-K Annual Report is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2016.
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
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS

See Exhibits Index on page	66

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
April 29, 2016

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016
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