Form 10-Q
period 2016-06-30
HARTFORD LIFE INSURANCE CO
filed 2016-07-29
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 29, 2016, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as risk factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors in the Company’s 2015 Form 10-K Annual Report and those identified from time to time in our other filings with the Securities and Exchange Commission.

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

◦	the financial impacts on the Company relating to the announcement of the referendum vote on June 23, 2016, by the United Kingdom to leave the European Union;

◦	financial risk related to the continued reinvestment of our investment portfolios and performance of our hedge program for our runoff annuity block;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and statements of changes in stockholder's equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.
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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 29, 2016

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2016	2015	2016	2015
	(Unaudited)
Revenues
Fee income and other	$246	$280	$500	$555
Earned premiums	28	23	56	46
Net investment income	345	386	667	765
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(1)	(3)	(12)	(9)
OTTI losses recognized in other comprehensive income (losses) ("OCI")	—	1	1	1
Net OTTI losses recognized in earnings	(1)	(2)	(11)	(8)
Other net realized capital gains (losses)	4	15	(103)	12
Total net realized capital gains (losses)	3	13	(114)	4
Total revenues	622	702	1,109	1,370
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	342	303	691	633
Amortization of deferred policy acquisition costs	8	20	19	39
Insurance operating costs and other expenses	124	146	241	280
Reinsurance gain on dispositions	—	(8)	—	(8)
Dividends to policyholders	—	—	1	—
Total benefits, losses and expenses	474	461	952	944
Income before income taxes	148	241	157	426
Income tax expense	30	11	11	51
Net income	$118	$230	$146	$375
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
	(Unaudited)
Net income	$118	$230	$146	$375
Other comprehensive income (loss):
Changes in net unrealized gain on securities	228	(467)	454	(364)
Changes in net gain on cash flow hedging instruments	4	(18)	20	(8)
Changes in foreign currency translation adjustments	1	—	1	—
OCI, net of tax	233	(485)	475	(372)
Comprehensive income (loss)	$351	$(255)	$621	$3
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,392 and $23,559)	$25,700	$24,657
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $0 and $49)	123	165
Equity securities, available-for-sale, at fair value (cost of $123 and $471) (includes equity securities, at fair value using the fair value option, of $0 and $281, and variable interest entity assets of $0 and $1)	136	459
Mortgage loans (net of allowance for loan losses of $19 and $19)	2,871	2,918
Policy loans, at outstanding balance	1,434	1,446
Limited partnerships and other alternative investments (includes variable interest entity assets of $4 and $2)	1,084	1,216
Other investments	381	293
Short-term investments (includes variable interest entity assets of $3 and $2)	874	572
Total investments	32,603	31,726
Cash	282	305
Premiums receivable and agents’ balances	16	19
Reinsurance recoverables	20,545	20,499
Deferred policy acquisition costs	426	542
Deferred income taxes, net	1,356	1,581
Other assets	594	567
Separate account assets	117,851	120,111
Total assets	$173,673	$175,350
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$14,391	$13,850
Other policyholder funds and benefits payable	30,901	31,157
Other liabilities (includes variable interest entity liabilities of $0 and $12)	2,252	2,070
Separate account liabilities	117,851	120,111
Total liabilities	165,395	167,188
Commitments and Contingencies (Note 6)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	5,182	5,687
Accumulated other comprehensive income, net of tax	1,068	593
Retained earnings	2,022	1,876
Total stockholder's equity	8,278	8,162
Total liabilities and stockholder's equity	$173,673	$175,350
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity
	(Unaudited)
Six Months Ended June 30, 2016
Balance, beginning of period	$6	$5,687	$593	$1,876	$8,162
Capital contributions to parent	—	(505)	—	—	(505)
Net income	—	—	—	146	146
Total other comprehensive income	—	—	475	—	475
Balance, end of period	$6	$5,182	$1,068	$2,022	$8,278

Six Months Ended June 30, 2015
Balance, beginning of period	$6	$6,688	$1,221	$1,376	$9,291
Capital contributions to parent	—	(505)	—	—	(505)
Net income	—	—	—	375	375
Total other comprehensive loss	—	—	(372)	—	(372)
Balance, end of period	$6	$6,183	$849	$1,751	$8,789
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2016	2015
Operating Activities	(Unaudited)
Net income	$146	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	114	(4)
Amortization of deferred policy acquisition costs	19	39
Additions to deferred policy acquisition costs	(4)	(3)
Reinsurance gain on dispositions	—	(8)
Depreciation and amortization (accretion), net	(6)	6
Other operating activities, net	48	(4)
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	19	(9)
Decrease in deferred and accrued income taxes	15	86
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	105	46
Net changes in other assets and other liabilities	(141)	(67)
Net cash provided by operating activities	315	457
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	4,612	6,225
Fixed maturities, fair value option	17	13
Equity securities, available-for-sale	280	523
Mortgage loans	65	227
Partnerships	169	140
Payments for the purchase of:
Fixed maturities, available-for-sale	(4,365)	(6,788)
Fixed maturities, fair value option	(20)	(33)
Equity securities, available-for-sale	(38)	(178)
Mortgage loans	(17)	(134)
Partnerships	(70)	(77)
Net proceeds from (payments for) derivatives	190	(124)
Net increase (decrease) in policy loans	10	(22)
Net (payments for) proceeds from short-term investments	(328)	751
Other investing activities, net	37	—
Net cash provided by investing activities	542	523
Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,188	2,311
Withdrawals and other deductions from investment and universal life-type contracts	(8,070)	(8,702)
Net transfers from separate accounts related to investment and universal life-type contracts	5,475	5,846
Net proceeds from securities loaned or sold under agreements to repurchase	37	111
Capital contributions to parent	(505)	(505)
Net repayments at maturity or settlement of consumer notes	(6)	(13)
Net cash used for financing activities	(881)	(952)
Foreign exchange rate effect on cash	1	—
Net (decrease) increase in cash	(23)	28
Cash — beginning of period	305	258
Cash — end of period	$282	$286
Supplemental Disclosure of Cash Flow Information:
Income tax refunds received	$5	$49
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
During the first six months of 2016, the Company paid dividends of $500 to its parent. As a result of this dividend, the Company has no ordinary dividend capacity for the remainder of 2016.
The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to Massachusetts Mutual Life Insurance Company ("MassMutual") and The Prudential Insurance Company of America ("Prudential"), respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of June 30, 2016, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
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
Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Hartford Life Insurance Company and entities in which the Company directly or indirectly has a controlling financial interest. Entities in which the Company has significant influence over the operating and financing decisions but does not control are reported using the equity method. All intercompany transactions and balances between HLIC and its subsidiaries and affiliates have been eliminated.
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
Adoption of New Accounting Standards
On January 1, 2016 the Company adopted new consolidation guidance issued by the Financial Accounting Standards Board ("FASB"). The updates revise when to consolidate variable interest entities ("VIEs") and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify guidance for determining whether limited partnerships are VIEs or voting interest entities. The new guidance did not have a material effect on the Company's Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Future Adoption of New Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the FASB issued updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance will replace the “incurred loss” approach with an “expected loss” model for recognizing credit losses for instruments carried at other than fair value, which will initially result in the recognition of greater allowances for losses. The allowance will be an estimate of credit losses expected over the life of debt instruments, such as mortgage loans, reinsurance recoverables and receivables. Credit losses on available-for-sale (“AFS”) debt securities carried at fair value will continue to be measured as other-than-temporary impairments (“OTTI”) when incurred; however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on AFS securities cannot cause the net carrying value to be below fair value and, therefore, it is possible that increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance will also require purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. The guidance is effective January 1, 2020 through a cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses for debt instruments carried at other than fair value. No allowance will be recognized at adoption for AFS debt securities; rather, their cost basis will be evaluated for an allowance for OTTI prospectively. Early adoption is permitted as of January 1, 2019. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s Condensed Consolidated Financial Statements.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following tables present assets and (liabilities) carried at fair value by hierarchy level. Upon implementation of the new disclosure guidance effective in 2016 certain NAV ("Net Asset Value")-based fair values are no longer included in the fair value level disclosures; however, these amounts are included in the total fair value disclosed. As a result, prior period values for separate account assets have been removed from Level 2 and Level 3.

	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,019	$—	$1,012	$7
CDOs	1,269	—	1,003	266
CMBS	2,146	—	2,131	15
Corporate	15,594	—	14,877	717
Foreign government/government agencies	296	—	278	18
Municipal	1,282	—	1,209	73
RMBS	1,732	—	1,042	690
U.S. Treasuries	2,362	299	2,063	—
Total fixed maturities	25,700	299	23,615	1,786
Fixed maturities, FVO	123	—	123	—
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	136	52	42	42
Derivative assets
Credit derivatives	12	—	12	—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	123	—	123	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	85	—	(2)	87
Macro hedge program	49	—	—	49
Total derivative assets [2]	270	—	134	136
Short-term investments	874	258	616	—
Limited partnerships and other alternative investments [5]	5	—	—	—
Reinsurance recoverable for GMWB	106	—	—	106
Modified coinsurance reinsurance contracts	32	—	32	—
Separate account assets [3]	114,607	73,805	39,605	171
Total assets accounted for at fair value on a recurring basis	$141,864	$74,425	$64,167	$2,241
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(412)	$—	$—	$(412)
Equity linked notes	(28)	—	—	(28)
Total other policyholder funds and benefits payable	(440)	—	—	(440)
Derivative liabilities
Credit derivatives	(21)	—	(21)	—
Equity derivatives	28	—	27	1
Foreign exchange derivatives	(281)	—	(281)	—
Interest rate derivatives	(447)	—	(413)	(34)
GMWB hedging instruments	118	—	40	78
Macro hedge program	98	—	6	92
Total derivative liabilities [4]	(505)	—	(642)	137
Total liabilities accounted for at fair value on a recurring basis	$(945)	$—	$(642)	$(303)

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

[3]
Approximately $3.2 billion and $1.8 billion of investment sales receivable, as of June 30, 2016 and December 31, 2015, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $1.0 billion and $1.2 billion of investments, as of June 30, 2016 and December 31, 2015 for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), on January 1, 2016.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements, which may be imposed by agreements, clearing house rules and applicable law.

[5]
Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. The fair value is estimated using the net asset value per unit as a practical expedient and is excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), on January 1, 2016.

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
Derivative Instruments, including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2016 and December 31, 2015, 93% and 94%, respectively, of derivatives, based upon notional values, were priced by valuation models, including discounted cash flow models and option-pricing models that utilize present value techniques, or quoted market prices. The remaining derivatives were priced by broker quotations.
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

Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $42 and $166, for the three and six months ended June 30, 2016 and $155 and $227 for the three and six months ended June 30, 2015, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and six months ended June 30, 2016 and 2015, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three and six months ended June 30, 2016 and 2015, for the transfers into and out of Level 3.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Value
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value. The tables exclude ABS, CRE CDOs, certain CMBS, corporate and municipal securities as well as index options for which fair values are based on broker quotations.

	As of June 30, 2016
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$14	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10bps	1,275bps	234bps	Decrease
Corporate [3]	385	Discounted cash flows	Spread	158bps	1,531bps	360bps	Decrease
Municipal [3]	55	Discounted cash flows	Spread	223bps	283bps	240bps	Decrease
RMBS	690	Discounted cash flows	Spread	54bps	1,896bps	205bps	Decrease
			Constant prepayment rate	—%	20%	3%	Decrease [4]
			Constant default rate	1%	10%	6%	Decrease
			Loss severity	—%	100%	79%	Decrease
	As of December 31, 2015
CMBS [3]	$61	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31bps	1,505bps	230bps	Decrease
Corporate [3]	213	Discounted cash flows	Spread	63bps	800bps	290bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	193bps	193bps	193bps	Decrease
RMBS	628	Discounted cash flows	Spread	30bps	1,696bps	172bps	Decrease
			Constant prepayment rate	—%	20%	3%	Decrease [4]
			Constant default rate	1%	10%	6%	Decrease
			Loss severity	—%	100%	79%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of June 30, 2016
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	$(34)	Discounted cash flows	Swap curve beyond 30 years	2%	2%	Decrease
GMWB hedging instruments
Equity variance swaps	(34)	Option model	Equity volatility	22%	24%	Increase
Equity options	33	Option model	Equity volatility	27%	30%	Increase
Customized swaps	166	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [2]
Equity options	175	Option model	Equity volatility	12%	28%	Increase
	As of December 31, 2015
Interest rate derivative
Interest rate swaps	$(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(31)	Option model	Equity volatility	19%	21%	Increase
Equity options	35	Option model	Equity volatility	27%	29%	Increase
Customized swaps	131	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	179	Option model	Equity volatility	14%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations as noted in the following discussion.
Securities and derivatives for which the Company bases fair value on broker quotations include ABS, CDOs, CMBS, corporate, and index options. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and six months ended June 30, 2016, no significant adjustments were made by the Company to broker prices received.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in pre-tax realized losses of $(3) and $(2) respectively for the three months ended June 30, 2016 and 2015, respectively and $(1) and $(2) for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the credit standing adjustment was $(1) and $0, respectively.
Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder behavior assumption updates related to the behavior risk margin for the three and six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, the behavior risk margin was $43 and $45.
In addition to the non-market-based updates described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of $17 and $1 for the three months ended June 30, 2016 and 2015, respectively, and $13 and $11 for the six months ended June 30, 2016 and 2015, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the GMWB embedded derivative and the GMWB reinsurance derivative.

	As of June 30, 2016
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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 35% and 28% were subject to significant liquidation restrictions due to lock-up or gating provisions as of June 30, 2016 and December 31, 2015, respectively. Limited partnerships where redemptions are not allowed consisted of 9% and 4% as of June 30, 2016 and December 31, 2015, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three and six months ended June 30, 2016 for financial instruments classified as Level 3.
For the three months ended June 30, 2016

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of March 31, 2016	$2	$328	$51	$538	$20	$50	$701	$1,690	$1
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	—	(1)	—	—	—	(2)	—
Included in OCI [3]	—	(1)	1	16	1	3	3	23	—
Purchases	—	—	3	19	—	12	40	74	—
Settlements	—	(60)	(4)	(48)	(1)	—	(44)	(157)	—
Sales	—	—	(2)	(32)	(2)	—	—	(36)	(1)
Transfers into Level 3 [4]	5	—	—	263	—	8	—	276	—
Transfers out of Level 3 [4]	—	—	(34)	(38)	—	—	(10)	(82)	—
Fair value as of June 30, 2016	$7	$266	$15	$717	$18	$73	$690	$1,786	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$—	$—	$—	$(1)	$—	$—	$—	$(1)	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of March 31, 2016	$36	$3	$(32)	$144	$145	$260
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(2)	(2)	15	(4)	7
Included in OCI [3]	4	—	—	—	—	—
Purchases	2	—	—	—	—	—
Settlements	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	6	—	6
Fair value as of June 30, 2016	$42	$1	$(34)	$165	$141	$273
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$—	$(2)	$(2)	$15	$(4)	$7

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of March 31, 2016	$99	$154
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	3	—
Included in OCI [3]	—	3
Purchases	—	22
Settlements	4	(3)
Sales	—	(6)
Transfers into Level 3 [4]	—	3
Transfers out of Level 3 [4]	—	(2)
Fair value as of June 30, 2016	$106	$171
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$3	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable
Fair value as of March 31, 2016	$(361)	$(25)	$(386)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(35)	(3)	(38)
Settlements	(16)	—	(16)
Fair value as of June 30, 2016	$(412)	$(28)	$(440)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$(35)	$(3)	$(38)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

For the six months ended June 30, 2016

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2016	$5	$330	$62	$534	$17	$49	$628	$1,625	$2
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	—	(7)	—	—	—	(8)	—
Included in OCI [3]	—	(4)	(1)	4	2	4	(2)	3	—
Purchases	—	—	19	34	3	12	148	216	1
Settlements	—	(59)	(8)	(45)	(2)	—	(76)	(190)	—
Sales	—	—	(2)	(35)	(2)	—	—	(39)	(1)
Transfers into Level 3 [4]	5	—	—	307	—	8	2	322	—
Transfers out of Level 3 [4]	(3)	—	(55)	(75)	—	—	(10)	(143)	(2)
Fair value as of June 30, 2016	$7	$266	$15	$717	$18	$73	$690	$1,786	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$—	$—	$—	$(1)	$—	$—	$—	$—	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2016	$38	$—	$(29)	$135	$147	$253
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(7)	(5)	24	(4)	8
Included in OCI [3]	4	—	—	—	—	—
Purchases	2	8	—	—	—	8
Settlements	—	—	—	—	(2)	(2)
Sales	(2)	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	6	—	6
Fair value as of June 30, 2016	$42	$1	$(34)	$165	$141	$273
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$—	$(7)	$(5)	$24	$(4)	$8

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2016	$83	$139
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	16	—
Included in OCI [3]	—	7
Purchases	—	61
Settlements	7	(9)
Sales	—	(16)
Transfers into Level 3 [4]	—	6
Transfers out of Level 3 [4]	—	(17)
Fair value as of June 30, 2016	$106	$171
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$16	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits [7]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable
Fair value as of January 1, 2016	$(262)	$(26)	$(288)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(117)	(2)	(119)
Included in OCI [3]	—	—	—
Settlements	(33)	—	(33)
Fair value as of June 30, 2016	$(412)	$(28)	$(440)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2016 [2] [7]	$(117)	$(2)	$(119)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following tables provide fair value roll-forwards for the three and six months ended June 30, 2015 for financial instruments classified as Level 3.
For the three months ended June 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2015	$96	$362	$119	$670	$17	$52	$674	$1,990	$72
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	—	—	—	—	—	—	—	—
Included in OCI [3]	(2)	(2)	1	(10)	(2)	(3)	1	(17)	—
Purchases	9	—	—	2	2	—	35	48	1
Settlements	—	(12)	(13)	(26)	(1)	—	(29)	(81)	1
Sales	(6)	—	(3)	(12)	(1)	—	(35)	(57)	(1)
Transfers into Level 3 [4]	—	—	—	—	—	—	16	16	—
Transfers out of Level 3 [4]	(83)	—	(17)	(77)	—	—	—	(177)	(1)
Fair value as of June 30, 2015	$14	$348	$87	$547	$15	$49	$662	$1,722	$72
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$—	$—	$—	$—	$—	$—	$—	$—	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of March 31, 2015	$48	$(6)	$—	$5	$(30)	$159	$187	$315
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	6	(2)	(4)	(2)	3	(34)	(22)	(61)
Included in OCI [3]	—	—	—	—	—	—	—	—
Purchases	1	(2)	—	—	—	—	—	(2)
Settlements	—	—	—	—	(1)	—	—	(1)
Sales	(8)	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	6	—	—	—	—	6
Transfers out of Level 3 [4]	(3)	10	—	—	—	—	—	10
Fair value as of June 30, 2015	$44	$—	$2	$3	$(28)	$125	$165	$267
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$—	$—	$(4)	$—	$3	$(32)	$(18)	$(51)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of March 31, 2015	$65	$137
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(16)	—
Included in OCI [3]	—	(1)
Purchases	—	222
Settlements	1	(5)
Sales	—	(19)
Transfers into Level 3 [4]	—	5
Transfers out of Level 3 [4]	—	(53)
Fair value as of June 30, 2015	$50	$286
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$(16)	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of March 31, 2015	$(176)	$(26)	$(202)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	78	—	78	—
Settlements	(14)	—	(14)	—
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$78	$—	$78	$—

For the six months ended June 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$82	$360	$119	$646	$30	$54	$734	$2,025	$84
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	—	(2)	—	—	(1)	(4)	(4)
Included in OCI [3]	(2)	13	(1)	(26)	(2)	(5)	1	(22)	—
Purchases	22	—	12	3	3	—	46	86	5
Settlements	—	(18)	(19)	(24)	(2)	—	(58)	(121)	2
Sales	(6)	—	(3)	(15)	(14)	—	(57)	(95)	(5)
Transfers into Level 3 [4]	1	—	4	58	—	—	16	79	—
Transfers out of Level 3 [4]	(83)	(6)	(25)	(93)	—	—	(19)	(226)	(10)
Fair value as of June 30, 2015	$14	$348	$87	$547	$15	$49	$662	$1,722	$72
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$—	$(1)	$(1)	$(1)	$—	$—	$—	$(3)	$(2)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2015	$48	$(3)	$—	$5	$(27)	$170	$141	$286
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	6	1	(4)	8	—	(25)	(23)	(43)
Included in OCI [3]	(2)	—	—	—	—	—	—	—
Purchases	3	(8)	—	—	—	—	47	39
Settlements	—	—	—	(10)	(1)	(20)	—	(31)
Sales	(8)	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	6	—	—	—	—	6
Transfers out of Level 3 [4]	(3)	10	—	—	—	—	—	10
Fair value as of June 30, 2015	$44	$—	$2	$3	$(28)	$125	$165	$267
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$—	$3	$(4)	$1	$(2)	$(16)	$(15)	$(33)

Assets	Reinsurance Recoverable for GMWB and Japan GMWB, GMIB, and GMAB	Separate Accounts
Fair value as of January 1, 2015	$56	$112
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(9)	1
Included in OCI [3]	—	(1)
Purchases	—	260
Settlements	3	(10)
Sales	—	(25)
Transfers into Level 3 [4]	—	6
Transfers out of Level 3 [4]	—	(57)
Fair value as of June 30, 2015	$50	$286
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$(15)	$1

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits [7][8]	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	59	—	59	—
Included in OCI [3]	—	—	—	—
Settlements	(32)	—	(32)	—
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2015 [2] [7]	$59	$—	$59	$—

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

Fair Value Option
FVO investments include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate, for which the Company has elected the fair value option. The Company also classifies the underlying fixed maturities held in a consolidated investment fund within the Fixed Maturities, FVO line on the Condensed Consolidated Balance Sheets. The Company reports this consolidated investment company at fair value with changes in the fair value of the underlying securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. As of December 31, 2015, the fund held fixed income securities in multiple sectors and the Company had management and control of the funds as well as a significant ownership interest. The Company did not hold any of these funds as of June 30, 2016.
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. As of June 30, 2016, the Company no longer has any of these investments. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Assets
Fixed maturities, FVO
Corporate	$—	$(2)	$—	$1
CDOs	—	—	—	1
Foreign government	—	—	—	—
RMBS	2	(4)	2	(3)
Total fixed maturities, FVO	$2	$(6)	$2	$(1)
Equity, FVO	—	2	(34)	2
Total realized capital gains (losses)	$2	$(4)	$(32)	$1

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	June 30, 2016	December 31, 2015
Assets
Fixed maturities, FVO
ABS	$—	$4
Corporate	—	31
CDOs	—	1
CMBS	—	6
Foreign government	—	1
RMBS	123	119
U.S. Government	—	3
Total fixed maturities, FVO	$123	$165
Equity, FVO	$—	$281

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company's financial instruments not carried at fair value.

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,434	$1,434	$1,446	$1,446
Mortgage loans	Level 3	2,871	3,053	2,918	2,995
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,390	$6,682	$6,611	$6,802
Consumer notes [2] [3]	Level 3	32	32	38	38
Assumed investment contracts [3]	Level 3	738	795	619	682

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2016	2015	2016	2015
Gross gains on sales	$61	$65	$91	$184
Gross losses on sales	(13)	(53)	(60)	(148)
Net OTTI losses recognized in earnings	(1)	(2)	(11)	(8)
Valuation allowances on mortgage loans	—	—	—	(4)
Periodic net coupon settlements on credit derivatives	(1)	2	—	3
Results of variable annuity hedge program
GMWB derivatives, net	3	(4)	(14)	(3)
Macro hedge program	(20)	(23)	(34)	(27)
Total results of variable annuity hedge program	(17)	(27)	(48)	(30)
Modified coinsurance reinsurance contracts	(25)	37	(47)	26
Other, net [1]	(1)	(9)	(39)	(19)
Net realized capital losses	$3	$13	$(114)	$4

[1]
Primarily consists of changes in value of non-qualifying derivatives and transactional foreign currency revaluation gains (losses). For the three months ended June 30, 2016 and 2015, transactional foreign currency revaluation gains (losses) were $(64) and $16, respectively, and related to yen denominated fixed payout annuity liabilities, which were largely offset by gains (losses) of $60 and $(17), respectively, on derivative instruments used to hedge the foreign currency exposure. For the six months ended June 30, 2016 and 2015, the transactional foreign currency revaluation gains (losses) were $(108) and $16, respectively, which were largely offset by gains (losses) of $96 and $(31), respectively, on the related hedging instruments.

Net realized capital gains and losses from investment sales, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $47 and $21, respectively, for the three and six months ended June 30, 2016, and $16 and $34 for the three and six months ended June 30, 2015, respectively. Proceeds from sales of AFS securities totaled $1.7 billion and $3.9 billion, respectively, for the three and six months ended June 30, 2016, and $2.5 billion and $5.6 billion for the three and six months ended June 30, 2015, respectively.
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
The following table presents the Company's impairments by impairment type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Credit impairments	$1	$—	$9	$2
Intent-to-sell impairments	—	2	1	6
Impairments on equity securities	—	—	1	—
Total impairments	$1	$2	$11	$8
The following table presents a roll-forward of the Company’s cumulative credit impairments on fixed maturities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2016	2015	2016	2015
Balance as of beginning of period	$(215)	$(288)	$(211)	$(296)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—	(8)	(2)
Securities previously impaired	(1)	—	(1)	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	26	3	26	5
Securities due to an increase in expected cash flows	9	15	13	22
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	—	1
Balance as of end of period	$(181)	$(270)	$(181)	$(270)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,035	$18	$(34)	$1,019	$—	$864	$16	$(34)	$846	$—
CDOs [2]	1,223	56	(11)	1,269	—	1,354	67	(11)	1,408	—
CMBS	2,066	91	(11)	2,146	(2)	1,936	52	(24)	1,964	(3)
Corporate	14,051	1,619	(76)	15,594	(9)	14,425	975	(225)	15,175	(3)
Foreign govt./govt. agencies	272	27	(3)	296	—	328	14	(11)	331	—
Municipal	1,090	192	—	1,282	—	1,057	80	(5)	1,132	—
RMBS	1,686	54	(8)	1,732	—	1,468	43	(8)	1,503	—
U.S. Treasuries	1,969	393	—	2,362	—	2,127	184	(13)	2,298	—
Total fixed maturities, AFS	23,392	2,450	(143)	25,700	(11)	23,559	1,431	(331)	24,657	(6)
Equity securities, AFS [3]	123	19	(6)	136	—	178	11	(11)	178	—
Total AFS securities	$23,515	$2,469	$(149)	$25,836	$(11)	$23,737	$1,442	$(342)	$24,835	$(6)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2016 and December 31, 2015.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excluded equity securities, FVO, with a cost and fair value of $293 and $281 as of December 31, 2015. The Company did not hold any equity securities, FVO as of June 30, 2016.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2016		December 31, 2015
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$846	$853	$953	$974
Over one year through five years	4,621	4,816	4,973	5,075
Over five years through ten years	3,870	4,096	3,650	3,714
Over ten years	8,045	9,769	8,361	9,173
Subtotal	17,382	19,534	17,937	18,936
Mortgage-backed and asset-backed securities	6,010	6,166	5,622	5,721
Total fixed maturities, AFS	$23,392	$25,700	$23,559	$24,657
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders' equity, other than the U.S. government and certain U.S. government agencies as of June 30, 2016 and December 31, 2015. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in the Company’s 2015 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$172	$171	$(1)	$309	$276	$(33)	$481	$447	$(34)
CDOs [1]	431	429	(3)	569	561	(8)	1,000	990	(11)
CMBS	183	179	(4)	189	182	(7)	372	361	(11)
Corporate	862	831	(31)	577	532	(45)	1,439	1,363	(76)
Foreign govt./govt. agencies	33	31	(2)	35	34	(1)	68	65	(3)
Municipal	2	2	—	6	6	—	8	8	—
RMBS	187	186	(1)	235	228	(7)	422	414	(8)
U.S. Treasuries	—	—	—	—	—	—	—	—	—
Total fixed maturities, AFS	1,870	1,829	(42)	1,920	1,819	(101)	3,790	3,648	(143)
Equity securities, AFS [2]	30	28	(2)	38	34	(4)	68	62	(6)
Total securities in an unrealized loss position	$1,900	$1,857	$(44)	$1,958	$1,853	$(105)	$3,858	$3,710	$(149)

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$387	$385	$(2)	$271	$239	$(32)	$658	$624	$(34)
CDOs [1]	608	602	(6)	500	493	(5)	1,108	1,095	(11)
CMBS	655	636	(19)	99	94	(5)	754	730	(24)
Corporate	4,880	4,696	(184)	363	322	(41)	5,243	5,018	(225)
Foreign govt./govt. agencies	144	136	(8)	30	27	(3)	174	163	(11)
Municipal	179	174	(5)	—	—	—	179	174	(5)
RMBS	280	279	(1)	230	223	(7)	510	502	(8)
U.S. Treasuries	963	950	(13)	8	8	—	971	958	(13)
Total fixed maturities, AFS	8,096	7,858	(238)	1,501	1,406	(93)	9,597	9,264	(331)
Equity securities, AFS [2]	83	79	(4)	44	37	(7)	127	116	(11)
Total securities in an unrealized loss position	$8,179	$7,937	$(242)	$1,545	$1,443	$(100)	$9,724	$9,380	$(342)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of June 30, 2016 and December 31, 2015, excludes equity securities, FVO, which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of June 30, 2016, AFS securities in an unrealized loss position, consisted of 1,625 securities, primarily in the corporate sector, as well as student loan ABS , which were depressed primarily due to widening of credit spreads since the securities were purchased. As of June 30, 2016, 90% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during the first half of 2016 was primarily attributable to a decline in interest rates, as well as tighter credit spreads.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more primarily relate to corporate securities concentrated in the financial services and energy sectors, structured securities with exposure to commercial and residential real estate, and student loan ABS. Corporate financial services securities and student loan ABS were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. Corporate securities within the energy sector were primarily depressed due to a decline in oil and gas prices. For certain commercial and residential real estate securities, current market spreads are wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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

	June 30, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$2,890	$(19)	$2,871	$2,937	$(19)	$2,918

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of June 30, 2016, and December 31, 2015, the carrying value of mortgage loans associated with the valuation allowance was $31 and $39, respectively. There were no mortgage loans held-for-sale as of June 30, 2016 or December 31, 2015. As of June 30, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 55% as of June 30, 2016, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.43x as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2016		December 31, 2015
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$96	0.96x	$15	0.91x
65% - 80%	236	2.09x	280	1.78x
Less than 65%	2,539	2.53x	2,623	2.54x
Total commercial mortgage loans	$2,871	2.43x	$2,918	2.45x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$66	2.3%	$66	2.3%
East South Central	14	0.5%	14	0.5%
Middle Atlantic	209	7.3%	210	7.2%
Mountain	4	0.1%	4	0.1%
New England	163	5.7%	163	5.6%
Pacific	898	31.3%	933	32.0%
South Atlantic	571	19.9%	579	19.8%
West North Central	1	—%	1	—%
West South Central	128	4.5%	125	4.3%
Other [1]	817	28.4%	823	28.2%
Total mortgage loans	$2,871	100.0%	$2,918	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$16	0.5%	$16	0.5%
Industrial	827	28.8%	829	28.4%
Lodging	25	0.9%	26	0.9%
Multifamily	559	19.5%	557	19.1%
Office	706	24.6%	729	25.0%
Retail	629	21.9%	650	22.3%
Other	109	3.8%	111	3.8%
Total mortgage loans	$2,871	100.0%	$2,918	100.0%

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

	June 30, 2016			December 31, 2015
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
Investment funds [3]	$—	$—	$—	$52	$11	$42
Limited partnerships and other alternative investments [4]	7	—	7	2	1	1
Total	$7	$—	$7	$54	$12	$43

[1]	Included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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
Effective January 1, 2016, the Company adopted new consolidation guidance which resulted in a hedge fund of funds that is part of limited partnerships and other alternative investments and which was previously a voting interest entity to be consolidated as a VIE. This hedge fund of funds limited partnership is considered a VIE under the updated guidance and the Company has determined it is the primary beneficiary and will consolidate the VIE. As of June 30, 2016, this limited partnership has outstanding commitments totaling $20, which may be called by the underlying partnerships during the commitment period to fund the purchase of new investments. For further information on the adoption, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Also as a result of the adoption, the Company determined that one investment fund, which was previously identified as a consolidated VIE and for which the Company has management and control of the investments, is a voting interest entity under the new consolidation guidance. The Company still owns a majority interest in the investment fund and the fund that is still consolidated on the Company's Condensed Consolidated Financial Statements; however, as a result of the new consolidation guidance, this investment fund is not included as a VIE in the table above.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. Upon the adoption of the new consolidation guidance discussed above, these investments are now considered VIEs. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2016 and December 31, 2015 is limited to the total carrying value of $1 billion and $729, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, the Company has outstanding commitments totaling $392 and $299, respectively, which is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 3 - Investments and Derivatives of Notes to Consolidated Financial Statements included in the Company’s 2015 Form 10-K Annual Report.
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager and, therefore, does not consolidate. These investments are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Securities Lending, Repurchase Agreements and Other Collateral Transactions
The Company participates in securities lending programs to generate additional income. Through these programs, certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities are loaned from the Company’s portfolio to qualifying third-party borrowers in return for collateral in the form of cash or securities. Borrowers of these securities provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan for domestic and non-domestic securities, respectively. The borrower will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default, and is not reflected on the Company’s consolidated balance sheets. The fair value of the loaned securities is monitored and additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities transferred. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the consolidated balance sheets. Income associated with securities lending transactions is reported as a component of net investment income on the Company’s consolidated statements of operations. As of June 30, 2016, the fair value of securities on loan and the associated liability for cash collateral received was $69 and $70, respectively. As of December 31, 2015, the fair value of securities on loan and the associated liability for cash collateral received was $15 and $15, respectively.
From time to time, the Company enters into repurchase agreements and similar transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. Repurchase transactions generally have a contractual maturity of ninety days or less.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

As of June 30, 2016, the Company reported in fixed maturities, AFS and cash on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $233. The Company reported a corresponding obligation to repurchase the pledged securities of $231 in other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the Company reported in fixed maturities, AFS and cash on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $249. The Company reported a corresponding obligation to repurchase the pledged securities of $249 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of June 30, 2016 or December 31, 2015.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2016, and December 31, 2015, the fair value of securities on deposit was approximately $23 and $14, respectively.
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2016, and December 31, 2015, the notional amount of interest rate swaps in offsetting relationships was $4.2 billion and $4.6 billion, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. During 2015, the Company also entered into foreign currency forwards to hedge non-U.S. dollar denominated cash and equity securities, which matured in January 2016.
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
Equity Index Swaps and Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. During 2015, the Company entered into a total return swap to hedge equity risk of specific common stock investments which were accounted for using the fair value option in order to align the accounting treatment within net realized capital gains (losses). The swap matured in January 2016 and the specific common stock investments were sold at that time. In addition, the Company formerly offered certain equity indexed products that remain in force, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

	Notional Amount		Fair Value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Customized swaps	$5,421	$5,877	$166	$131
Equity swaps, options, and futures	1,395	1,362	—	2
Interest rate swaps and futures	3,716	3,740	37	25
Total	$10,532	$10,979	$203	$158

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Macro Hedge Program
The Company utilizes equity swaps, options, futures, and forwards to provide partial protection against the statutory tail scenario risk arising from GMWB and guaranteed minimum death benefit ("GMDB") liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Equity swaps, options, futures, and forwards	$4,699	$4,548	$147	$147
Total	$4,699	$4,548	$147	$147
Modified Coinsurance Reinsurance Contracts
As of June 30, 2016, and December 31, 2015, the Company had approximately $928 and $895, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
Cash flow hedges
Interest rate swaps	$1,766	$1,766	$83	$38	$83	$38	$—	$—
Foreign currency swaps	143	143	(19)	(19)	9	7	(28)	(26)
Total cash flow hedges	1,909	1,909	64	19	92	45	(28)	(26)
Fair value hedges
Interest rate swaps	23	23	—	—	—	—	—	—
Total fair value hedges	23	23	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, and futures	4,267	4,710	(407)	(415)	566	285	(973)	(700)
Foreign exchange contracts
Foreign currency swaps and forwards	2	386	—	4	—	4	—	—
Fixed payout annuity hedge	1,063	1,063	(261)	(357)	—	—	(261)	(357)
Credit contracts
Credit derivatives that purchase credit protection	110	249	(4)	10	—	12	(4)	(2)
Credit derivatives that assume credit risk [1]	714	1,435	(3)	(10)	5	5	(8)	(15)
Credit derivatives in offsetting positions	1,345	1,435	(1)	(1)	20	17	(21)	(18)
Equity contracts
Equity index swaps and options	748	404	—	15	28	41	(28)	(26)
Variable annuity hedge program
GMWB product derivatives [2]	14,072	15,099	(412)	(262)	—	—	(412)	(262)
GMWB reinsurance contracts	2,905	3,106	106	83	106	83	—	—
GMWB hedging instruments	10,532	10,979	203	158	360	264	(157)	(106)
Macro hedge program	4,699	4,548	147	147	185	179	(38)	(32)
Other
Modified coinsurance reinsurance contracts	928	895	32	79	32	79	—	—
Total non-qualifying strategies	41,385	44,309	(600)	(549)	1,302	969	(1,902)	(1,518)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$43,317	$46,241	$(536)	$(530)	$1,394	$1,014	$(1,930)	$(1,544)
Balance Sheet Location
Fixed maturities, available-for-sale	$150	$184	$1	$(1)	$1	$—	$—	$(1)
Other investments	5,241	11,837	270	250	281	360	(11)	(110)
Other liabilities	19,972	15,071	(505)	(653)	974	492	(1,479)	(1,145)
Reinsurance recoverable	3,832	4,000	138	162	138	162	—	—
Other policyholder funds and benefits payable	14,122	15,149	(440)	(288)	—	—	(440)	(288)
Total derivatives	$43,317	$46,241	$(536)	$(530)	$1,394	$1,014	$(1,930)	$(1,544)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•
The decline in notional amount related to the termination of credit derivatives that assume credit risk as a result of re-balancing within certain fixed maturity sectors. The terminated positions related to replication transactions that pair credit derivatives with high quality liquid securities to earn a higher credit spread.

•	The decline in notional amount related to non-qualifying interest rate derivatives was primarily driven by the termination of interest rate swaps that were used for the purpose of managing duration.

•
The increase in notional amount related to equity derivatives primarily resulted from purchases of equity index options which are hedging against the potential for a decline in the equity market on the investment portfolio.

Change in Fair Value
The net decline in the total fair value of derivative instruments since December 31, 2015, was primarily related to the following:

•
The decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by an increase in the equity markets.

•
The decrease in the fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in interest rates and credit spread tightening.

•
The increase in fair value associated with the fixed payout annuity hedges was primarily driven by an appreciation of the Japanese yen in comparison to the U.S. dollar, slightly offset by a decline in U.S. interest rates.

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
As of June 30, 2016

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,255	$1,015	$270	$(30)	$189	$51

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,490)	$(696)	$(505)	$(289)	$(777)	$(17)

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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Interest rate swaps	$11	$(22)	$45	$(2)	$—	$—	$—	$—
Foreign currency swaps	—	6	1	(1)	—	—	—	—
Total	$11	$(16)	$46	$(3)	$—	$—	$—	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2016	2015	2016	2015
Interest rate swaps	Net realized capital gains (losses)	$—	$—	$—	$(1)
Interest rate swaps	Net investment income	7	9	12	17
Foreign currency swaps	Net realized capital gains (losses)	(2)	3	2	(7)
Total		$5	$12	$14	$9

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

As of June 30, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $21. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and six months ended June 30, 2016, and June 30, 2015, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For the six months ended June 30, 2016 and 2015, the Company recognized in income losses of less than $1, respectively, representing the ineffective portion of fair value hedges for the derivative instrument and the hedged item.
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies.
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest rate contracts
Interest rate swaps, swaptions, and futures	$2	$(2)	$(8)	$(3)
Foreign exchange contracts
Foreign currency swaps and forwards	2	—	—	2
Fixed payout annuity hedge [1]	60	(17)	96	(31)
Credit contracts
Credit derivatives that purchase credit protection	(1)	—	(3)	(1)
Credit derivatives that assume credit risk	3	(4)	1	2
Equity contracts
Equity index swaps and options	(2)	4	28	2
Commodity contracts
Commodity options	—	(4)	—	(7)
Variable annuity hedge program
GMWB product derivatives	(30)	78	(109)	59
GMWB reinsurance contracts	1	(16)	13	(9)
GMWB hedging instruments	32	(66)	82	(53)
Macro hedge program	(20)	(23)	(34)	(27)
Other
Modified coinsurance reinsurance contracts	(25)	37	(47)	26
Total [2]	$22	$(13)	$19	$(40)
[1] Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains (losses) of $(64) and $16 for the three months ended June 30, 2016 and 2015, respectively, and $(108) and $16 for the six months ended June 30, 2016 and 2015, respectively.
[2] Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

For the three and six months ended June 30, 2016, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net gains on the fixed payout annuity hedge primarily resulted from an appreciation of the Japanese yen in comparison to the U.S. dollar, slightly offset by a decline in U.S. interest rates.

•
For the six months ended, the net loss related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by an increase in the U.S. equity markets.

•
The net losses on the macro hedge program were primarily driven by an increase in equity markets and time decay of options, partially offset by gains due to a decline in interest rates and an increase in equity volatility.

•
The losses associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, were primarily driven by a decline in interest rates and credit spread tightening. The assets remain on the Company's books and the Company recorded an offsetting gain in OCI as a result of the increase in market value of the bonds.

In addition, for the three and six months ended June 30, 2016 and 2015, the Company recognized gains of $1 and $1, respectively, due to cash recovered on derivative receivables that were previously written off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three and six months ended June 30, 2015, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The losses on the macro hedge program were primarily driven by time decay on options and an increase in interest rates.

•
The net losses related to the fixed payout annuity hedge were primarily driven by the depreciation of the Japanese yen in comparison to the U.S. dollar, partially offset by an increase in U.S. interest rates. In addition, for the six months ended June 30, 2015, losses were driven by a decline in short-term U.S. interest rates.

•	The gains on the GMWB product derivatives was largely driven by an increase in interest rates, offset by losses on the GMWB reinsurance contracts and GMWB hedging instruments.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2016, and December 31, 2015.
 As of June 30, 2016

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$101	$—	3 years	Corporate Credit/ Foreign Gov.	A-	$62	$—
Below investment grade risk exposure	43	(1)	2 years	Corporate Credit	CCC+	43	—
Basket credit default swaps [4]
Investment grade risk exposure	673	5	3 years	Corporate Credit	BBB+	345	(2)
Below investment grade risk exposure	22	1	5 years	Corporate Credit	BB-	22	(1)
Investment grade risk exposure	331	(8)	5 years	CMBS Credit	AA+	134	1
Below investment grade risk exposure	67	(16)	1 year	CMBS Credit	CCC	67	16
Embedded credit derivatives
Investment grade risk exposure	150	150	1 year	Corporate Credit	A+	—	—
Total [5]	$1,387	$131				$673	$14
 As of December 31, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$118	$—	1 year	Corporate Credit/ Foreign Gov.	BBB+	$115	$(1)
Below investment grade risk exposure	43	(2)	2 years	Corporate Credit	CCC+	43	1
Basket credit default swaps [4]
Investment grade risk exposure	1,265	7	4 years	Corporate Credit	BBB+	345	(2)
Investment grade risk exposure	503	(14)	6 years	CMBS Credit	AAA-	141	1
Below investment grade risk exposure	74	(13)	1 year	CMBS Credit	CCC	74	13
Embedded credit derivatives
Investment grade risk exposure	150	148	1 year	Corporate Credit	A+	—	—
Total [5]	$2,153	$126				$718	$12

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

[4]
Includes $1.1 billion and $1.8 billion as of June 30, 2016, and December 31, 2015, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2016, and December 31, 2015, the Company pledged cash collateral associated with derivative instruments with a fair value of $39 and $173, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $917 and $873, respectively, as of June 30, 2016 and December 31, 2015, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of June 30, 2016, and December 31, 2015 the Company accepted cash collateral associated with derivative instruments of $372 and $341, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of June 30, 2016, and December 31, 2015, with a fair value of $203 and $100, respectively, of which the Company has the ability to sell or repledge $203 and $100, respectively. As of June 30, 2016, and December 31, 2015, the Company had no repledged securities and did not sell any securities. In addition, as of June 30, 2016, and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1,2]	Universal Life Secondary Guarantees [1]
Liability balance as of January 1, 2016	$863	$2,313
Incurred [3]	41	158
Paid	(66)	—
Liability balance as of June 30, 2016	$838	$2,471
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313
Incurred [3]	32	158
Paid	(51)	—
Reinsurance recoverable asset, as of June 30, 2016	$504	$2,471

	GMDB/GMWB [1,2]	Universal Life Secondary Guarantees [1]
Liability balance as of January 1, 2015	$812	$2,041
Incurred [3]	20	135
Paid	(56)	—
Liability balance as of June 30, 2015	$776	$2,176
Reinsurance recoverable asset, as of January 1, 2015	$480	$2,041
Incurred [3]	52	135
Paid	(45)	—
Reinsurance recoverable asset, as of June 30, 2015	$487	$2,176
[1] Included in Reserve for future policy benefits and unpaid losses and loss adjustment expenses on the Condensed Consolidated Balance Sheets.

[2]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

[3]	Includes the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves.
The following table provides details concerning GMDB/GMWB exposure as of June 30, 2016:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,801	$2,599	$429	71
With 5% rollup [2]	1,192	215	71	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,507	463	74	70
With 5% rollup & EPB	470	103	23	72
Total MAV	18,970	3,380	597
Asset Protection Benefit (APB) [4]	10,850	392	261	69
Lifetime Income Benefit (LIB) – Death Benefit [5]	483	8	8	69
Reset [6] (5-7 years)	2,453	31	30	70
Return of Premium [7] /Other	8,982	74	69	68
Subtotal Variable Annuity with GMDB/GMWB [10]	41,738	$3,885	$965	70
Less: General Account Value with GMDB/GMWB	3,804
Subtotal Separate Account Liabilities with GMDB	37,934
Separate Account Liabilities without GMDB	79,917
Total Separate Account Liabilities	$117,851

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.6 billion of total account value and weighted average attained age of 72 years. There is no NAR or retained NAR related to these contracts.

Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	June 30, 2016	December 31, 2015
Equity securities (including mutual funds)	$34,783	$36,970
Cash and cash equivalents	3,151	3,453
Total	$37,934	$40,423
As of June 30, 2016 and December 31, 2015, approximately 17% of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax provision at the U.S. federal statutory rate	$52	$84	$55	$149
Dividends-received deduction ("DRD")	(21)	(71)	(41)	(94)
Foreign related investments	(1)	(2)	(3)	(4)
Provision for income taxes	$30	$11	$11	$51
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
Other than the net operating losses discussed below, the Company believes it is more likely than not that all other deferred tax assets will be fully realized. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching.
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
Due to limitations on the use of losses for one subsidiary, a valuation allowance of $1 has been established as of June 30, 2016 and December 31, 2015 in order to recognize only the portion of net operating losses that will more likely than not be realized.
As of June 30, 2016 and December 31, 2015, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,334 and $3,333, respectively. If unutilized, $3 of the losses will expire in 2016 and the remainder from 2023-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
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
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of June 30, 2016 and December 31, 2015, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $232 and $232 and foreign tax credit carryover of $109 and $122, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2020 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2016, is $800. Of this $800 the legal entities have posted collateral of $926 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2016, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Transactions with Affiliates
Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of June 30, 2016 and December 31, 2015, the Company had $53 of reserves for claim annuities purchased by affiliated entities. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $733 and $746 as of June 30, 2016 and December 31, 2015, respectively.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of June 30, 2016 and December 31, 2015, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Ceded to Affiliates
The Company also maintains a reinsurance agreement with Hartford Life and Accident Insurance Company ("HLA"), a wholly-owned subsidiary of Hartford Life, Inc., whereby the Company cedes both group life and group accident and health risk. Under this agreement, the Company ceded group life premium of $11 and $22 for the three and six months ended June 30, 2016, respectively and $17 and $36 for the three and six months ended June 30, 2015, respectively. The Company ceded accident and health premiums to HLA of $26 and $52 for the three and six months ended June 30, 2016, respectively, and $38 and $79 for the three and six months ended June 30, 2015, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax, by component consist of the following:
Three months ended June 30, 2016

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$765	$73	$(3)	$835
OCI before reclassifications	259	7	1	267
Amounts reclassified from AOCI	(31)	(3)	—	(34)
OCI, net of tax	228	4	1	233
Ending balance	$993	$77	$(2)	$1,068
Six months ended June 30, 2016

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$539	$57	$(3)	$593
OCI before reclassifications	468	29	1	498
Amounts reclassified from AOCI	(14)	(9)	—	(23)
OCI, net of tax	454	20	1	475
Ending balance	$993	$77	$(2)	$1,068
Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$47	$21	Net realized capital gains (losses)
	47	21	Total before tax
	16	7	Income tax expense
	31	14	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	—	—	Net realized capital gains (losses)
Interest rate swaps	7	12	Net investment income
Foreign currency swaps	(2)	2	Net realized capital gains (losses)
	5	14	Total before tax
	2	5	Income tax expense
	3	9	Net income
Total amounts reclassified from AOCI	$34	$23	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Three months ended June 30, 2015

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,257	$80	$(3)	$1,334
OCI before reclassifications	(457)	(10)	—	(467)
Amounts reclassified from AOCI	(10)	(8)	—	(18)
OCI, net of tax	(467)	(18)	—	(485)
Ending balance	$790	$62	$(3)	$849
Six months ended June 30, 2015

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,154	$70	$(3)	$1,221
OCI before reclassifications	(342)	(2)	—	(344)
Amounts reclassified from AOCI	(22)	(6)	—	(28)
OCI, net of tax	(364)	(8)	—	(372)
Ending balance	$790	$62	$(3)	$849
Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$16	$34	Net realized capital gains (losses)
	16	34	Total before tax
	6	12	Income tax expense
	10	22	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	—	(1)	Net realized capital gains (losses)
Interest rate swaps	9	17	Net investment income
Foreign currency swaps	3	(7)	Net realized capital gains (losses)
	12	9	Total before tax
	4	3	Income tax expense
	8	6	Net income
Total amounts reclassified from AOCI	$18	$28	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the period ended June 30, 2016 compared with the comparable 2015 periods.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Fee income and other	$246	$280	(12%)	$500	$555	(10%)
Earned premiums	28	23	22%	56	46	22%
Net investment income	345	386	(11%)	667	765	(13%)
Net realized capital gains (losses)	3	13	(77%)	(114)	4	NM
Total revenues	622	702	(11%)	1,109	1,370	(19%)
Benefits, losses and loss adjustment expenses	342	303	13%	691	633	9%
Amortization of deferred policy acquisition costs	8	20	(60%)	19	39	(51%)
Insurance operating costs and other expenses	124	146	(15%)	241	280	(14%)
Reinsurance gain on dispositions	—	(8)	100%	—	(8)	100%
Dividends to policyholders	—	—	—%	1	—	NM
Total benefits, losses and expenses	474	461	3%	952	944	1%
Income before income taxes	148	241	(39%)	157	426	(63%)
Income tax expense	30	11	173%	11	51	(78%)
Net income	$118	$230	(49%)	$146	$375	(61%)
Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Net income decreased for the three and six months ended June 30, 2016 as compared to the prior year periods, primarily due to lower net investment income, a lower unlock benefit and lower fee income due to the continued runoff of the businesses and a $48 tax benefit in the prior year period, partially offset by a decline in insurance operating costs and other expenses. Also contributing to the decrease for the six month period was a change to net realized capital losses.
Fee income decreased for the three and six months ended June 30, 2016, as compared to the prior year periods, primarily due to the continued runoff of the variable annuity block of business.
Net investment income decreased for the three and six months ended June 30, 2016, as compared to the prior periods, primarily due to a decrease in income from limited partnerships and other alternative investments. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
Net realized capital losses of $114, before tax, for the six months ended June 30, 2016, as compared to net realized capital gains of $4, before tax, in the prior year period were primarily due to losses on the variable annuity hedge program, driven, in part by a decline in the value of equity derivatives and net losses associated with modified coinsurance reinsurance contracts resulting from a decline in interest rates and credit spread tightening. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to the separate account dividends received deduction. Income tax expense for the three and six months ended June 30, 2015 included an income tax benefit of $48 related to intercompany tax settlements. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 5 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS
Net Investment Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$274	4.7%	$274	4.6%	$535	4.6%	$539	4.5%
Equity securities, AFS	2	2.9%	1	1.6%	4	3.5%	3	1.7%
Mortgage loans	32	4.4%	41	5.3%	64	4.4%	82	5.3%
Policy loans	20	5.7%	19	5.4%	42	5.9%	39	5.5%
Limited partnerships and other alternative investments	13	4.6%	47	15.6%	12	2.1%	87	14.1%
Other [3]	18		18		36		42
Investment expense	(14)		(14)		(26)		(27)
Total net investment income	345	4.6%	386	4.9%	667	4.5%	765	4.8%
Total net investment income excluding limited partnerships and other alternative investments	$332	4.6%	$339	4.5%	$655	4.6%	$678	4.5%

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
Three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015
Total net investment income for the three and six months ended June 30, 2016, decreased as compared to the three and six months ended June 30, 2015, primarily due to a decrease in income from limited partnerships and other alternative investments. The decline in partnership income was primarily due to higher income received in the prior year periods from both sales of underlying companies within private equity funds and valuation improvements on real estate funds. Excluding limited partnerships and other alternative investments, net investment income for the three and six months ended June 30, 2016 declined as compared to the three and six months ended June 30, 2015, as a result of lower income received from prepayment premiums on mortgage loans and make-whole payments on fixed maturities as well as the effect of reinvesting at lower interest rates and a decrease in invested asset levels due to the runoff of the variable annuity block.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, increased to 4.6% for the six months ended June 30, 2016 versus 4.5% for the comparable period in 2015. The increase was primarily attributable to reinvesting available liquidity into slightly longer duration assets, partially offset by the impact of reinvesting at lower rates. The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the six months ended June 30, 2016, was approximately 3.6% which was below the average yield of sales and maturities of 4.3% for the same period due to lower interest rates.
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

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2016	2015	2016	2015
Gross gains on sales	$61	$65	$91	$184
Gross losses on sales	(13)	(53)	(60)	(148)
Net OTTI losses recognized in earnings	(1)	(2)	(11)	(8)
Valuation allowances on mortgage loans	—	—	—	(4)
Periodic net coupon settlements on credit derivatives	(1)	2	—	3
Results of variable annuity hedge program
GMWB derivatives, net	3	(4)	(14)	(3)
Macro hedge program	(20)	(23)	(34)	(27)
Total results of variable annuity hedge program	(17)	(27)	(48)	(30)
Modified coinsurance reinsurance contracts	(25)	37	(47)	26
Other, net [1]	(1)	(9)	(39)	(19)
Net realized capital gains (losses)	$3	$13	$(114)	$4

[1]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and the fixed payout annuity hedge.
Details on the Company's net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains on sales for three and six months ended June 30, 2016 were primarily due to gains on the sale of corporate securities due to attractive tender offers and sales of U.S. Treasuries. Gross losses on the sales for the three and six months ended June 30, 2016 were primarily due to losses on the sale of corporate securities. The sales were primarily a result of duration, liquidity and credit management as well as tactical changes to the portfolio as a result of changing market conditions, including sales to reduce exposure to energy, emerging markets and other below investment grade corporate securities.

•
Gross gains and losses on sales for the three and six months ended June 30, 2015 were primarily due to gains and losses on the sale of U.S Treasuries and industrial corporate securities. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

Variable Annuity Hedge Program

•
For the six months ended June 30, 2016, the net loss related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to losses of $15 driven by an increase in the equity markets.

•
For the three and six months ended June 30, 2016, the losses on the macro hedge program were primarily due to losses of $22 and $33, respectively, driven by a decline in the value of equity derivatives and losses of $11 and $21, respectively, driven by time decay on options, partially offset by gains of $5 and $20, respectively, driven by a decline in interest rates and gains of $9 and $4, respectively, driven by a decline in volatility.

•
For the three and six months ended June 30, 2015, the losses on the macro hedge program were primarily due to losses of $11 and $23, respectively, driven by time decay on options, and losses of $9 and $2, respectively, driven by an increase in interest rates.

Modified Coinsurance Reinsurance

•
For the three and six months ended June 30, 2016, the net losses associated with modified coinsurance reinsurance contracts were primarily driven by a decline in interest rates and credit spread tightening. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

•	For the three and six months ended June 30, 2015, the net gains associated with modified coinsurance reinsurance contracts were primarily driven by an increase in long-term interest rates.

Other, Net

•
Other, net loss for the six months ended June 30, 2016, was primarily due to losses of $13 on equity derivatives which were hedging against a decline in the equity market on the investment portfolio, losses of $8 on interest derivatives driven by a decline in interest rates, and losses of $12 related to the fixed payout annuity hedge driven by a decline in U.S. interest rates.

•
Other, net loss for the six months ended June 30, 2015, was primarily due to losses of $15 related to the fixed payout annuity hedge driven by a decline in short-term U.S. interest rates and the depreciation of the Japanese yen in relation to the U.S. dollar.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2015 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2016.
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

	As of June 30, 2016	As of December 31, 2015
DAC	$426	$542
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$334	$340

[1]
For additional information on death and other insurance benefit reserves, see Note 4 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The benefit to net income, net of tax as a result of the Unlock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
DAC	$4	$1	$1	$5
Death and Other Insurance Benefit Reserves	7	44	18	62
Total (pre-tax)	11	45	19	67
Income tax effect	4	15	7	23
Total (after-tax)	$7	$30	$12	$44
The Unlock benefit, after-tax for the three and six months ended June 30, 2016 was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets. The Unlock benefit, after-tax, for the three and six months ended June 30, 2015 was primarily due to an off-cycle assumption change related to benefit utilization and, to a lesser extent, separate account returns being above our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 33% as of June 30, 2016. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of June 30, 2016, there were no amounts outstanding from the HFSG Holding Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2016, is $800. Of this $800, the legal entities have posted collateral of $926 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2016, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $33 billion of cash and total general account invested assets to meet liquidity needs. The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of June 30, 2016:

Fixed maturities	$25,823
Short-term investments	874
Cash	282
Less: Derivative collateral	1,289
Total	$25,690
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances.The CTDOI will permit the Company to pledge up to $1.2 billion in qualifying assets to secure FHLBB advances for 2016. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of June 30, 2016, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of June 30, 2016
Total Contractholder obligations	$163,175
Less: Separate account assets [1]	117,851
General account contractholder obligations	$45,324
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$19,339
Fixed MVA annuities [3]	5,371
Other [4]	20,614
General account contractholder obligations	$45,324

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

[3]
Relates to annuities that are recorded in the general account under U.S. GAAP as the contractholders are subject to the Company's credit risk, although these annuities are held in a statutory separate account. In the statutory separate account, the Company is required to maintain invested assets with a fair value greater than or equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are currently at least equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.

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
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $415 in dividends without prior approval from the applicable insurance commissioner. During the first six months of 2016, HLAI paid an extraordinary dividend of $500 to the Company which was subsequently paid as an extraordinary dividend to the Company's parent, based on approval received from the insurance commissioner. As a result of this dividend, the Company has no ordinary dividend capacity remaining for the year.

In July 2016, HLAI paid an extraordinary dividend of $250 which was subsequently paid as an extraordinary dividend to the Company's parent, based on approval received from the insurance commissioner.

Cash Flows

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$315	$457
Net cash provided by investing activities	$542	$523
Net cash used for financing activities	$(881)	$(952)
Cash – end of period	$282	$286
Net cash provided by operating activities decreased in 2016 as compared to 2015 primarily due to a decrease in net income of $229.
Net cash provided by investing activities in 2016 primarily relates to net proceeds from available-for-sale securities of $489 and net proceeds from derivatives of $190, partially offset by net payments for short-term investments of $328. Net cash provided by investing activities in 2015 primarily relates to a change to net sales of short-term investments of $751, partially offset by net payments for available-for-sale securities of $218.
Net cash used for financing activities in 2016 relates to capital contributions to the parent of approximately $505 and net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $407. Net cash used for financing activities in 2015 relates to net outflows on investment and universal life-type contract of $545 and net capital contributions of $505.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of July 26, 2016:

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
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $4.7 billion as of June 30, 2016 and $4.9 billion as of December 31, 2015, respectively. The statutory capital amount as of December 31, 2015 is based on actual statutory filings with the applicable regulatory authorities. The statutory capital amount as of June 30, 2016, is an estimate, as the second quarter 2016 statutory filings have not yet been made.

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
United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. Implementation will be phased in, with the regulation in full effect by January 1, 2018. The regulation could have an adverse impact on contracts in our run-off lines of business, and may impact the way we provide investment-related information and support to financial advisors, plan sponsors, plan participants, plan beneficiaries and Individual Retirement Account owners. On June 1, 2016, a group of nine plaintiffs, including the U.S. Chamber of Commerce and the Securities Industry and Financial Markets Association (SIFMA), filed a lawsuit against the DOL challenging the fiduciary rule. In addition, other industry groups and insurers have filed separate lawsuits against DOL. Among the claims, the lawsuits allege the unconstitutionality of the fiduciary rule and that DOL exceeded its rulemaking authority. We are currently analyzing the potential effect of the regulation and subsequent litigation on our businesses.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2016.
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
Item 1A. RISK FACTORS
Investing in the Company involves risk. The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A, of the Company's Annual Report on Form 10-K ("2015 Annual Report). Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2015 Annual Report. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
The amendments to the risk factor noted below are due to potential impacts of the referendum vote on June 23, 2016, by the United Kingdom (“UK”) to leave the European Union (“EU”) (commonly referred to as “Brexit”).
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
Brexit has caused significant volatility in global stock markets and current exchange rates, and has deepened the political, economic and global market uncertainty.  The geopolitical impacts of Brexit are unknown and may adversely affect long-term European and global economic growth and forecasts.  The United States Federal Reserve and other major central banks may continue with the current accommodative monetary policy for a longer period of time due to increasingly higher levels of political and market turmoil that could persist until some clarity emerges around the UK’s exit process from the EU and the impact of the leave on the economies of the other European countries.
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
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
July 29, 2016

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016
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