Form 10-Q
period 2016-09-30
HARTFORD LIFE INSURANCE CO
filed 2016-10-28
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 28, 2016, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	Risks Relating to Estimates, Assumptions and Valuations:

◦	risk associated with the use of analytical models in making decisions in key areas such as capital management, hedging, and reserving;

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

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal or state tax laws;

◦	the impact of potential changes in accounting principles and related financial reporting requirements;

•	Other Strategic and Operational Risks:

◦	risks associated with the runoff of our annuity book of business;

◦	the risks, challenges and uncertainties associated with The Hartford's expense reduction initiatives and other actions, which may include divestitures or restructurings;

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

Item 1.Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Hartford Life Insurance Company
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and statements of changes in stockholder's equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.
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

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 28, 2016

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2016	2015	2016	2015
	(Unaudited)
Revenues
Fee income and other	$246	$261	$746	$816
Earned premiums	124	27	180	73
Net investment income	363	364	1,030	1,129
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(12)	(25)	(24)	(34)
OTTI losses recognized in other comprehensive income (losses) ("OCI")	—	1	1	2
Net OTTI losses recognized in earnings	(12)	(24)	(23)	(32)
Other net realized capital gains (losses)	(19)	2	(122)	14
Total net realized capital losses	(31)	(22)	(145)	(18)
Total revenues	702	630	1,811	2,000
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	405	360	1,096	993
Amortization of deferred policy acquisition costs ("DAC")	81	34	100	73
Insurance operating costs and other expenses	124	126	365	406
Reinsurance gain on dispositions	—	(20)	—	(28)
Dividends to policyholders	—	—	1	—
Total benefits, losses and expenses	610	500	1,562	1,444
Income before income taxes	92	130	249	556
Income tax expense	13	12	24	63
Net income	79	118	225	493
Net income attributable to noncontrolling interest	—	1	—	1
Net income attributable to Hartford Life Insurance Company	$79	$117	$225	$492
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
	(Unaudited)
Net income	$79	$118	$225	$493
Other comprehensive income (loss):
Changes in net unrealized gain on securities	137	(87)	591	(451)
Changes in net gain on cash flow hedging instruments	(14)	13	6	5
Changes in foreign currency translation adjustments	—	—	1	—
OCI, net of tax	123	(74)	598	(446)
Comprehensive income	$202	$44	$823	$47
Less: comprehensive income attributable to non-controlling interest	—	1	—	1
Comprehensive income attributable to Hartford Life Insurance Company	$202	$43	$823	$46
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $23,219 and $23,559)	$25,625	$24,657
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $0 and $49)	112	165
Equity securities, available-for-sale, at fair value (cost of $89 and $471) (includes equity securities, at fair value using the fair value option, of $0 and $281, and variable interest entity assets of $0 and $1)	99	459
Mortgage loans (net of allowance for loan losses of $19 and $19)	2,856	2,918
Policy loans, at outstanding balance	1,431	1,446
Limited partnerships and other alternative investments (includes variable interest entity assets of $0 and $2)	966	1,216
Other investments	421	293
Short-term investments (includes variable interest entity assets of $0 and $2)	737	572
Total investments	32,247	31,726
Cash	426	305
Premiums receivable and agents’ balances	14	19
Reinsurance recoverables	20,606	20,499
Deferred policy acquisition costs	442	542
Deferred income taxes, net	1,283	1,581
Other assets	724	567
Separate account assets	118,648	120,111
Total assets	$174,390	$175,350
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$14,411	$13,850
Other policyholder funds and benefits payable	30,762	31,157
Other liabilities (includes variable interest entity liabilities of $0 and $12)	2,339	2,070
Separate account liabilities	118,648	120,111
Total liabilities	166,160	167,188
Commitments and Contingencies (Note 8)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	4,932	5,687
Accumulated other comprehensive income, net of tax	1,191	593
Retained earnings	2,101	1,876
Total stockholder's equity	8,230	8,162
Total liabilities and stockholder's equity	$174,390	$175,350
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interest	Total Stockholder's Equity
	(Unaudited)
Nine Months Ended September 30, 2016
Balance, beginning of period	$6	$5,687	$593	$1,876	$—	$8,162
Return of capital to parent	—	(755)	—	—	—	(755)
Net income	—	—	—	225	—	225
Total other comprehensive income	—	—	598	—	—	598
Balance, end of period	$6	$4,932	$1,191	$2,101	$—	$8,230

Nine Months Ended September 30, 2015
Balance, beginning of period	$6	$6,688	$1,221	$1,376	$—	$9,291
Return of capital to parent	—	(1,002)	—	—	—	(1,002)
Net income	—	—	—	492	1	493
Change in non-controlling interest ownership	—	—	—	—	(1)	(1)
Total other comprehensive loss	—	—	(446)	—	—	(446)
Balance, end of period	$6	$5,686	$775	$1,868	$—	$8,335
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2016	2015
Operating Activities	(Unaudited)
Net income	$225	$493
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	145	18
Amortization of deferred policy acquisition costs	100	73
Additions to deferred policy acquisition costs	(7)	(5)
Reinsurance gain on dispositions	—	(28)
Depreciation and amortization (accretion), net	4	(7)
Other operating activities, net	10	23
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	45	(24)
Increase in deferred and accrued income taxes	45	35
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	128	147
Net changes in other assets and other liabilities	(135)	(190)
Net cash provided by operating activities	560	535
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	7,079	8,962
Fixed maturities, fair value option	38	57
Equity securities, available-for-sale	287	529
Mortgage loans	142	397
Partnerships	335	168
Payments for the purchase of:
Fixed maturities, available-for-sale	(6,561)	(9,194)
Fixed maturities, fair value option	(29)	(40)
Equity securities, available-for-sale	(44)	(188)
Mortgage loans	(77)	(206)
Partnerships	(114)	(109)
Net proceeds from derivatives	54	12
Net increase (decrease) in policy loans	14	(12)
Net (payments for) proceeds from short-term investments	(195)	1,090
Other investing activities, net	38	—
Net cash provided by investing activities	967	1,466
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,371	3,673
Withdrawals and other deductions from investment and universal life-type contracts	(11,717)	(12,780)
Net transfers from separate accounts related to investment and universal life-type contracts	7,722	8,218
Net (decrease) increase in securities loaned or sold under agreements to repurchase	(14)	113
Return of capital to parent	(755)	(1,002)
Net repayments at maturity or settlement of consumer notes	(14)	(31)
Net cash used for financing activities	(1,407)	(1,809)
Foreign exchange rate effect on cash	1	—
Net increase in cash	121	192
Cash — beginning of period	305	258
Cash — end of period	$426	$450
Supplemental Disclosure of Cash Flow Information:
Income tax refunds received (paid)	$17	$(15)
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
During the first nine months of 2016, the Company paid dividends of approximately $750 to its parent. As a result of this dividend, the Company has no ordinary dividend capacity for the remainder of 2016.
The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to Massachusetts Mutual Life Insurance Company ("MassMutual") and The Prudential Insurance Company of America ("Prudential"), respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of September 30, 2016, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following tables present assets and (liabilities) carried at fair value by hierarchy level. Upon implementation of the new disclosure guidance effective in 2016 certain NAV ("Net Asset Value")-based fair values are no longer included in the fair value level disclosures; however, these amounts are included in the total fair value disclosed. As a result, prior period values for limited partnerships and other alternative investments and certain separate account assets have been removed from Level 2 and Level 3.

	September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$1,049	$—	$1,029	$20
CDOs	1,209	—	953	256
CMBS	2,269	—	2,246	23
Corporate	15,593	—	14,958	635
Foreign government/government agencies	338	—	318	20
Municipal	1,289	—	1,210	79
RMBS	1,782	—	1,039	743
U.S. Treasuries	2,096	114	1,982	—
Total fixed maturities	25,625	114	23,735	1,776
Fixed maturities, FVO	112	—	112	—
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	99	20	36	43
Derivative assets
Credit derivatives	(4)	—	(4)	—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	117	—	117	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	66	—	(15)	81
Macro hedge program	96	—	—	96
Total derivative assets [2]	276	—	99	177
Short-term investments	737	255	482	—
Limited partnerships and other alternative investments [5]	—	—	—	—
Reinsurance recoverable for GMWB	98	—	—	98
Modified coinsurance reinsurance contracts	31	—	31	—
Separate account assets [3]	116,163	74,870	40,028	325
Total assets accounted for at fair value on a recurring basis	$143,152	$75,270	$64,523	$2,419
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(348)	$—	$—	$(348)
Equity linked notes	(31)	—	—	(31)
Total other policyholder funds and benefits payable	(379)	—	—	(379)
Derivative liabilities
Credit derivatives	—	—	—	—
Equity derivatives	30	—	30	—
Foreign exchange derivatives	(266)	—	(266)	—
Interest rate derivatives	(451)	—	(417)	(34)
GMWB hedging instruments	103	—	53	50
Macro hedge program	40	—	(32)	72
Total derivative liabilities [4]	(544)	—	(632)	88
Total liabilities accounted for at fair value on a recurring basis	$(923)	$—	$(632)	$(291)

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

[3]
Approximately $2.5 billion and $1.8 billion of investment sales receivable, as of September 30, 2016 and December 31, 2015, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $0.9 billion and $1.2 billion of investments, as of September 30, 2016 and December 31, 2015, respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy in connection with the adoption of ASU 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), on January 1, 2016.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements, which may be imposed by agreements, clearing house rules and applicable law.

[5]	Represents hedge funds where investment company accounting was applied to a wholly-owned fund of funds measured at fair value. During 2016, the Company liquidated this fund of funds.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Valuation Techniques, Procedures and Controls
The Company determines the fair values of certain financial assets and liabilities based on quoted market prices where available, and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity, and where appropriate, risk margins on unobservable parameters.
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance, and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments as well as addressing valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the Valuation Committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include various investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes.
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
Derivative Instruments, including Embedded Derivatives within Investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2016 and December 31, 2015, 97% and 94%, respectively, of derivatives, based upon notional values, were priced by valuation models, including discounted cash flow models and option-pricing models that utilize present value techniques, or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analyses of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. The Company performs various controls on derivative valuations which include both quantitative and qualitative analyses. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. On a daily basis, market valuations are compared to counterparty valuations for OTC derivatives. There are monthly analyses to identify market value changes greater than pre-defined thresholds, stale prices, missing prices, and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives and all new deals during the month. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval.
The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified with the same fair value hierarchy level as the associated assets and liabilities. Therefore, the realized and unrealized gains and losses on derivatives reported in the Level 3 rollforward may be offset by realized and unrealized gains and losses of the associated assets and liabilities in other line items of the financial statements.
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

Level 3
Most of the Company's securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate ("CRE") CDOs and RMBS primarily backed by sub-prime loans. Also included in Level 3 are securities valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in the preceding noted Level 2 measurements, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including certain municipal securities, foreign government/government agency securities, and bank loans, which are included with corporate fixed maturities. Primary inputs for these long-dated securities are consistent with the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Significant inputs for Level 3 derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but also include equity and interest rate volatility and swap yield curves beyond observable limits.

Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $299 and $465, respectively, for the three and nine months ended September 30, 2016 and $106 and $333, respectively, for the three and nine months ended September 30, 2015, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and nine months ended September 30, 2016 and 2015, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three and nine months ended September 30, 2016 and 2015, for the transfers into and out of Level 3.

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

	As of September 30, 2016
Securities				Unobservable Inputs
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$17	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	11bps	1,274bps	196bps	Decrease
Corporate [3]	280	Discounted cash flows	Spread	156bps	1,364bps	435bps	Decrease
Municipal [3]	61	Discounted cash flows	Spread	195bps	326bps	224bps	Decrease
RMBS	743	Discounted cash flows	Spread	43bps	1,736bps	191bps	Decrease
			Constant prepayment rate	—%	20%	3%	Decrease [4]
			Constant default rate	1%	10%	5%	Decrease
			Loss severity	—%	100%	79%	Decrease
	As of December 31, 2015
CMBS [3]	$61	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	31bps	1,505bps	230bps	Decrease
Corporate [3]	213	Discounted cash flows	Spread	63bps	800bps	290bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	193bps	193bps	193bps	Decrease
RMBS	628	Discounted cash flows	Spread	30bps	1,696bps	172bps	Decrease
			Constant prepayment rate	—%	20%	3%	Decrease [4]
			Constant default rate	1%	10%	6%	Decrease
			Loss severity	—%	100%	79%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values (continued)

	As of September 30, 2016
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	$(34)	Discounted cash flows	Swap curve beyond 30 years	2%	2%	Decrease
GMWB hedging instruments
Equity variance swaps	(36)	Option model	Equity volatility	20%	23%	Increase
Equity options	25	Option model	Equity volatility	27%	29%	Increase
Customized swaps	142	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program [2]
Equity options	195	Option model	Equity volatility	15%	27%	Increase
	As of December 31, 2015
Interest rate derivative
Interest rate swaps	$(30)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(31)	Option model	Equity volatility	19%	21%	Increase
Equity options	35	Option model	Equity volatility	27%	29%	Increase
Customized swaps	131	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	179	Option model	Equity volatility	14%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations as noted in the following discussion.
Securities and derivatives for which the Company bases fair value on broker quotations include ABS, CDOs, CMBS, corporate, and index options. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and nine months ended September 30, 2016, no significant adjustments were made by the Company to broker prices received.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities on a daily basis. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including policyholder lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s annual comprehensive study to refine its estimate of future gross profits with the study performed in the fourth quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $0 and $0, for the three months ended September 30, 2016 and 2015, respectively and $(1) and $(1) for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the credit standing adjustment was $(1) and $0, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates related to the behavior risk margin for the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015, the behavior risk margin was $42 and $45.
In addition to the non-market-based updates described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $11 and $(21), for the three months ended September 30, 2016 and 2015, respectively, and $24 and $(10) for the nine months ended September 30, 2016 and 2015, respectively.
The following table provides quantitative information about the significant unobservable inputs and is applicable to the GMWB embedded derivative and the GMWB reinsurance derivative.

	As of September 30, 2016
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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 39% and 28% were subject to significant liquidation restrictions due to lock-up or gating provisions as of September 30, 2016 and December 31, 2015, respectively. Limited partnerships where redemptions are not allowed consisted of 19% and 4% as of September 30, 2016 and December 31, 2015, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three and nine months ended September 30, 2016 for the financial instruments classified as Level 3.
For the three months ended September 30, 2016

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of June 30, 2016	$7	$266	$15	$717	$18	$73	$690	$1,786	$—
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	—	—	(11)	—	—	—	(11)	—
Included in OCI [3]	—	(2)	—	25	1	2	5	31	—
Purchases	17	—	14	22	5	4	93	155	—
Settlements	(1)	(8)	(3)	4	(1)	—	(37)	(46)	—
Sales	(2)	—	—	(20)	(3)	—	(8)	(33)	—
Transfers into Level 3 [4]	—	—	—	56	—	—	—	56	—
Transfers out of Level 3 [4]	(1)	—	(3)	(158)	—	—	—	(162)	—
Fair value as of September 30, 2016	$20	$256	$23	$635	$20	$79	$743	$1,776	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$—	$—	$—	$(11)	$—	$—	$—	$(11)	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of June 30, 2016	$42	$1	$(34)	$165	$141	$273
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(1)	(1)	—	(34)	(32)	(67)
Included in OCI [3]	—	—	—	—	—	—
Purchases	2	—	—	—	63	63
Settlements	—	—	—	—	(4)	(4)
Sales	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—
Fair value as of September 30, 2016	$43	$—	$(34)	$131	$168	$265
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$—	$—	$—	$(34)	$(34)	$(68)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of June 30, 2016	$106	$171
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(12)	1
Included in OCI [3]	—	(1)
Purchases	—	165
Settlements	4	(3)
Sales	—	(11)
Transfers into Level 3 [4]	—	10
Transfers out of Level 3 [4]	—	(7)
Fair value as of September 30, 2016	$98	$325
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$(12)	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable
Fair value as of June 30, 2016	$(412)	$(28)	$(440)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	81	(3)	78
Settlements	(17)	—	(17)
Fair value as of September 30, 2016	$(348)	$(31)	$(379)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$81	$(3)	$78

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

For the nine months ended September 30, 2016

	Fixed Maturities, AFS								Fixed Maturities, FVO
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS
Fair value as of January 1, 2016	$5	$330	$62	$534	$17	$49	$628	$1,625	$2
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	—	(18)	—	—	—	(19)	—
Included in OCI [3]	—	(6)	(1)	29	3	6	3	34	—
Purchases	17	—	33	56	8	16	241	371	1
Settlements	(1)	(67)	(11)	(41)	(3)	—	(113)	(236)	—
Sales	(2)	—	(2)	(55)	(5)	—	(8)	(72)	(1)
Transfers into Level 3 [4]	5	—	—	363	—	8	2	378	—
Transfers out of Level 3 [4]	(4)	—	(58)	(233)	—	—	(10)	(305)	(2)
Fair value as of September 30, 2016	$20	$256	$23	$635	$20	$79	$743	$1,776	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$—	$—	$—	$(12)	$—	$—	$—	$(12)	$—

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2016	$38	$—	$(29)	$135	$147	$253
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(1)	(8)	(5)	(10)	(36)	(59)
Included in OCI [3]	4	—	—	—	—	—
Purchases	4	8	—	—	63	71
Settlements	—	—	—	—	(6)	(6)
Sales	(2)	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	6	—	6
Fair value as of September 30, 2016	$43	$—	$(34)	$131	$168	$265
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$—	$—	$(5)	$(2)	$(31)	$(38)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2016	$83	$139
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	4	1
Included in OCI [3]	—	5
Purchases	—	226
Settlements	11	(12)
Sales	—	(27)
Transfers into Level 3 [4]	—	16
Transfers out of Level 3 [4]	—	(23)
Fair value as of September 30, 2016	$98	$325
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$4	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable
Fair value as of January 1, 2016	$(262)	$(26)	$(288)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(36)	(5)	(41)
Included in OCI [3]	—	—	—
Settlements	(50)	—	(50)
Fair value as of September 30, 2016	$(348)	$(31)	$(379)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2016 [2] [7]	$(36)	$(5)	$(41)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following tables provide fair value roll-forwards for the three and nine months ended September 30, 2015 for the financial instruments classified as Level 3.
For the three months ended September 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2015	$14	$348	$87	$547	$15	$49	$662	$1,722	$72
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	—	—	(10)	—	—	—	(10)	—
Included in OCI [3]	—	(8)	(1)	—	(1)	1	(3)	(12)	1
Purchases	—	—	5	19	—	—	22	46	—
Settlements	—	(7)	(12)	4	—	—	(33)	(48)	(25)
Sales	—	—	—	(15)	(1)	—	(51)	(67)	—
Transfers into Level 3 [4]	—	—	—	24	3	—	—	27	—
Transfers out of Level 3 [4]	(9)	—	(5)	(29)	—	—	—	(43)	(1)
Fair value as of September 30, 2015	$5	$333	$74	$540	$16	$50	$597	$1,615	$47
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$—	$—	$—	$(12)	$—	$—	$—	$(12)	$1

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of June 30, 2015	$44	$—	$2	$3	$(28)	$125	$165	$267
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(4)	—	2	(3)	(2)	46	18	61
Included in OCI [3]	3	—	—	—	—	—	—	—
Purchases	2	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—	—
Fair value as of September 30, 2015	$45	$—	$4	$—	$(30)	$171	$183	$328
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(4)	$—	$2	$—	$(2)	$48	$12	$60

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of June 30, 2015	$50	$285
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	46	28
Included in OCI [3]	—	(2)
Purchases	—	57
Settlements	(23)	(6)
Sales	—	(200)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	1
Fair value as of September 30, 2015	$73	$164
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$46	$31

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of June 30, 2015	$(112)	$(26)	$(138)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(177)	5	(172)	3
Settlements	19	—	19	—
Fair value as of September 30, 2015	$(270)	$(21)	$(291)	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(177)	$5	$(172)	$3

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

For the nine months ended September 30, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign Govt./Govt. Agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$82	$360	$119	$646	$30	$54	$734	$2,025	$84
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(1)	—	(12)	—	—	(1)	(14)	(4)
Included in OCI [3]	(2)	5	(2)	(26)	(3)	(4)	(2)	(34)	1
Purchases	22	—	17	22	3	—	68	132	5
Settlements	—	(25)	(31)	(20)	(2)	—	(91)	(169)	(23)
Sales	(6)	—	(3)	(30)	(15)	—	(108)	(162)	(5)
Transfers into Level 3 [4]	1	—	4	82	3	—	16	106	—
Transfers out of Level 3 [4]	(92)	(6)	(30)	(122)	—	—	(19)	(269)	(11)
Fair value as of September 30, 2015	$5	$333	$74	$540	$16	$50	$597	$1,615	$47
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$—	$(1)	$(1)	$(11)	$—	$—	$—	$(13)	$2

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Commodity	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Total Free-Standing Derivatives [5]
Fair value as of January 1, 2015	$48	$(3)	$—	$5	$(27)	$170	$141	$286
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	2	1	(2)	5	(2)	21	(5)	18
Included in OCI [3]	1	—	—	—	—	—	—	—
Purchases	5	(8)	—	—	—	—	47	39
Settlements	—	—	—	(10)	(1)	(20)	—	(31)
Sales	(8)	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	6	—	—	—	—	6
Transfers out of Level 3 [4]	(3)	10	—	—	—	—	—	10
Fair value as of September 30, 2015	$45	$—	$4	$—	$(30)	$171	$183	$328
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(4)	$3	$(2)	$1	$(4)	$32	$(3)	$27

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$56	$112
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	31	29
Included in OCI [3]	—	(3)
Purchases	—	317
Settlements	(14)	(16)
Sales	—	(226)
Transfers into Level 3 [4]	—	7
Transfers out of Level 3 [4]	—	(56)
Fair value as of September 30, 2015	$73	$164
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$31	$32

	Other Policyholder Funds and Benefits Payable [1]
Liabilities	Guaranteed Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(118)	5	(113)	3
Included in OCI [3]	—	—	—	—
Settlements	(13)	—	(13)	—
Fair value as of September 30, 2015	$(270)	$(21)	$(291)	$—
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2015 [2] [7]	$(118)	$5	$(113)	$3

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. As of September 30, 2016, the Company no longer holds these investments. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company's Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Assets
Fixed maturities, FVO
Corporate	$—	$—	$—	$1
CDOs	—	—	—	1
RMBS	1	(1)	3	(4)
Total fixed maturities, FVO	$1	$(1)	$3	$(2)
Equity, FVO	—	—	(34)	2
Total realized capital gains (losses)	$1	$(1)	$(31)	$—
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company's Condensed Consolidated Balance Sheets.

	As of
	September 30, 2016	December 31, 2015
Assets
Fixed maturities, FVO
ABS	$—	$4
Corporate	3	31
CDOs	—	1
CMBS	—	6
Foreign government	—	1
RMBS	109	119
U.S. Government	—	3
Total fixed maturities, FVO	$112	$165
Equity, FVO	$—	$281

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company's financial instruments not carried at fair value.

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,431	$1,431	$1,446	$1,446
Mortgage loans	Level 3	2,856	2,997	2,918	2,995
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,443	$6,721	$6,611	$6,802
Consumer notes [2] [3]	Level 3	24	24	38	38
Assumed investment contracts [3]	Level 3	754	806	619	682

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2016	2015	2016	2015
Gross gains on sales	$47	$33	$138	$217
Gross losses on sales	(6)	(33)	(66)	(181)
Net OTTI losses recognized in earnings	(12)	(24)	(23)	(32)
Valuation allowances on mortgage loans	—	—	—	(4)
Periodic net coupon settlements on credit derivatives	1	2	1	5
Results of variable annuity hedge program
GMWB derivatives, net	6	(32)	(8)	(35)
Macro hedge program	(64)	51	(98)	24
Total results of variable annuity hedge program	(58)	19	(106)	(11)
Modified coinsurance reinsurance contracts	(1)	3	(48)	29
Other, net [1]	(2)	(22)	(41)	(41)
Net realized capital losses	$(31)	$(22)	$(145)	$(18)

[1]
Primarily consists of changes in value of non-qualifying derivatives and transactional foreign currency revaluation gains (losses). For the three months ended September 30, 2016 and 2015, transactional foreign currency revaluation gains (losses) were $(10) and $(17), respectively, and related to yen denominated fixed payout annuity liabilities, while there were also gains on the related hedging instruments of $13 and $8, respectively, used to hedge the foreign currency exposure. For the nine months ended September 30, 2016 and 2015, the transactional foreign currency revaluation losses were $(118) and $(1), respectively, while there were also gains (losses) on the related hedging instruments of $109 and $(23), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains (losses) on sales and impairments previously reported as unrealized gains (losses) in AOCI were $28 and $49, respectively, for the three and nine months ended September 30, 2016, and $(24) and $10 for the three and nine months ended September 30, 2015, respectively. Proceeds from sales of AFS securities totaled $1.8 billion and $5.7 billion, respectively, for the three and nine months ended September 30, 2016, and $2.3 billion and $7.9 billion for three and nine months ended September 30, 2015, respectively.
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
3. Investments (continued)

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
The following table presents the Company's impairments by impairment type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Credit impairments	$11	$12	$20	$14
Intent-to-sell impairments	—	8	1	14
Impairments on equity securities	1	4	2	4
Total impairments	$12	$24	$23	$32
The following table presents a roll-forward of the Company’s cumulative credit impairments on fixed maturities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2016	2015	2016	2015
Balance as of beginning of period	$(181)	$(270)	$(211)	$(296)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(2)	—	(10)	(2)
Securities previously impaired	(9)	(12)	(10)	(12)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	11	49	37	54
Securities due to an increase in expected cash flows	3	10	16	32
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	—	1
Balance as of end of period	$(178)	$(223)	$(178)	$(223)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2016					December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,061	$17	$(29)	$1,049	$—	$864	$16	$(34)	$846	$—
CDOs [2]	1,156	57	(5)	1,209	—	1,354	67	(11)	1,408	—
CMBS	2,182	95	(8)	2,269	(2)	1,936	52	(24)	1,964	(3)
Corporate	13,939	1,696	(42)	15,593	—	14,425	975	(225)	15,175	(3)
Foreign govt./govt. agencies	306	34	(2)	338	—	328	14	(11)	331	—
Municipal	1,104	185	—	1,289	—	1,057	80	(5)	1,132	—
RMBS	1,731	57	(6)	1,782	—	1,468	43	(8)	1,503	—
U.S. Treasuries	1,740	357	(1)	2,096	—	2,127	184	(13)	2,298	—
Total fixed maturities, AFS	23,219	2,498	(93)	25,625	(2)	23,559	1,431	(331)	24,657	(6)
Equity securities, AFS [3]	89	15	(5)	99	—	178	11	(11)	178	—
Total AFS securities	$23,308	$2,513	$(98)	$25,724	$(2)	$23,737	$1,442	$(342)	$24,835	$(6)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2016 and December 31, 2015.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excluded equity securities, FVO, with a cost and fair value of $293 and $281 as of December 31, 2015. The Company held no equity securities, FVO as of September 30, 2016.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2016		December 31, 2015
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$694	$701	$953	$974
Over one year through five years	4,522	4,706	4,973	5,075
Over five years through ten years	3,715	3,958	3,650	3,714
Over ten years	8,158	9,951	8,361	9,173
Subtotal	17,089	19,316	17,937	18,936
Mortgage-backed and asset-backed securities	6,130	6,309	5,622	5,721
Total fixed maturities, AFS	$23,219	$25,625	$23,559	$24,657
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder's equity, other than the U.S. government and certain U.S. government agencies as of September 30, 2016 and December 31, 2015. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments and Derivatives of Notes to Consolidated Financial Statements in the Company’s 2015 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$112	$111	$(1)	$273	$245	$(28)	$385	$356	$(29)
CDOs [1]	281	281	(1)	540	536	(4)	821	817	(5)
CMBS	294	291	(3)	114	109	(5)	408	400	(8)
Corporate	802	784	(18)	393	369	(24)	1,195	1,153	(42)
Foreign govt./govt. agencies	43	42	(1)	6	5	(1)	49	47	(2)
Municipal	10	10	—	—	—	—	10	10	—
RMBS	86	86	—	240	234	(6)	326	320	(6)
U.S. Treasuries	189	188	(1)	—	—	—	189	188	(1)
Total fixed maturities, AFS	1,817	1,793	(25)	1,566	1,498	(68)	3,383	3,291	(93)
Equity securities, AFS [2]	27	25	(2)	37	34	(3)	64	59	(5)
Total securities in an unrealized loss position	$1,844	$1,818	$(27)	$1,603	$1,532	$(71)	$3,447	$3,350	$(98)

	December 31, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$387	$385	$(2)	$271	$239	$(32)	$658	$624	$(34)
CDOs [1]	608	602	(6)	500	493	(5)	1,108	1,095	(11)
CMBS	655	636	(19)	99	94	(5)	754	730	(24)
Corporate	4,880	4,696	(184)	363	322	(41)	5,243	5,018	(225)
Foreign govt./govt. agencies	144	136	(8)	30	27	(3)	174	163	(11)
Municipal	179	174	(5)	—	—	—	179	174	(5)
RMBS	280	279	(1)	230	223	(7)	510	502	(8)
U.S. Treasuries	963	950	(13)	8	8	—	971	958	(13)
Total fixed maturities, AFS	8,096	7,858	(238)	1,501	1,406	(93)	9,597	9,264	(331)
Equity securities, AFS [2]	83	79	(4)	44	37	(7)	127	116	(11)
Total securities in an unrealized loss position	$8,179	$7,937	$(242)	$1,545	$1,443	$(100)	$9,724	$9,380	$(342)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivatives within certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of September 30, 2016 and December 31, 2015, excludes equity securities, FVO, which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of September 30, 2016, AFS securities in an unrealized loss position consisted of 1,237 securities, primarily in the corporate sector, which were depressed primarily due to widening of credit spreads since the securities were purchased. As of September 30, 2016, 92% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2016 was primarily attributable to a decline in interest rates and tighter credit spreads.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Most of the securities depressed for twelve months or more relate to student loan ABS and corporate securities concentrated in the financial services sector. These investments were primarily depressed because the securities have floating-rate coupons and long-dated maturities, and current credit spreads are wider than when these securities were purchased. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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

	September 30, 2016			December 31, 2015
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$2,875	$(19)	$2,856	$2,937	$(19)	$2,918

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2016, and December 31, 2015, the carrying value of mortgage loans associated with the valuation allowance was $31 and $39, respectively. There were no mortgage loans held-for-sale as of September 30, 2016, and December 31, 2015. As of September 30, 2016, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
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
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 53% as of September 30, 2016, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of September 30, 2016 and December 31, 2015, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2016		December 31, 2015
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$15	0.45x	$15	0.91x
65% - 80%	265	2.15x	280	1.78x
Less than 65%	2,576	2.59x	2,623	2.54x
Total commercial mortgage loans	$2,856	2.53x	$2,918	2.45x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$54	1.9%	$66	2.3%
East South Central	14	0.5%	14	0.5%
Middle Atlantic	210	7.4%	210	7.2%
New England	138	4.8%	163	5.6%
Pacific	910	31.9%	933	32.0%
South Atlantic	585	20.5%	579	19.8%
West South Central	128	4.5%	125	4.3%
Other [1]	817	28.5%	828	28.3%
Total mortgage loans	$2,856	100.0%	$2,918	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2016		December 31, 2015
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$16	0.6%	$16	0.5%
Industrial	830	29.1%	829	28.4%
Lodging	25	0.9%	26	0.9%
Multifamily	568	19.9%	557	19.1%
Office	663	23.2%	729	25.0%
Retail	614	21.5%	650	22.3%
Other	140	4.8%	111	3.8%
Total mortgage loans	$2,856	100.0%	$2,918	100.0%
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
3. Investments (continued)

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
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its collateral or investment management services and original investment. Since December 31, 2015, the Company has disposed of the VIEs for which it was the primary beneficiary.

	September 30, 2016			December 31, 2015
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
Investment funds [3]	$—	$—	$—	$52	$11	$42
Limited partnerships and other alternative investments [4]	—	—	—	2	1	1
Total	$—	$—	$—	$54	$12	$43

[1]	Included in other liabilities on the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS on the Company’s Condensed Consolidated Balance Sheets.

[4]	Total assets included in limited partnerships and other alternative investments on the Company’s Condensed Consolidated Balance Sheets.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. Upon the adoption of the new consolidation guidance discussed above, these investments are now considered VIEs. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2016 and December 31, 2015 is limited to the total carrying value of $897 and $729, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, the Company has outstanding commitments totaling $427 and $299, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 3 - Investments and Derivatives of Notes to Consolidated Financial Statements included in the Company’s 2015 Form 10-K Annual Report.
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
3. Investments (continued)

Securities Lending, Repurchase Agreements and Other Collateral Transactions
The Company participates in securities lending programs to generate additional income. Through these programs, certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities are loaned from the Company’s portfolio to qualifying third-party borrowers in return for collateral in the form of cash or securities. Borrowers of these securities provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan for domestic and non-domestic securities, respectively. The borrower will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default, and is not reflected on the Company’s consolidated balance sheets. The fair value of the loaned securities is monitored and additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities transferred. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the consolidated balance sheets. Income associated with securities lending transactions is reported as a component of net investment income on the Company’s consolidated statements of operations. As of September 30, 2016, the fair value of securities on loan and the associated liability for cash collateral received was $77 and $22, respectively. The Company also received securities collateral of $57 which was not included in the Company's Condensed Consolidated Balance Sheets. As of December 31, 2015, the fair value of securities on loan and the associated liability for cash collateral received was $15 and $15, respectively.
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
As of September 30, 2016, the Company reported in fixed maturities, AFS and cash on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $229. The Company reported a corresponding obligation to repurchase the pledged securities of $227 in other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the Company reported in fixed maturities, AFS and cash on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $249. The Company reported a corresponding obligation to repurchase the pledged securities of $249 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of September 30, 2016 or December 31, 2015.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of September 30, 2016, and December 31, 2015, the fair value of securities on deposit was approximately $15 and $14, respectively.
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2016, and December 31, 2015, the notional amount of interest rate swaps in offsetting relationships was $3.9 billion and $4.6 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Fixed Payout Annuity Hedge
The Company reinsures certain yen denominated fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company has in place pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.

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
Commodity Contracts
The Company has used put option contracts on oil futures to partially offset potential losses related to certain fixed maturity securities that could be impacted by changes in oil prices.
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
The Company utilizes derivatives (“GMWB hedging instruments”) as part of a dynamic hedging program designed to hedge a portion of the capital market risk exposures of the non-reinsured GMWB riders due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options and futures, on certain indices including the S&P 500 index, EAFE index and NASDAQ index. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices. The following table presents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Customized swaps	$5,366	$5,877	$142	$131
Equity swaps, options, and futures	1,355	1,362	(13)	2
Interest rate swaps and futures	3,743	3,740	40	25
Total	$10,464	$10,979	$169	$158
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

	Notional Amount		Fair Value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Equity swaps, options, futures, and forwards	$6,348	$4,548	$136	$147
Total	$6,348	$4,548	$136	$147

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Modified Coinsurance Reinsurance Contracts
As of September 30, 2016, and December 31, 2015, the Company had approximately $921 and $895, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amount of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Cash flow hedges
Interest rate swaps	$1,766	$1,766	$68	$38	$68	$38	$—	$—
Foreign currency swaps	155	143	(17)	(19)	8	7	(25)	(26)
Total cash flow hedges	1,921	1,909	51	19	76	45	(25)	(26)
Fair value hedges
Interest rate swaps	23	23	—	—	—	—	—	—
Total fair value hedges	23	23	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, and futures	3,924	4,710	(402)	(415)	580	285	(982)	(700)
Foreign exchange contracts
Foreign currency swaps and forwards	385	386	(1)	4	1	4	(2)	—
Fixed payout annuity hedge	1,063	1,063	(247)	(357)	—	—	(247)	(357)
Credit contracts
Credit derivatives that purchase credit protection	107	249	(3)	10	—	12	(3)	(2)
Credit derivatives that assume credit risk [1]	658	1,435	(1)	(10)	4	5	(5)	(15)
Credit derivatives in offsetting positions	1,279	1,435	—	(1)	18	17	(18)	(18)
Equity contracts
Equity index swaps and options	100	404	(1)	15	30	41	(31)	(26)
Variable annuity hedge program
GMWB product derivatives [2]	13,603	15,099	(348)	(262)	—	—	(348)	(262)
GMWB reinsurance contracts	2,809	3,106	98	83	98	83	—	—
GMWB hedging instruments	10,464	10,979	169	158	307	264	(138)	(106)
Macro hedge program	6,348	4,548	136	147	197	179	(61)	(32)
Other
Modified coinsurance reinsurance contracts	921	895	31	79	31	79	—	—
Total non-qualifying strategies	41,661	44,309	(569)	(549)	1,266	969	(1,835)	(1,518)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$43,605	$46,241	$(518)	$(530)	$1,342	$1,014	$(1,860)	$(1,544)
Balance Sheet Location
Fixed maturities, available-for-sale	$162	$184	$—	$(1)	$—	$—	$—	$(1)
Other investments	8,358	11,837	276	250	326	360	(50)	(110)
Other liabilities	17,703	15,071	(544)	(653)	887	492	(1,431)	(1,145)
Reinsurance recoverable	3,729	4,000	129	162	129	162	—	—
Other policyholder funds and benefits payable	13,653	15,149	(379)	(288)	—	—	(379)	(288)
Total derivatives	$43,605	$46,241	$(518)	$(530)	$1,342	$1,014	$(1,860)	$(1,544)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•	The decline in notional amount related to non-qualifying interest rate derivatives was primarily driven by the termination of interest rate swaps that were used for duration management.

•
The decline in notional amount related to the termination of credit derivatives that assume credit risk was a result of re-balancing within certain fixed maturity sectors. The terminated positions related to replication transactions that pair credit derivatives with high quality liquid securities to earn a higher credit spread.

•	The increase in the notional amount associated with the macro hedge program was primarily due to purchases of equity options and forwards to hedge more of the equity risk.
Change in Fair Value
The net increase in the total fair value of derivative instruments since December 31, 2015, was primarily related to the following:

•
The increase in fair value associated with the fixed payout annuity hedges was primarily driven by an appreciation of the Japanese yen in comparison to the U.S. dollar, slightly offset by a decline in U.S. interest rates.

•	The increase in fair value associated with qualifying cash flow hedge interest rate swaps was due to a decline in interest rates.

•
The decrease in fair value related to the combined GMWB hedging program was primarily due to an increase in the U.S. equity markets, assumption and fund regression updates, partially offset by an increase in fair value driven by favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices.

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
As of September 30, 2016

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,213	$955	$276	$(18)	$209	$49

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,481)	$(653)	$(544)	$(284)	$(798)	$(30)

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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Interest rate swaps	$(16)	$28	$30	$26	$—	$—	$—	$—
Foreign currency swaps	1	—	2	(1)	—	—	—	—
Total	$(15)	$28	$32	$25	$—	$—	$—	$—

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Interest rate swaps	Net realized capital gains (losses)	$—	$—	$—	$(1)
Interest rate swaps	Net investment income	6	8	19	25
Foreign currency swaps	Net realized capital gains (losses)	1	—	3	(7)
Total		$7	$8	$22	$17

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

As of September 30, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $11. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and nine months ended September 30, 2016, and September 30, 2015, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For both the three and nine months ended September 30, 2016 and 2015, the Company recognized in income losses of less than $1 representing the ineffective portion of fair value hedges for the derivative instrument and the hedged item.
Non-Qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies.
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest rate contracts
Interest rate swaps, swaptions, and futures	$(3)	$(4)	$(11)	$(7)
Foreign exchange contracts
Foreign currency swaps and forwards	(1)	2	(5)	4
Fixed payout annuity hedge [1]	13	8	109	(23)
Credit contracts
Credit derivatives that purchase credit protection	(4)	4	(7)	3
Credit derivatives that assume credit risk	9	(13)	10	(11)
Equity contracts
Equity index swaps and options	(2)	2	30	4
Commodity contracts
Commodity options	—	2	—	(5)
Variable annuity hedge program
GMWB product derivatives	87	(150)	(22)	(91)
GMWB reinsurance contracts	(15)	24	(2)	15
GMWB hedging instruments	(66)	94	16	41
Macro hedge program	(64)	51	(98)	24
Other
Modified coinsurance reinsurance contracts	(1)	2	(48)	28
Total [2]	$(47)	$22	$(28)	$(18)

[1]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital losses of $(10) and $(17) for the three months ended September 30, 2016 and 2015, respectively, and $(118) and $(1) for the nine months ended September 30, 2016 and 2015, respectively.

[2]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

For the three months ended September 30, 2016, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net gain on fixed payout annuity hedge was primarily driven by an appreciation of the Japanese yen in comparison to the U.S. dollar.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices, partially offset by losses resulting from assumption updates and an increase in interest rates.

•	The net loss on the macro hedge program was primarily driven by an increase in equity markets, time decay of options and a decline in equity volatility.
For the nine months ended September 30, 2016, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to interest rate derivatives was primarily driven by a decline in interest rates and terminations of derivative positions used for duration management.

•	The net gain on the fixed annuity payout hedge was driven by an appreciation of the Japanese yen in comparison to the U.S. dollar, slightly offset by a decline in U.S. interest rates.

•
The net gain associated with equity index swaps and options was primarily driven by a total return swap used to hedge equity securities where the value of the swap increased due to a decline in the Japanese equity markets during the first quarter. An offsetting change in value was recorded on the equity securities since the Company elected the fair value option in order to align the accounting with the derivative, resulting in changes in value on both the equity securities and the derivative recorded in net realized capital gains and losses. For further discussion see the Fair Value Option section in Note 2 - Fair Value Measurements. The net gains associated with the Japanese equity market hedges were partially offset by losses on equity derivatives which were hedging against a decline in the equity market on the investment portfolio.

•
The net loss related to the combined GMWB hedging program was primarily due to an increase in the U.S. equity markets, partially offset by non-market gains. The non-market gains include favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices, partially offset by assumption and fund regression updates.

•	The net loss on the macro hedge program was primarily driven by an increase in equity markets and time decay of options.

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
4. Derivative Instruments (continued)

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

•
For the three months ended September 30, 2015, the gain on the macro hedge program was primarily driven by a decline in equity markets. For the nine months ended September 30, 2015, the gain on the macro hedge program was primarily driven by a decline in equity markets, increased equity volatility, and a decline in interest rates, partially offset by a loss driven by time decay on options.

•
The gains associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, were primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates.

For additional disclosures regarding contingent credit related features in derivative agreements, see Note 8 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2016, and December 31, 2015.
 As of September 30, 2016

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$89	$—	3 years	Corporate Credit/ Foreign Gov.	A	$45	$—
Below investment grade risk exposure	43	—	1 year	Corporate Credit	B-	43	—
Basket credit default swaps [4]
Investment grade risk exposure	613	5	3 years	Corporate Credit	BBB+	346	(2)
Below investment grade risk exposure	22	1	5 years	Corporate Credit	B+	22	(1)
Investment grade risk exposure	322	(5)	5 years	CMBS Credit	AAA-	125	1
Below investment grade risk exposure	59	(14)	1 year	CMBS Credit	CCC	59	14
Embedded credit derivatives
Investment grade risk exposure	150	150	1 year	Corporate Credit	A+	—	—
Total [5]	$1,298	$137				$640	$12
 As of December 31, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$118	$—	1 year	Corporate Credit/ Foreign Gov.	BBB+	$115	$(1)
Below investment grade risk exposure	43	(2)	2 years	Corporate Credit	CCC+	43	1
Basket credit default swaps [4]
Investment grade risk exposure	1,265	7	4 years	Corporate Credit	BBB+	345	(2)
Investment grade risk exposure	503	(14)	6 years	CMBS Credit	AAA-	141	1
Below investment grade risk exposure	74	(13)	1 year	CMBS Credit	CCC	74	13
Embedded credit derivatives
Investment grade risk exposure	150	148	1 year	Corporate Credit	A+	—	—
Total [5]	$2,153	$126				$718	$12

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

[4]
Includes $2.1 billion and $1.8 billion as of September 30, 2016, and December 31, 2015, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2016, and December 31, 2015, the Company pledged cash collateral associated with derivative instruments with a fair value of $34 and $173, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $934 and $873, respectively, as of September 30, 2016 and December 31, 2015, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of September 30, 2016, and December 31, 2015 the Company accepted cash collateral associated with derivative instruments of $353 and $341, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of September 30, 2016, and December 31, 2015, with a fair value of $219 and $100, respectively, of which the Company has the ability to sell or repledge $207 and $100, respectively. As of September 30, 2016, and December 31, 2015, the Company had no repledged securities and did not sell any securities. In addition, as of September 30, 2016, and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.
5. Deferred Policy Acquisition Costs
Changes in the DAC balance are as follows:

	Nine months ended September 30,
	2016	2015
Balance, beginning of period	$542	$521
Deferred costs	7	5
Amortization — DAC	(29)	(62)
Amortization — Unlock charge, pre-tax [1]	(71)	(11)
Adjustments to unrealized gains and losses on securities AFS and other	(7)	28
Balance, end of period	$442	$481

[1]
Includes Unlock charge of ($101) for the nine months ended September 30, 2016 due to the reduction of the fixed annuity DAC balance to zero due to the impact of the sustained low interest rates on estimated gross profits.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Changes in the gross GMDB/GMWB and universal life secondary guarantee benefits are as follows:

	GMDB/GMWB [1,2]	Universal Life Secondary Guarantees [1]
Liability balance as of January 1, 2016	$863	$2,313
Incurred [3]	50	234
Paid	(92)	—
Liability balance as of September 30, 2016	$821	$2,547
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313
Incurred [3]	40	234
Paid	(73)	—
Reinsurance recoverable asset, as of September 30, 2016	$490	$2,547

	GMDB/GMWB [1,2]	Universal Life Secondary Guarantees [1]
Liability balance as of January 1, 2015	$812	$2,041
Incurred [3]	76	203
Paid	(83)	—
Liability balance as of September 30, 2015	$805	$2,244
Reinsurance recoverable asset, as of January 1, 2015	$480	$2,041
Incurred [3]	90	203
Paid	(66)	—
Reinsurance recoverable asset, as of September 30, 2015	$504	$2,244

[1]	Included in Reserve for future policy benefits and unpaid losses and loss adjustment expenses on the Condensed Consolidated Balance Sheets.

[2]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

[3]	Includes the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves.
The following table provides details concerning GMDB/GMWB exposure as of September 30, 2016:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,815	$2,353	$359	71
With 5% rollup [2]	1,188	192	61	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,516	472	75	70
With 5% rollup & EPB	475	104	23	73
Total MAV	18,994	3,121	518
Asset Protection Benefit (APB) [4]	10,766	197	131	69
Lifetime Income Benefit (LIB) – Death Benefit [5]	480	6	6	69
Reset [6] (5-7 years)	2,457	15	14	70
Return of Premium [7] /Other	8,999	65	61	68
Subtotal Variable Annuity with GMDB/GMWB [10]	41,696	$3,404	$730	70
Less: General Account Value with GMDB/GMWB	3,806
Subtotal Separate Account Liabilities with GMDB	37,890
Separate Account Liabilities without GMDB	80,758
Total Separate Account Liabilities	$118,648

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

Account balances of contracts with death benefit guarantees were invested in variable separate accounts as follows:

Asset type	September 30, 2016	December 31, 2015
Equity securities (including mutual funds)	$34,772	$36,970
Cash and cash equivalents	3,118	3,453
Total	$37,890	$40,423
As of September 30, 2016 and December 31, 2015, approximately 16% and 17%, respectively, of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 84% and 83%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax provision at the U.S. federal statutory rate	$32	$45	$87	$194
Dividends-received deduction ("DRD")	(16)	(35)	(57)	(129)
Foreign related investments	(3)	2	(6)	(2)
Provision for income taxes	$13	$12	$24	$63
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
The Company’s effective tax rate for the nine months ended September 30, 2015 reflects a $36 net reduction in the provision for income taxes from intercompany tax settlements consisting of a $48 reduction in the provision in second quarter 2015 upon conclusion of the Internal Revenue Service audit of the 2007-2011 federal consolidated income tax return, offset by a $12 increase in the provision for the three months ended September 30, 2015 due to the filing of the Company's 2014 federal consolidated income tax return.
The federal audit of the years 2012 and 2013 began in March 2015 and is expected to be completed in 2017. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
Due to limitations on the use of losses for one subsidiary, a valuation allowance of $1 has been established as of September 30, 2016 and December 31, 2015 in order to recognize only the portion of net operating losses that will more likely than not be realized.
As of September 30, 2016 and December 31, 2015, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,289 and $3,333, respectively. If unutilized, $3 of the losses will expire in 2016 and the remainder from 2023-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes (continued)

Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of September 30, 2016 and December 31, 2015, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $232 and $232 and foreign tax credit carryover of $47 and $122, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2020 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2016, is $849. Of this $849 the legal entities have posted collateral of $944 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2016, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Transactions with Affiliates

Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc. ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, an affiliated entity purchased annuity contracts from the Company to fund structured settlement periodic payment obligations assumed by the affiliated entity as part of claims settlements with property casualty insurance companies and self-insured entities. As of September 30, 2016 and December 31, 2015, the Company had $53 of reserves for claim annuities purchased by affiliated entities. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $720 and $746 as of September 30, 2016 and December 31, 2015, respectively.
Substantially all general insurance expenses related to the Company are initially paid by The Hartford. Expenses are allocated to the Company using specific identification if available, or other applicable methods, that would include a blend of revenue, expense and capital.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of September 30, 2016 and December 31, 2015, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Ceded to Affiliates
Effective August 1, 2016, the Company recaptured a reinsurance agreement with Hartford Life and Accident Insurance Company ("HLA"), a wholly owned subsidiary of Hartford Life, Inc. whereby the Company had ceded a single group annuity contract to HLA under a 100% quota share agreement. As a result of this recapture, the Company received a return of premium of $90 and increased reserves of $63 resulting in a recognized pre-tax gain of approximately $27.
The Company also maintains a reinsurance agreement with HLA whereby the Company cedes both group life and group accident and health risk. Under this agreement, the Company ceded group life premium of $10 and $32 for the three and nine months ended September 30, 2016, respectively, and $14 and $50 for the three and nine months ended September 30, 2015, respectively. The Company ceded accident and health premiums to HLA of $15 and $67 for the three and nine months ended September 30, 2016, respectively, and $26 and $105 for the three and nine months ended September 30, 2015, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax, by component consist of the following:
Three months ended September 30, 2016

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$993	$77	$(2)	$1,068
OCI before reclassifications	155	(9)	—	146
Amounts reclassified from AOCI	(18)	(5)	—	(23)
OCI, net of tax	137	(14)	—	123
Ending balance	$1,130	$63	$(2)	$1,191
Nine months ended September 30, 2016

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$539	$57	$(3)	$593
OCI before reclassifications	623	20	1	644
Amounts reclassified from AOCI	(32)	(14)	—	(46)
OCI, net of tax	591	6	1	598
Ending balance	$1,130	$63	$(2)	$1,191
Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$28	$49	Net realized capital losses
	28	49	Total before tax
	10	17	Income tax expense
	18	32	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	—	—	Net realized capital losses
Interest rate swaps	6	19	Net investment income
Foreign currency swaps	1	3	Net realized capital losses
	7	22	Total before tax
	2	8	Income tax expense
	5	14	Net income
Total amounts reclassified from AOCI	$23	$46	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Three months ended September 30, 2015

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$790	$62	$(3)	$849
OCI before reclassifications	(103)	18	—	(85)
Amounts reclassified from AOCI	16	(5)	—	11
OCI, net of tax	(87)	13	—	(74)
Ending balance	$703	$75	$(3)	$775
Nine months ended September 30, 2015

	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,154	$70	$(3)	$1,221
OCI before reclassifications	(445)	16	—	(429)
Amounts reclassified from AOCI	(6)	(11)	—	(17)
OCI, net of tax	(451)	5	—	(446)
Ending balance	$703	$75	$(3)	$775
Reclassifications from AOCI consist of the following:

	Amount Reclassified from AOCI
AOCI	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(24)	$10	Net realized capital losses
	(24)	10	Total before tax
	(8)	4	Income tax expense
	(16)	6	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	—	(1)	Net realized capital losses
Interest rate swaps	8	25	Net investment income
Foreign currency swaps	—	(7)	Net realized capital losses
	8	17	Total before tax
	3	6	Income tax expense
	5	11	Net income
Total amounts reclassified from AOCI	$(11)	$17	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the period ended September 30, 2016 compared with the comparable 2015 periods.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Fee income and other	$246	$261	(6%)	$746	$816	(9%)
Earned premiums	124	27	NM	180	73	147%
Net investment income	363	364	—%	1,030	1,129	(9%)
Net realized capital losses	(31)	(22)	(41%)	(145)	(18)	NM
Total revenues	702	630	11%	1,811	2,000	(9%)
Benefits, losses and loss adjustment expenses	405	360	13%	1,096	993	10%
Amortization of deferred policy acquisition costs ("DAC")	81	34	138%	100	73	37%
Insurance operating costs and other expenses	124	126	(2%)	365	406	(10%)
Reinsurance gain on dispositions	—	(20)	100%	—	(28)	100%
Dividends to policyholders	—	—	—%	1	—	NM
Total benefits, losses and expenses	610	500	22%	1,562	1,444	8%
Income before income taxes	92	130	(29%)	249	556	(55%)
Income tax expense	13	12	8%	24	63	(62%)
Net income	$79	$118	(33%)	$225	$493	(54%)
Net income attributable to non-controlling interest	—	1	(100%)	—	1	(100%)
Net income attributable to Hartford Life Insurance Company	$79	$117	(32%)	$225	$492	(54%)
Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Net income decreased for the three and nine months ended September 30, 2016, as compared to the prior year periods, primarily due to higher net realized capital losses, lower fee income, lower net investment income and higher benefits, losses and loss adjustment expenses and DAC amortization, partially offset by higher earned premiums and lower insurance operating costs and other expenses.
Fee income and insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2016, as compared to the prior year periods, primarily due to the continued runoff of the variable annuity block of business. Earned premiums and benefits, losses and loss adjustment expenses increased for the three and nine months ended September 30, 2016, as compared to the prior year periods, primarily due to the impact of the recapture of a reinsurance agreement with HLA. For further discussion of this transaction, see Note 9 - Transactions with Affiliates.
The increase in DAC amortization for the three and nine months ended September 30, 2016 was driven by a higher unfavorable unlock due to the reduction of the fixed annuity DAC balance to zero. For further discussion of the unlock, see MD&A - Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts.
Net investment income decreased for the three and nine months ended September 30, 2016, as compared to the prior year periods. The decrease for the three months ended was primarily due to a decrease in income from fixed maturities, offset by higher income from limited partnerships and other alternative investments. The decrease for the nine months ended was primarily due to a decrease in income from limited partnerships and other alternative investments. For further discussion, see MD&A - Investments Results, Net Investment Income (Loss).
Net realized capital losses of $145, before tax, for the nine months ended September 30, 2016, as compared to net realized capital losses of $18, before tax, in the prior year period were primarily due to losses on the variable annuity hedge program, driven, in part by a decline in the value of equity derivatives and net losses associated with modified coinsurance reinsurance contracts resulting from a decline in interest rates and credit spread tightening. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to the separate account dividends received deduction. Income tax expense for the nine months ended September 30, 2015 included an income tax benefit of $48 related to intercompany tax settlements. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS
Net Investment Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$258	4.5%	$286	4.9%	$793	4.6%	$825	4.6%
Equity securities, AFS	1	2.9%	2	3.2%	5	3.2%	5	1.9%
Mortgage loans	33	4.6%	38	5.1%	97	4.5%	120	5.2%
Policy loans	19	5.4%	21	5.7%	61	5.7%	60	5.6%
Limited partnerships and other alternative investments	47	19.2%	10	3.1%	59	7.1%	97	10.6%
Other [3]	17		21		53		63
Investment expense	(12)		(14)		(38)		(41)
Total net investment income	363	4.9%	364	4.7%	1,030	4.6%	1,129	4.8%
Total net investment income excluding limited partnerships and other alternative investments	$316	4.4%	$354	4.8%	$971	4.5%	$1,032	4.6%

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
Three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015
Total net investment income for the three months ended September 30, 2016, remained consistent with the three months ended September 30, 2015, primarily due to an increase in income from limited partnerships and other alternative investments, offset by a decrease in income from fixed maturities. The increase in partnership income was primarily due to an increase in the valuation on private equity funds as well as losses on hedge funds in the prior year driven by negative returns on global macro and credit strategies. The decrease in income from fixed maturities was due to less income received from make-whole premiums as well as the effect of reinvesting at lower interests rates and a decrease in asset levels due to the runoff of the variable annuity block. Total net investment income for the nine months ended September 30, 2016, decreased as compared to the nine months ended September 30, 2015, primarily due to a decrease in income from limited partnerships and other alternative investments, fixed maturities and mortgage loans. The decline in partnership income was primarily due to higher income in the prior year due to both the sale of an underlying company within a real estate fund and higher valuations. The decline in fixed maturity income was due to lower income from make-whole premiums, the effect of reinvesting at lower interest rates and a decrease in shorter duration, low yielding assets of the runoff of the variable annuity block. The decline in mortgage loan income was due to lower income from prepayment premiums.
Annualized net investment income yield, excluding limited partnerships and other alternative investments and income received from make-whole premiums on fixed maturities and prepayment premiums on mortgage loans, was 4.4% for the nine months ended September 30, 2016, up from 4.3% for the comparable period in 2015 primarily attributable to the decrease in asset levels due to the runoff of the variable annuity block.
Going forward, if interest rates continue to stay at current levels, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to decline from the current net investment income yield due to lower reinvestment rates. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management, and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2016	2015	2016	2015
Gross gains on sales	$47	$33	$138	$217
Gross losses on sales	(6)	(33)	(66)	(181)
Net OTTI losses recognized in earnings	(12)	(24)	(23)	(32)
Valuation allowances on mortgage loans	—	—	—	(4)
Periodic net coupon settlements on credit derivatives	1	2	1	5
Results of variable annuity hedge program
GMWB derivatives, net	6	(32)	(8)	(35)
Macro hedge program	(64)	51	(98)	24
Total results of variable annuity hedge program	(58)	19	(106)	(11)
Modified coinsurance reinsurance contracts	(1)	3	(48)	29
Other, net [1]	(2)	(22)	(41)	(41)
Net realized capital losses	$(31)	$(22)	$(145)	$(18)

[1]	Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and the fixed payout annuity hedge.
Details on the Company's net realized capital gains and losses are as follows:
Gross Gains and Losses on Sales

•
Gross gains and losses on sales for the three and nine months ended September 30, 2016 were primarily due to sales of corporate securities and U.S. Treasuries as a result of duration, liquidity and credit management.

•
Gross gains and losses on sales for the three and nine months ended September 30, 2015 were primarily due to gains and losses on the sale of U.S Treasuries and corporate securities. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

Variable Annuity Hedge Program

•
For the three months ended September 30, 2016, the net gain related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to gains of $16 due to favorable policyholder behavior and gains of $11 driven by outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by losses of $11 primarily resulting from assumption updates and losses of $6 due to an increase in interest rates.

•
For the nine months ended September 30, 2016, the net loss related to the combined GMWB hedging program was primarily due to losses of $19 driven by an increase in U.S equity markets, partially offset by non-market gains of $14. The non-market gains include favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices, partially offset by assumption and fund regression updates.

•
For the three and nine months ended September 30, 2016, the losses on the macro hedge program were primarily due to losses of $25 and $58, respectively, driven by an increase in equity markets and losses of $19 and $40, respectively, driven by time decay on options. Additional losses of $9 for the three months ended September 30, 2016 were driven by a decline in equity volatility.

•
For the three and nine months ended September 30, 2015, the net losses related to the combined GMWB hedging program were primarily due to losses of $21 and $10, respectively, resulting from the underperformance of the underlying actively managed funds compared to their respective indices and losses of $9 and $12, respectively, driven by unfavorable policyholder behavior.

•
For the three months ended September 30, 2015, the gain on the macro hedge program was primarily due to gains of $42 driven by a decline in equity markets. For the nine months ended September 30, 2015 the gain on the macro hedge program was primarily due to gains of $39 driven by a decline in equity markets, gains of $12 driven by increased equity volatility, and gains of $8 driven by a decline in interest rates. The gains for the nine months ended September 30, 2015 were partially offset by losses of $33 driven by time decay on options.

Modified Coinsurance Reinsurance

•
For the nine months ended September 30, 2016, the net losses associated with modified coinsurance reinsurance contracts were primarily driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies. The assets remain on the Company's books and the Company recorded an offsetting gain in AOCI as a result of the increase in market value of the bonds.

•
For the three and nine months ended September 30, 2015, the net gains associated with modified coinsurance reinsurance contracts were primarily driven by widening credit spreads, partially offset by a decline in long-term interest rates.

Other, Net

•
Other, net loss for the nine months ended September 30, 2016, was primarily due to losses of $13 on equity derivatives which were hedging against a decline in the equity market on the investment portfolio, losses of $11 on interest derivatives driven by a decline in interest rates, and losses of $9 related to the fixed payout annuity hedge primarily driven by a decline in U.S. interest rates.

•
Other, net losses for the three and nine months ended September 30, 2015, were primarily due to losses of $12 and $13, respectively, on credit derivatives driven by widening credit spreads and losses of $9 and $24, respectively, related to the fixed payout annuity hedge driven by a decline in U.S. interest rates.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2015 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2016.
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

	As of September 30, 2016	As of December 31, 2015
DAC	$442	$542
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$331	$340

[1]
For additional information on death and other insurance benefit reserves, see Note 6 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The charge to net income, net of tax as a result of the Unlock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
DAC	$(72)	$(16)	$(71)	$(11)
Death and Other Insurance Benefit Reserves	12	(2)	30	60
Total (pre-tax)	(60)	(18)	(41)	49
Income tax effect	(21)	(6)	(14)	17
Total (after-tax)	$(39)	$(12)	$(27)	$32
The Unlock charge, after-tax for the three and nine months ended September 30, 2016 was primarily due to the reduction of the fixed annuity DAC balance to zero due to the impact of the sustained low interest rates on estimated gross profits, partially offset by an off-cycle assumption change that reduced future expected lapse rates given recent experience and an unlock benefit on variable annuity DAC due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.
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
An Unlock revises EGPs, on a quarterly basis, to reflect the Company's current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 33% as of September 30, 2016. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of September 30, 2016, there were no amounts outstanding from the HFSG Holding Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2016, is $849. Of this $849, the legal entities have posted collateral of $944 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2016, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $33 billion of cash and total general account invested assets to meet liquidity needs. The following table summarizes the Company’s fixed maturities, short-term investments, and cash, as of September 30, 2016:

Fixed maturities	$25,737
Short-term investments	737
Cash	426
Less: Derivative collateral	1,287
Total	$25,613
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances.The CTDOI will permit the Company to pledge up to $1.2 billion in qualifying assets to secure FHLBB advances for 2016. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of September 30, 2016, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	September 30, 2016
Total Contractholder obligations	$163,845
Less: Separate account assets [1]	118,648
General account contractholder obligations	$45,197
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$19,252
Fixed MVA annuities [3]	5,258
Other [4]	20,687
General account contractholder obligations	$45,197

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
The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the CTDOI. The insurance holding company laws of the other jurisdictions in which the Company’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances more restrictive) limitations on the payment of dividends.
The Company’s subsidiaries are permitted to pay up to a maximum of approximately $415 in dividends without prior approval from the applicable insurance commissioner. During the first nine months of 2016, HLAI paid dividends of $750 to the Company which was subsequently paid to the Company's parent. The Company has no ordinary dividend capacity remaining for the year.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$560	$535
Net cash provided by investing activities	$967	$1,466
Net cash used for financing activities	$(1,407)	$(1,809)
Cash – end of period	$426	$450
Net cash provided by operating activities increased in 2016 as compared to 2015 primarily due to a decrease in operating expenses paid, partially offset by increases in claims and benefits paid.
Net cash provided by investing activities in 2016 primarily relates to net proceeds from available-for-sale securities of $761 and net proceeds from partnerships of $221, partially offset by net payments for short-term investments of $195. Net cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $1.1 billion, and net proceeds from mortgage loans of $191.
Net cash used for financing activities in 2016 relates to capital contributions to the parent of approximately $755 and net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $624. Net cash used for financing activities in 2015 relates to a return of capital to the parent of approximately $1 billion and net net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $889.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 25, 2016:

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
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $4.4 billion as of September 30, 2016 and $4.9 billion as of December 31, 2015, respectively. The statutory capital amount as of December 31, 2015 is based on actual statutory filings with the applicable regulatory authorities. The statutory capital amount as of September 30, 2016, is an estimate, as the third quarter 2016 statutory filings have not yet been made.

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
United States Department of Labor Fiduciary Rule
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued a final regulation that expands the range of activities considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code. Implementation will be phased in, with the regulation in full effect by January 1, 2018. The regulation could have an adverse impact on contracts in our run-off lines of business, and may impact the way we provide investment-related information and support to financial advisors, plan sponsors, plan participants, plan beneficiaries and Individual Retirement Account owners. On June 1, 2016, a group of nine plaintiffs, including the U.S. Chamber of Commerce and the Securities Industry and Financial Markets Association ("SIFMA"), filed a lawsuit against the DOL challenging the fiduciary rule. In addition, other industry groups and insurers have filed separate lawsuits against DOL. Among the claims, the lawsuits allege the unconstitutionality of the fiduciary rule and that DOL exceeded its rulemaking authority. We are currently analyzing the potential effect of the regulation and subsequent litigation on our businesses.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2016.
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
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K, as updated by Item 1A of Part I of the Company's Form 10-Q for the period ended June 30, 2016, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS

See Exhibits Index on page	71

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
October 28, 2016

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016
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