Form 10-Q
period 2017-03-31
HARTFORD LIFE INSURANCE CO
filed 2017-04-28
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

•       whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non Accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	☒

As of April 28, 2017, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as risk factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors in the Company’s 2016 Form 10-K Annual Report and those identified from time to time in our other filings with the Securities and Exchange Commission ("SEC").

•	Risks Relating to Economic, Political and Global Conditions:

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

◦	the possibility of a terrorist attack, a pandemic, or other natural or man-made disaster that may increase the Company's mortality exposure and adversely affect its businesses;

•	Financial Strength, Credit and Counterparty Risks:

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

◦
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the Company’s fair value estimates for its investments and the evaluation of the other-than-temporary impairments on available-for-sale securities;

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

◦	the potential for difficulties arising from outsourcing and similar third-party relationships;

◦	the risks, challenges and uncertainties associated with The Hartford's expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

◦	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	Regulatory and Legal Risks:

◦	the cost and other effects of increased regulatory and legislative developments, including those that could adversely impact the Company’s operating costs and required capital levels;

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal or state tax laws; and

◦	the impact of potential changes in accounting principles and related financial reporting requirements.
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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of March 31, 2017, and the related condensed consolidated statements of operations and comprehensive income, changes in stockholder's equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 28, 2017

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,

(In millions)	2017	2016
	(Unaudited)
Revenues
Fee income and other	$221	$254
Earned premiums	36	28
Net investment income	316	322
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	—	(11)
OTTI losses recognized in other comprehensive income (losses) ("OCI")	—	1
Net OTTI losses recognized in earnings	—	(10)
Other net realized capital losses	(46)	(107)
Total net realized capital losses	(46)	(117)
Total revenues	527	487
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	330	349
Amortization of deferred policy acquisition costs ("DAC")	8	11
Insurance operating costs and other expenses	103	117
Dividends to policyholders	—	1
Total benefits, losses and expenses	441	478
Income before income taxes	86	9
Income tax expense (benefit)	11	(19)
Net income	$75	$28
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions)	2017	2016
	(Unaudited)
Net income	$75	$28
Other comprehensive income (loss):
Changes in net unrealized gain on securities	44	226
Changes in net gain on cash-flow hedging instruments	(7)	16
OCI, net of tax	37	242
Comprehensive income	$112	$270
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,643 and $22,507)	$24,048	$23,819
Fixed maturities, at fair value using the fair value option	63	82
Equity securities, available-for-sale, at fair value (cost of $271 and $142) (includes equity securities, at fair value using the fair value option, of $93 and $0)	286	152
Mortgage loans (net of allowance for loan losses of $19 and $19)	2,725	2,811
Policy loans, at outstanding balance	1,440	1,442
Limited partnerships and other alternative investments	888	930
Other investments	228	293
Short-term investments	1,647	1,349
Total investments	31,325	30,878
Cash	236	554
Premiums receivable and agents’ balances	17	18
Reinsurance recoverables	20,796	20,725
Deferred policy acquisition costs	452	463
Deferred income taxes, net	1,408	1,437
Other assets	680	606
Separate account assets	116,582	115,665
Total assets	$171,496	$170,346
Liabilities
Reserve for future policy benefits	$14,090	$14,000
Other policyholder funds and benefits payable	30,286	30,588
Other liabilities	2,903	2,272
Separate account liabilities	116,582	115,665
Total liabilities	163,861	162,525
Commitments and Contingencies (Note 8)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	4,637	4,935
Accumulated other comprehensive income, net of tax	759	722
Retained earnings	2,233	2,158
Total stockholder's equity	7,635	7,821
Total liabilities and stockholder's equity	$171,496	$170,346
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity
	(Unaudited)
Three Months Ended March 31, 2017
Balance, beginning of period	$6	$4,935	$722	$2,158	$7,821
Return of capital to parent	—	(298)	—	—	(298)
Net income	—	—	—	75	75
Total other comprehensive income	—	—	37	—	37
Balance, end of period	$6	$4,637	$759	$2,233	$7,635

Three Months Ended March 31, 2016
Balance, beginning of period	$6	$5,687	$593	$1,876	$8,162
Return of capital to parent	—	(500)	—	—	(500)
Net income	—	—	—	28	28
Total other comprehensive income	—	—	242	—	242
Balance, end of period	$6	$5,187	$835	$1,904	$7,932
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2017	2016
Operating Activities	(Unaudited)
Net income	$75	$28
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	46	117
Amortization of deferred policy acquisition costs	8	11
Additions to deferred policy acquisition costs	(1)	(2)
Depreciation and amortization	6	2
Other operating activities, net	37	24
Change in assets and liabilities:
Decrease in reinsurance recoverables	17	—
Increase (decrease)in deferred and accrued income taxes	72	(21)
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	62	77
Net changes in other assets and other liabilities	20	(135)
Net cash provided by operating activities	342	101
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	2,929	2,163
Fixed maturities, fair value option	19	5
Equity securities, available-for-sale	44	322
Mortgage loans	128	49
Partnerships	38	53
Payments for the purchase of:
Fixed maturities, available-for-sale	(3,068)	(2,057)
Fixed maturities, fair value option	—	(9)
Equity securities, available-for-sale	(161)	(31)
Mortgage loans	(41)	(12)
Partnerships	(31)	(34)
Net (payments for) proceeds from derivatives	(51)	136
Net increase in policy loans	2	2
Net payments for short-term investments	(289)	(15)
Other investing activities, net	14	14
Net cash provided by investing activities	(467)	586
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,385	1,149
Withdrawals and other deductions from investment and universal life-type contracts	(3,749)	(4,169)
Net transfers from separate accounts related to investment and universal life-type contracts	2,057	2,810
Net increase in securities loaned or sold under agreements to repurchase	419	28
Return of capital to parent	(298)	(500)
Net repayments at maturity or settlement of consumer notes	(7)	(5)
Net cash used for financing activities	(193)	(687)
Net decrease in cash	(318)	—
Cash — beginning of period	554	305
Cash — end of period	$236	$305
Supplemental Disclosure of Cash Flow Information:
Income tax refunds received	$56	$—
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
On January 30, 2017 the Company paid dividends of $300 to its parent. The Company anticipates paying an additional $300 dividend to its parent during 2017.
The Company has ceded reinsurance in connection with the previous sales of its Retirement Plans and Individual Life businesses to Massachusetts Mutual Life Insurance Company ("MassMutual") and The Prudential Insurance Company of America ("Prudential"), respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. Net of invested assets held in trust, as of March 31, 2017, the Company has $1.2 billion of reinsurance recoverables from Prudential representing approximately 16% of the Company's consolidated stockholder's equity. As of March 31, 2017, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2016 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2016 Form 10-K Annual Report.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$940	$—	$896	$44
Collateralized debt obligations ("CDOs")	1,049	—	850	199
Commercial mortgage-backed securities ("CMBS")	2,285	—	2,240	45
Corporate	14,655	—	14,098	557
Foreign government/government agencies	342	—	325	17
Municipal	1,172	—	1,099	73
Residential mortgage-backed securities ("RMBS")	1,503	—	746	757
U.S. Treasuries	2,102	285	1,817	—
Total fixed maturities	24,048	285	22,071	1,692
Fixed maturities, FVO	63	—	63	—
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	286	147	95	44
Derivative assets
Credit derivatives	(3)	—	(3)	—
Foreign exchange derivatives	2	—	2	—
Interest rate derivatives	42	—	42	—
GMWB hedging instruments	80	—	36	44
Macro hedge program	113	—	9	104
Total derivative assets [2]	234	—	86	148
Short-term investments	1,647	956	691	—
Reinsurance recoverable for GMWB	60	—	—	60
Modified coinsurance reinsurance contracts	66	—	66	—
Separate account assets [3]	113,585	73,539	38,882	277
Total assets accounted for at fair value on a recurring basis	$140,000	$74,938	$61,954	$2,221
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(157)	$—	$—	$(157)
Equity linked notes	(36)	—	—	(36)
Total other policyholder funds and benefits payable	(193)	—	—	(193)
Derivative liabilities
Credit derivatives	2	—	2	—
Equity derivatives	36	—	36	—
Foreign exchange derivatives	(259)	—	(259)	—
Interest rate derivatives	(424)	—	(395)	(29)
GMWB hedging instruments	3	—	1	2
Macro hedge program	58	—	3	55
Total derivative liabilities [4]	(584)	—	(612)	28
Total liabilities accounted for at fair value on a recurring basis	$(777)	$—	$(612)	$(165)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$993	$—	$956	$37
CDOs	940	—	680	260
CMBS	2,146	—	2,125	21
Corporate	14,693	—	14,127	566
Foreign government/government agencies	345	—	328	17
Municipal	1,189	—	1,117	72
RMBS	1,760	—	1,049	711
U.S. Treasuries	1,753	230	1,523	—
Total fixed maturities	23,819	230	21,905	1,684
Fixed maturities, FVO	82	—	82	—
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	152	20	88	44
Derivative assets
Credit derivatives	(1)	—	(1)	—
Foreign exchange derivatives	4	—	4	—
Interest rate derivatives	30	—	30	—
GMWB hedging instruments	74	—	14	60
Macro hedge program	128	—	8	120
Total derivative assets [2]	235	—	55	180
Short-term investments	1,349	637	712	—
Reinsurance recoverable for GMWB	73	—	—	73
Modified coinsurance reinsurance contracts	68	—	68	—
Separate account assets [3]	111,634	71,606	38,856	201
Total assets accounted for at fair value on a recurring basis	$137,423	$72,504	$61,766	$2,182
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(241)	$—	$—	$(241)
Equity linked notes	(33)	—	—	(33)
Total other policyholder funds and benefits payable	(274)	—	—	(274)
Derivative liabilities
Credit derivatives	1	—	1	—
Equity derivatives	33	—	33	—
Foreign exchange derivatives	(247)	—	(247)	—
Interest rate derivatives	(434)	—	(404)	(30)
GMWB hedging instruments	20	—	(1)	21
Macro hedge program	50	—	3	47
Total derivative liabilities [4]	(577)	—	(615)	38
Total liabilities accounted for at fair value on a recurring basis	$(851)	$—	$(615)	$(236)

[1]	Included in other investments on the Condensed Consolidated Balance Sheets.

[2]
Includes OTC and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. See footnote 4 to this table for derivative liabilities.

[3]
Approximately $3.0 billion and $4.0 billion of investment sales receivable, as of March 31, 2017 and December 31, 2016, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $887 and $1.0 billion of investments, as of March 31, 2017 and December 31, 2016, respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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

Valuation Inputs Used in Level 2 and 3 Measurements for Securities and Freestanding Derivatives
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2017
CMBS [3]	$28	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,272bps	468bps	Decrease
Corporate [4]	228	Discounted cash flows	Spread	107bps	963bps	369bps	Decrease
Municipal [3]	56	Discounted cash flows	Spread	186bps	241bps	201bps	Decrease
RMBS [3]	749	Discounted cash flows	Spread	34bps	1,371bps	177bps	Decrease
			Constant prepayment rate	—%	20%	4%	Decrease [5]
			Constant default rate	1%	10%	5%	Decrease
			Loss severity	—%	100%	73%	Decrease
As of December 31, 2016
CMBS [3]	$9	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10bps	1,273bps	249bps	Decrease
Corporate [4]	265	Discounted cash flows	Spread	122bps	1,021bps	373bps	Decrease
Municipal [3]	56	Discounted cash flows	Spread	135bps	286bps	195bps	Decrease
RMBS [3]	704	Discounted cash flows	Spread	16bps	1,830bps	189bps	Decrease
			Constant prepayment rate	—%	20%	4%	Decrease [5]
			Constant default rate	1%	10%	5%	Decrease
			Loss severity	—%	100%	75%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of March 31, 2017
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(39)	Option model	Equity volatility	16%	20%	Increase
Equity options	9	Option model	Equity volatility	26%	28%	Increase
Customized swaps	76	Discounted cash flows	Equity volatility	9%	30%	Increase
Macro hedge program
Equity options [2]	164	Option model	Equity volatility	15%	32%	Increase
As of December 31, 2016
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(36)	Option model	Equity volatility	20%	20%	Increase
Equity options	17	Option model	Equity volatility	27%	30%	Increase
Customized swaps	100	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program
Equity options	188	Option model	Equity volatility	17%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations.
The tables above exclude the portion of ABS, CRE CDOs, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three months ended March 31, 2017, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $230 and $124, for the three months ended March 31, 2017 and 2016, respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the three months ended March 31, 2017 and 2016, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three months ended March 31, 2017 and 2016, for the transfers into and out of Level 3.

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
The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions should we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated at least annually as part of the Company’s annual fourth-quarter comprehensive study to refine its estimate of future gross profits. In addition, the Company recognizes non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices.

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
As of March 31, 2017
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	9%	30%	Increase
As of December 31, 2016
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	12%	30%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 42% and 39% were subject to significant liquidation restrictions as of March 31, 2017 and December 31, 2016, respectively. Total limited partnerships that do not allow any form of redemption were 12% and 11% as of March 31, 2017 and December 31, 2016, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.
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

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of March 31, 2017
Assets
Fixed Maturities, AFS
ABS	$37	$—	$—	$12	$(2)	$—	$3	$(6)	$44
CDOs	260	—	1	—	—	—	—	(62)	199
CMBS	21	—	—	28	(1)	—	—	(3)	45
Corporate	566	5	11	69	1	(63)	5	(37)	557
Foreign Govt./Govt. Agencies	17	—	1	—	(1)	—	—	—	17
Municipal	72	—	2	—	—	(1)	—	—	73
RMBS	711	—	2	85	(41)	—	—	—	757
Total Fixed Maturities, AFS	1,684	5	17	194	(44)	(64)	8	(108)	1,692
Equity Securities, AFS	44	—	(2)	2	—	—	—	—	44
Freestanding Derivatives
Interest rate	(30)	1	—	—	—	—	—	—	(29)
GMWB hedging instruments	81	(35)	—	—	—	—	—	—	46
Macro hedge program	167	(8)	—	—	—	—	—	—	159
Total Freestanding Derivatives [5]	218	(42)	—	—	—	—	—	—	176
Reinsurance Recoverable for GMWB	73	(17)	—	—	4	—	—	—	60
Separate Accounts	201	—	3	97	(4)	(8)	3	(15)	277
Total Assets	$2,220	$(54)	$18	$293	$(44)	$(72)	$11	$(123)	$2,249
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	(241)	100	—	—	(16)	—	—	—	(157)
Equity Linked Notes	(33)	(3)	—	—	—	—	—	—	(36)
Total Other Policyholder Funds and Benefits Payable	(274)	97	—	—	(16)	—	—	—	(193)
Total Liabilities	$(274)	$97	$—	$—	$(16)	$—	$—	$—	$(193)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2016
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of March 31, 2016
Assets
Fixed Maturities, AFS
ABS	$5	$—	$—	$—	$—	$—	$—	$(3)	$2
CDOs	330	—	(3)	—	1	—	—	—	328
CMBS	62	—	(2)	16	(4)	—	—	(21)	51
Corporate	534	(6)	(12)	15	3	(3)	44	(37)	538
Foreign Govt./Govt. Agencies	17	—	1	3	(1)	—	—	—	20
Municipal	49	—	1	—	—	—	—	—	50
RMBS	628	—	(5)	108	(32)	—	2	—	701
Total Fixed Maturities, AFS	1,625	(6)	(20)	142	(33)	(3)	46	(61)	1,690
Fixed Maturities, FVO	2	—	—	1	—	—	—	(2)	1
Equity Securities, AFS	38	—	—	—	—	(2)	—	—	36
Freestanding Derivatives
Equity	—	(5)	—	8	—	—	—	—	3
Interest rate	(29)	(3)	—	—	—	—	—	—	(32)
GMWB hedging instruments	135	9	—	—	—	—	—	—	144
Macro hedge program	147	—	—	—	(2)	—	—	—	145
Total Freestanding Derivatives [5]	253	1	—	8	(2)	—	—	—	260
Reinsurance Recoverable for GMWB	83	12	—	—	4	—	—	—	99
Separate Accounts	139	—	4	38	(5)	(10)	3	(15)	154
Total Assets	$2,140	$7	$(16)	$189	$(36)	$(15)	$49	$(78)	$2,240
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	(262)	(82)	—	—	(17)	—	—	—	(361)
Equity Linked Notes	(26)	1	—	—	—	—	—	—	(25)
Total Other Policyholder Funds and Benefits Payable	(288)	(81)	—	—	(17)	—	—	—	(386)
Total Liabilities	$(288)	$(81)	$—	$—	$(17)	$—	$—	$—	$(386)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at:
	March 31, 2017 [1] [2]	March 31, 2016 [1] [2]
Assets
Fixed Maturities, AFS
Corporate	$—	$(6)
Total Fixed Maturities, AFS	—	(6)
Freestanding Derivatives
Equity	—	(5)
Interest Rate	—	(3)
GMWB hedging instruments	(36)	9
Macro hedge program	(8)	(1)
Total Freestanding Derivatives	(44)	—
Reinsurance Recoverable for GMWB	(17)	12
Separate Accounts	—	—
Total Assets	$(61)	$6
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$100	$(82)
Equity Linked Notes	(3)	1
Total Other Policyholder Funds and Benefits Payable	97	(81)
Total Liabilities	$97	$(81)

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
Fair Value Option
The Company has elected the fair value option for certain securities that contain embedded credit derivatives with underlying credit risk, primarily related to residential real estate, and these securities are included within Fixed Maturities, FVO on the Condensed Consolidated Balance Sheets.
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

Changes in Fair Value of Assets using Fair Value Option
	Three Months Ended March 31,
	2017	2016
Assets
Fixed maturities, FVO
RMBS	$1	$—
Total fixed maturities, FVO	$1	$—
Equity, FVO	(1)	(34)
Total realized capital gains (losses)	$—	$(34)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value of Assets and Liabilities using the Fair Value Option
	March 31, 2017	December 31, 2016
Assets
Fixed maturities, FVO
RMBS	63	82
Total fixed maturities, FVO	$63	$82
Equity, FVO [1]	$93	$—

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance sheet.
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
	March 31, 2017
Assets
Policy loans	Level 3	$1,440	$1,440
Mortgage loans	Level 3	2,725	2,741
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,356	$6,538
Consumer notes [2] [3]	Level 3	14	14
Assumed investment contracts [3]	Level 3	514	547
	December 31, 2016
Assets
Policy loans	Level 3	$1,442	$1,442
Mortgage loans	Level 3	2,811	2,843
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,436	$6,626
Consumer notes [2] [3]	Level 3	20	20
Assumed investment contracts [3]	Level 3	487	526

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before-tax)	2017	2016
Gross gains on sales	$50	$30
Gross losses on sales	(29)	(47)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	—	(10)
Results of variable annuity hedge program
GMWB derivatives, net	18	(17)
Macro hedge program	(86)	(14)
Total results of variable annuity hedge program	(68)	(31)
Modified coinsurance reinsurance contracts	(2)	(22)
Transactional foreign currency revaluation	(18)	(44)
Non-qualifying foreign currency derivatives	17	34
Other, net [1]	4	(27)
Net realized capital gains	$(46)	$(117)

[1]
Includes non-qualifying derivatives, excluding variable annuity hedge program, modified coinsurance reinsurance contracts and foreign currency derivatives, of $5 and $16, respectively for the three months ended March 31, 2017 and 2016.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $21 and $(26) for the three months ended March 31, 2017 and March 31, 2016, respectively. Proceeds from sales of AFS securities totaled $2.4 billion and $2.2 billion for three months ended March 31, 2017 and March 31, 2016, respectively.
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

Impairments in Earnings by Type
	Three Months Ended March 31,
	2017	2016
Credit impairments	$—	$8
Intent-to-sell impairments	—	1
Impairments on equity securities	—	1
Total impairments	$—	$10

Cumulative Credit Impairments
	Three Months Ended March 31,
(Before-tax)	2017	2016
Balance as of beginning of period	$(170)	$(211)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(8)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	5	—
Securities due to an increase in expected cash flows	4	4
Balance as of end of period	$(161)	$(215)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	March 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$950	$9	$(19)	$940	$—	$1,011	$9	$(27)	$993	$—
CDOs [2]	1,001	50	(2)	1,049	—	893	49	(2)	940	—
CMBS	2,270	44	(29)	2,285	(1)	2,135	45	(34)	2,146	(1)
Corporate	13,584	1,153	(82)	14,655	—	13,677	1,111	(95)	14,693	—
Foreign govt./govt. agencies	327	20	(5)	342	—	337	18	(10)	345	—
Municipal	1,084	94	(6)	1,172	—	1,098	97	(6)	1,189	—
RMBS	1,474	33	(4)	1,503	—	1,742	34	(16)	1,760	—
U.S. Treasuries	1,953	159	(10)	2,102	—	1,614	153	(14)	1,753	—
Total fixed maturities, AFS	22,643	1,562	(157)	24,048	(1)	22,507	1,516	(204)	23,819	(1)
Equity securities, AFS [3]	177	17	(1)	193	—	142	12	(2)	152	—
Total AFS securities	$22,820	$1,579	$(158)	$24,241	$(1)	$22,649	$1,528	$(206)	$23,971	$(1)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2017 and December 31, 2016.

[2]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivatives within certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO, with a cost and fair value of $94 and $93 as of March 31, 2017 . The Company held no equity securities, FVO as of December 31, 2016.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Fixed maturities, AFS, by Contractual Maturity Year
	March 31, 2017		December 31, 2016
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$708	$712	$722	$727
Over one year through five years	4,216	4,334	4,184	4,301
Over five years through ten years	3,567	3,665	3,562	3,649
Over ten years	8,457	9,560	8,258	9,303
Subtotal	16,948	18,271	16,726	17,980
Mortgage-backed and asset-backed securities	5,695	5,777	5,781	5,839
Total fixed maturities, AFS	$22,643	$24,048	$22,507	$23,819
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder's equity, other than the U.S. government and certain U.S. government agencies as of March 31, 2017 and December 31, 2016. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Consolidated Financial Statements in the Company’s 2016 Form 10-K Annual Report.
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of March 31, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$229	$228	$(1)	$216	$198	$(18)	$445	$426	$(19)
CDOs [1]	555	554	(1)	164	163	(1)	719	717	(2)
CMBS	995	972	(23)	139	133	(6)	1,134	1,105	(29)
Corporate	2,232	2,172	(60)	408	386	(22)	2,640	2,558	(82)
Foreign govt./govt. agencies	113	109	(4)	9	8	(1)	122	117	(5)
Municipal	160	154	(6)	—	—	—	160	154	(6)
RMBS	294	292	(2)	172	170	(2)	466	462	(4)
U.S. Treasuries	476	466	(10)	—	—	—	476	466	(10)
Total fixed maturities, AFS	5,054	4,947	(107)	1,108	1,058	(50)	6,162	6,005	(157)
Equity securities, AFS [2]	48	47	(1)	4	4	—	52	51	(1)
Total securities in an unrealized loss position	$5,102	$4,994	$(108)	$1,112	$1,062	$(50)	$6,214	$6,056	$(158)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2016
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

[2]
As of March 31, 2017 excludes equity securities, FVO, which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets. The Company held no equity securities, FVO as of December 31, 2016.

As of March 31, 2017, AFS securities in an unrealized loss position consisted of 1,823 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of March 31, 2017, 94% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2017 was primarily attributable to a decline in long-term interest rates as well as tighter credit spreads across most sectors.
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
As of March 31, 2017, commercial mortgage loans had an amortized cost of $2.7 billion, with a valuation allowance of $19 and a carrying value of $2.7 billion. As of December 31, 2016, commercial mortgage loans had an amortized cost of $2.8 billion, with a valuation allowance of $19 and a carrying value of $2.8 billion. Amortized cost represents carrying value prior to valuation allowances, if any.
As of March 31, 2017 and December 31, 2016, the carrying value of mortgage loans that had a valuation allowance was $31. There were no mortgage loans held-for-sale as of March 31, 2017 or December 31, 2016. As of March 31, 2017, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Valuation Allowance Activity
	Three Months Ended March 31,
	2017	2016
Balance as of January 1	$(19)	$(19)
(Additions)/Reversals	—	—
Deductions	—	—
Balance as of March 31	$(19)	$(19)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 51% as of March 31, 2017, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company's commercial mortgage loan portfolio was 2.54x as of March 31, 2017. As of March 31, 2017, the Company held two delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $27 and $18, respectively, and was not accruing income. As of December 31, 2016, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income.

Commercial Mortgage Loans Credit Quality
	March 31, 2017		December 31, 2016
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$21	0.59x	$20	0.59x
65% - 80%	150	2.27x	182	2.17x
Less than 65%	2,554	2.58x	2,609	2.61x
Total commercial mortgage loans	$2,725	2.54x	$2,811	2.55x

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Mortgage Loans by Region
	March 31, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$54	2.0%	$54	1.9%
East South Central	14	0.5%	14	0.5%
Middle Atlantic	261	9.6%	237	8.4%
New England	92	3.4%	93	3.3%
Pacific	810	29.7%	814	29.0%
South Atlantic	598	21.9%	613	21.8%
West South Central	138	5.1%	128	4.6%
Other [1]	758	27.8%	858	30.5%
Total mortgage loans	$2,725	100.0%	$2,811	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type

	March 31, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$16	0.6%	$16	0.6%
Industrial	726	26.7%	793	28.2%
Lodging	25	0.9%	25	0.9%
Multifamily	538	19.7%	535	19.0%
Office	626	23.0%	605	21.5%
Retail	592	21.7%	611	21.8%
Other	202	7.4%	226	8.0%
Total mortgage loans	$2,725	100.0%	$2,811	100.0%
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager and as a means of accessing capital through a contingent capital facility ("the facility").
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements. As of March 31, 2017 and December 31, 2016 the Company did not hold any VIEs for which it was the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. The Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2017 and December 31, 2016 is limited to the total carrying value of $820 and $859, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, the Company has outstanding commitments totaling $494 and $497, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

management. For further discussion of these investments, see Equity Method Investments within Note 3 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2016 Form 10-K Annual Report.
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager and, therefore, does not consolidate. These investments are included in ABS, CDOs, CMBS and RMBS in the AFS Securities table and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Securities Lending, Repurchase Agreements and Other Collateral Transactions
The Company enters into securities financing transactions as a way to earn additional income or manage liquidity, primarily through securities lending and repurchase agreements.
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Condensed Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income on the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2017, the fair value of securities on loan and the associated liability for cash collateral received was $750 and $742, respectively. The Company also received securities collateral of $26 which was not included in the Company's Condensed Consolidated Balance Sheets. As of December 31, 2016, the fair value of securities on loan and the associated liability for cash collateral received was $435 and $420, respectively, as well as $26 of securities collateral received which was not included in the Company's Condensed Consolidated Balance Sheets.
Repurchase Agreements
From time to time, the Company enters into repurchase agreements to manage liquidity or to earn incremental income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. These transactions generally have a contractual maturity of ninety days or less.
Under repurchase agreements, the Company transfers collateral of U.S. government and government agency securities and receives cash. For repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Condensed Consolidated Balance Sheets. Repurchase agreements include master netting provisions that provide both counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, fixed maturities do not meet the specific conditions for net presentation under U.S. GAAP. The Company accounts for the repurchase agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2017 and December 31, 2016,the Company reported in fixed maturities, AFS the Condensed Consolidated Balances Sheets within fixed maturities, AFS for financial collateral pledged relating to repurchase agreements of $200 and $112, respectively. As of December 31, 2016, the Company also reported cash collateral pledged relating to repurchase agreements of $9 in cash. The Company reported a corresponding obligation to repurchase the pledged securities of $197 and $118, respectively, as of March 31, 2017 and December 31, 2016 in other liabilities on the Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Under reverse repurchase agreements, the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The agreements require additional collateral to be transferred to the Company when necessary and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. As of March 31, 2017, the Company reported $46 within short-term investments on the Condensed Consolidated Balance Sheets representing a receivable for the amount of cash transferred to purchase the securities. The Company did not hold any reverse repurchase agreements as of December 31, 2016.
Other Agreements
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2017, and December 31, 2016, the fair value of securities on deposit was approximately $21 and $15, respectively.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section of Note 4 - Derivative Instruments.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments

The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. The Company also may enter into and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or features that as embedded derivative instruments, such as certain GMWB riders included with certain variable annuity products.
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2016 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
Cash Flow Hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company has also entered into forward starting swap agreements to hedge the interest rate exposure related to the future purchase of fixed-rate securities, primarily to hedge interest rate risk inherent in the assumptions used to price certain product liabilities.
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
Fair Value Hedges
The Company previously used interest rate swaps to hedge the changes in fair value of fixed maturity securities due to fluctuations in interest rates. These swaps were typically used to manage interest rate duration.
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2017, and December 31, 2016, the notional amount of interest rate swaps in offsetting relationships was $2.7 billion and $2.7 billion, respectively.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company had previously entered into foreign currency forwards to hedge non-U.S. dollar denominated cash and equity securities.
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
Equity Index Swaps and Options
The Company enters into total return swaps to hedge equity risk of specific common stock investments which are accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). The Company also enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. In addition, the Company formerly offered certain equity indexed products that remain in force, a portion of which contain embedded derivatives that require changes in value to be bifurcated from the host contract. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Customized swaps	$5,213	$5,191	$76	$100
Equity swaps, options, and futures	1,374	1,362	(35)	(27)
Interest rate swaps and futures	3,350	3,703	42	21
Total	$9,937	$10,256	$83	$94
Macro Hedge Program
The Company utilizes equity swaps, options and forwards to provide partial protection against the statutory tail scenario risk arising from GMWB and the GMDB liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.
Modified Coinsurance Reinsurance Contracts
As of March 31, 2017, and December 31, 2016, the Company had approximately $875 of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset within assets or liabilities OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
Cash flow hedges
Interest rate swaps	$1,731	$1,794	$3	$7	$5	$9	$(2)	$(2)
Foreign currency swaps	164	164	(15)	(16)	9	10	(24)	(26)
Total cash flow hedges	$1,895	$1,958	$(12)	$(9)	$14	$19	$(26)	$(28)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	$2,705	$2,774	$(385)	$(411)	$263	$249	$(648)	$(660)
Foreign exchange contracts
Foreign currency swaps and forwards	23	382	—	36	—	36	—	—
Fixed payout annuity hedge	804	804	(242)	(263)	—	—	(242)	(263)
Credit contracts
Credit derivatives that purchase credit protection	118	131	(4)	(3)	2	—	(4)	(3)
Credit derivatives that assume credit risk [1]	499	458	1	4	6	5	(5)	(1)
Credit derivatives in offsetting positions	925	1,006	1	(1)	13	16	(14)	(17)
Equity contracts
Equity index swaps and options	194	100	—	—	36	33	(36)	(33)
Variable annuity hedge program
GMWB product derivatives [2]	12,631	13,114	(157)	(241)	—	—	(157)	(241)
GMWB reinsurance contracts	2,616	2,709	60	73	60	73	—	—
GMWB hedging instruments	9,937	10,256	83	94	171	190	(88)	(96)
Macro hedge program	6,722	6,532	171	178	186	201	(15)	(23)
Other
Modified coinsurance reinsurance contracts	875	875	66	68	66	68	—	—
Total non-qualifying strategies	$38,049	$39,141	$(406)	$(466)	$803	$871	$(1,209)	$(1,337)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$39,944	$41,099	$(418)	$(475)	$817	$890	$(1,235)	$(1,365)
Balance Sheet Location
Fixed maturities, available-for-sale	$121	$121	$—	$—	$—	$—	$—	$—
Other investments	11,964	12,732	234	235	323	325	(89)	(90)
Other liabilities	11,687	11,498	(584)	(577)	368	424	(952)	(1,001)
Reinsurance recoverables	3,491	3,584	126	141	126	141	—	—
Other policyholder funds and benefits payable	12,681	13,164	(194)	(274)	—	—	(194)	(274)
Total derivatives	$39,944	$41,099	$(418)	$(475)	$817	$890	$(1,235)	$(1,365)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral Received [3] Pledged [2]	Financial Collateral Received [4]	Net Amount
As of March 31, 2017
Other investments	$691	$582	$234	$(125)	$71	$38
Other liabilities	(1,041)	(327)	(584)	(130)	(709)	(5)
As of December 31, 2016
Other investments	$749	$588	$235	$(74)	$101	$60
Other liabilities	(1,091)	(396)	(577)	(118)	(655)	(40)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Interest rate swaps	$(4)	$35	$—	$—
Foreign currency swaps	1	1	—	—
Total	$(3)	$36	$—	$—

Derivatives in Cash Flow Hedging Relationships
		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
		2017	2016
Interest rate swaps	Net realized capital gains (losses)	$—	$—
Interest rate swaps	Net investment income	7	6
Foreign currency swaps	Net realized capital gains (losses)	1	4
Total		$8	$10
As of March 31, 2017, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $13. This expectation is based on the anticipated interest payments on hedged investments

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three months ended March 31, 2017, and March 31, 2016, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For three months ended March 31, 2017, the Company did not hold any fair value hedges. For the three months ended March 31, 2016, the Company recognized in income immaterial gains and (losses) for the ineffective portion of fair value hedges related to the derivative instrument and the hedged item.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
	2017	2016
Variable annuity hedge program
GMWB product derivatives	$101	$(79)
GMWB reinsurance contracts	(18)	12
GMWB hedging instruments	(65)	50
Macro hedge program	(86)	(14)
Total variable annuity hedge program	(68)	(31)
Modified coinsurance reinsurance contracts
Modified coinsurance reinsurance contracts	(2)	(22)
Foreign exchange contracts
Foreign currency swaps and forwards	(4)	(2)
Fixed payout annuity hedge	21	36
Total foreign exchange contracts	17	34
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	2	(10)
Credit contracts
Credit derivatives that purchase credit protection	(6)	(2)
Credit derivatives that assume credit risk	8	(2)
Equity contracts
Equity index swaps and options	1	30
Total other non-qualifying derivatives	5	16
Total [1]	$(48)	$(3)

[1]
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that are permissible under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of corporate and CMBS issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.

Credit Derivatives by Type
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
As of March 31, 2017
Single name credit default swaps
Investment grade risk exposure	$142	$2	4 years	Corporate Credit/ Foreign Gov.	A-	$40	$—
Below investment grade risk exposure	43	—	1 year	Corporate Credit	B-	43	—
Basket credit default swaps [4]
Investment grade risk exposure	475	1	3 years	Corporate Credit	BBB+	225	(1)
Below investment grade risk exposure	22	2	4 years	Corporate Credit	B+	22	—
Investment grade risk exposure	124	(2)	3 years	CMBS Credit	AA+	77	1
Below investment grade risk exposure	55	(9)	Less than 1 Year	CMBS Credit	CCC	55	8
Embedded credit derivatives
Investment grade risk exposure	100	100	Less than 1 Year	Corporate Credit	A+	—	—
Total [5]	$961	$94				$462	$8

As of December 31, 2016
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$88	$—	3 years	Corporate Credit/ Foreign Gov.	A	$45	$—
Below investment grade risk exposure	43	—	1 year	Corporate Credit	B-	43	—
Basket credit default swaps [4]
Investment grade risk exposure	493	5	3 years	Corporate Credit	BBB+	225	(1)
Below investment grade risk exposure	22	2	4 years	Corporate Credit	B	22	(2)
Investment grade risk exposure	158	(2)	2 years	CMBS Credit	AA+	111	1
Below investment grade risk exposure	57	(13)	1 year	CMBS Credit	CCC	57	13
Embedded credit derivatives
Investment grade risk exposure	100	100	Less than 1 year	Corporate Credit	A+	—	—
Total [5]	$961	$92				$503	$11

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

[1]
The average credit ratings are based on availability and are generally the midpoint of the avaliable ratings among Moody’s, S&P, Fitch, and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

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

[4]
Includes $2.3 billion and $1.8 billion as of March 31, 2017, and December 31, 2016, respectively, of notional amount on swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2017, and December 31, 2016, the Company pledged cash collateral associated with derivative instruments with a fair value of $26 and $134, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $751 and $830, respectively, as of March 31, 2017 and December 31, 2016, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of March 31, 2017, and December 31, 2016 the Company accepted cash collateral associated with derivative instruments of $366 and $333, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of March 31, 2017, and December 31, 2016, with a fair value of $74 and $107, respectively, of which the Company has the ability to sell or repledge $27 and $81, respectively. As of March 31,2017, and December 31, 2016, the Company had no repledged securities and did not sell any securities. In addition, as of March 31,2017, and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.
5. Deferred Policy Acquisition Costs

Changes in the DAC Balance
	Three months ended March 31,
	2017	2016
Balance, beginning of period	$463	$542
Deferred costs	1	2
Amortization — DAC	(13)	(8)
Amortization — Unlock benefit (charge), pre-tax	5	(3)
Adjustments to unrealized gains and losses on securities AFS and other	(4)	(66)
Balance, end of period	$452	$467

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reserves for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,587	$14,000
Incurred [3]	24	79	179	282
Paid	(27)	—	(193)	(220)
Change in unrealized investment gains and losses	—	—	28	28
Liability balance as of March 31, 2017	$783	$2,706	$10,601	$14,090
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,697	$4,756
Incurred [3]	17	79	25	121
Paid	(23)	—	(11)	(34)
Reinsurance recoverable asset, as of March 31, 2017	$426	$2,706	$1,711	$4,843

	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2016	$863	$2,313	$10,674	$13,850
Incurred [3]	28	69	210	307
Paid	(38)	—	(190)	(228)
Change in unrealized investment gains and losses	—	—	194	194
Liability balance as of March 31, 2016	$853	$2,382	$10,888	$14,123
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313	$1,823	$4,659
Incurred [3]	25	69	31	125
Paid	(29)	—	(15)	(44)
Reinsurance recoverable asset, as of March 31, 2016	$519	$2,382	$1,839	$4,740

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of March 31, 2017
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,713	$2,166	$326	71
With 5% rollup [2]	1,166	166	53	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,484	493	77	71
With 5% rollup & EPB	475	104	23	73
Total MAV	18,838	2,929	479
Asset Protection Benefit (APB) [4]	10,416	127	83	69
Lifetime Income Benefit (LIB) – Death Benefit [5]	463	5	5	70
Reset [6] (5-7 years)	2,436	7	7	70
Return of Premium [7] /Other	8,795	63	60	69
Subtotal Variable Annuity with GMDB/GMWB [10]	$40,948	$3,131	$634	70
Less: General Account Value with GMDB/GMWB	3,727
Subtotal Separate Account Liabilities with GMDB	37,221
Separate Account Liabilities without GMDB	79,361
Total Separate Account Liabilities	$116,582

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.4 billion of total account value and weighted average attained age of 72 years. There is no NAR or retained NAR related to these contracts. Includes $1.5 billion of contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
Asset type	As of March 31, 2017	As of December 31, 2016
Equity securities (including mutual funds)	$34,244	$33,880
Cash and cash equivalents	2,977	3,045
Total	$37,221	$36,925
As of March 31, 2017 and December 31, 2016, approximately 15% and 16%, respectively, of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 85% and 84%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended March 31,
	2017	2016
Tax provision at the U.S. federal statutory rate	$30	$3
Dividends-received deduction ("DRD")	(18)	(20)
Foreign related investments	(1)	(2)
Provision for income taxes	$11	$(19)
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
The federal audit of the years 2012 and 2013 began in March 2015 and was completed as of March 31, 2017 with no additional adjustments. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of March 31, 2017 and December 31, 2016, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,272 and $3,301, respectively. If unutilized, $3,269 of the losses will expire from 2023-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
Most of the net operating loss carryover originated from the Company's U.S. annuity business, including from the hedging program. Given the continued run off of the U.S. fixed and variable annuity business, the exposure to taxable losses is significantly lessened. Accordingly, given the expected future consolidated group earnings, the Company believes sufficient taxable income will be generated in the future to utilize its net operating loss carryover. Although the Company believes there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of March 31, 2017 and December 31, 2016, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $232 and $232 and foreign tax credit carryover of $34 and $40, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2021 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2017, is $817. Of this $817 the legal entities have posted collateral of $755 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2017, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, is primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Transactions with Affiliates

Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc. ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions, and employee costs. In addition, the Company has issued structured settlement contracts to fund claims settlements of property casualty insurance companies and self-insured entities. In many cases, the structured settlement contracts are to fund claim settlements of the Company's affiliated property and casualty companies whereby these property and casualty companies transferred funds to another affiliate of the Company to purchase the contracts. As of March 31, 2017 and December 31, 2016, the Company had $53 of reserves for claim annuities purchased by affiliated entities. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $706 and $711 as of March 31, 2017 and December 31, 2016, respectively.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of March 31, 2017 and December 31, 2016, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Assumed from Affiliates
HLAI continues to provide reinsurance for yen denominated fixed payout annuities approximating $514 and $487 as of March 31, 2017 and December 31, 2016, respectively.
Reinsurance Ceded to Affiliates
The Company also maintains a reinsurance agreement with HLA whereby the Company cedes both group life and group accident and health risk. Under this agreement, the Company ceded group life premium of $6 and $11 for the three months ended March 31, 2017 and 2016, respectively. The Company ceded accident and health premiums to HLA of $18 and $26 for the three months ended March 31, 2017 and 2016, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2017
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$693	$32	$(3)	$722
OCI before reclassifications	58	(2)	—	56
Amounts reclassified from AOCI	(14)	(5)	—	(19)
OCI, net of tax	44	(7)	—	37
Ending balance	$737	$25	$(3)	$759

Reclassifications from AOCI
	Three Months Ended March 31, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$21	Net realized capital gains (losses)
	21	Total before tax
	7	Income tax expense (benefit)
	14	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	—	Net realized capital gains (losses)
Interest rate swaps	7	Net investment income
Foreign currency swaps	1	Net realized capital losses
	8	Total before tax
	3	Income tax expense (benefit)
	5	Net income
Total amounts reclassified from AOCI	$19	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2016
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$539	$57	$(3)	$593
OCI before reclassifications	209	22	—	231
Amounts reclassified from AOCI	17	(6)	—	11
OCI, net of tax	226	16	—	242
Ending balance	$765	$73	$(3)	$835

Reclassified from AOCI
	Three Months Ended March 31, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(26)	Net realized capital gains (losses)
	(26)	Total before tax
	(9)	Income tax expense (benefit)
	(17)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	—	Net realized capital gains (losses)
Interest rate swaps	6	Net investment income
Foreign currency swaps	4	Net realized capital gains (losses)
	10	Total before tax
	4	Income tax expense (benefit)
	6	Net income
Total amounts reclassified from AOCI	$(11)	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the period ended March 31, 2017 compared with the comparable 2016 periods.
The Company meets the conditions specified in General Instruction H(1) of Form 10-Q and is filing this Form with the reduced disclosure format permitted for wholly-owned subsidiaries of reporting entities. The Company has omitted, from this Form 10-Q, certain information in Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has included, under Item 2, Consolidated Results of Operations to explain any material changes in revenue and expense items for the periods presented. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2016 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended March 31,
	2017	2016	Change
Fee income and other	$221	$254	(13%)
Earned premiums	36	28	29%
Net investment income	316	322	(2%)
Net realized capital losses	(46)	(117)	61%
Total revenues	527	487	8%
Benefits, losses and loss adjustment expenses	330	349	(5%)
Amortization of deferred policy acquisition costs ("DAC")	8	11	(27%)
Insurance operating costs and other expenses	103	117	(12%)
Dividends to policyholders	—	1	(100%)
Total benefits, losses and expenses	441	478	(8%)
Income before income taxes	86	9	NM
Income tax expense (benefit)	11	(19)	158%
Net income	$75	$28	168%
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income increased for the three months ended March 31, 2017, as compared to the prior year period, primarily due to higher earned premiums, lower net realized capital losses and lower total benefits, losses and expenses, partially offset by lower fee income.
Fee income and insurance operating costs and other expenses decreased for the three months ended March 31, 2017, as compared to the prior year period, primarily due to the continued run off of the variable annuity block of business. Earned premiums increased for the three months ended March 31, 2017, as compared to the prior year period, primarily due to a higher level of annuitizations. Benefits, losses and loss adjustment expenses decreased for the three months ended March 31, 2017, as compared to the prior year period, primarily due to lower death benefits and interest credited.
The decrease in DAC amortization for the three months ended March 31, 2017 was driven by a higher favorable unlock. For first quarter 2017, separate account returns were above our aggregated estimated returns during the period, partially offset by higher than expected lapses. For further discussion of the unlock, see MD&A - Estimated Gross Profits.
Net investment income decreased for the three months ended March 31, 2017, as compared to the prior year period. The decrease for the three months ended March 31, 2017 was primarily due to lower asset levels as a result of the continued run-off of Talcott Resolution which was partially offset by higher income from limited partnerships due to an increase in valuations of private equity funds as well as losses on hedge funds in the prior year period. For further discussion, see MD&A - Investments Results, Net Investment Income.
Net realized capital losses of $46 million, before tax, for the three months ended March 31, 2017, as compared to net realized capital losses of $117, before tax, in the prior year period were primarily due to a change to net gains on sales as a result of duration, liquidity and credit management within corporate, residential mortgage-backed securities and U.S. treasury securities as well as a change from net losses to net gains on non-qualifying interest rate derivatives, partially offset by higher variable annuity hedge program losses. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
The effective tax rate differs from the U.S. statutory rate of 35% in 2017 and 2016 primarily due to the separate account dividends received deduction. Income tax expense increased by $30 for the three months ended March 31, 2017, as compared to the prior year period, primarily due to the effect of permanent items, including the dividends received deduction, and an increase in income before income taxes. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS

Net Investment Income
	Three Months Ended March 31,
	2017		2016
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$253	4.5%	$261	4.6%
Equity securities, AFS	—	1.0%	2	4.2%
Mortgage loans	32	4.6%	32	4.5%
Policy loans	19	5.1%	22	6.0%
Limited partnerships and other alternative investments	12	5.1%	(1)	(0.3)%
Other [3]	15		18
Investment expense	(15)		(12)
Total net investment income	316	4.4%	322	4.3%
Total net investment income excluding limited partnerships and other alternative investments	$304	4.4%	$323	4.5%

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
Three months ended March 31, 2017, compared to the three months ended March 31, 2016
Total net investment income decreased primarily due to lower asset levels and reinvestment rates, partially offset by higher income from limited partnerships due to losses on hedge funds in the prior year period.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, decreased slightly to 4.4% for the three months ended March 31, 2017, versus 4.5% for the three months ended March 31, 2016 primarily due to reinvesting at lower interest rates as well as lower policy loan income and an increase in investment expense. Excluding make-whole payments on fixed maturities, income received from previously impaired securities, and prepayment penalties on mortgage loans, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.3% for the three months ended March 31, 2017, down from 4.5% for the three months ended March 31, 2016.
The new money yield, excluding certain U.S. Treasury securities and cash equivalent securities, for the three months ended March 31, 2017 was approximately 3.9%, which was below the average yield of sales and maturities of 4.2% for the same period. For the three months ended March 31, 2017, the new money yield of 3.9% remained consistent with 3.9% for the three months ended March 31, 2016.
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

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before-tax)	2017	2016
Gross gains on sales	$50	$30
Gross losses on sales	(29)	(47)
Net OTTI losses recognized in earnings	—	(10)
Results of variable annuity hedge program
GMWB derivatives, net	18	(17)
Macro hedge program	(86)	(14)
Total results of variable annuity hedge program	(68)	(31)
Modified coinsurance reinsurance contracts	(2)	(22)
Transactional foreign currency revaluation	(18)	(44)
Non-qualifying foreign currency derivatives	17	34
Other, net [1]	4	(27)
Net realized capital losses	$(46)	$(117)

[1]	Primarily consists of changes in value of non-qualifying derivatives including credit derivatives and interest rate derivatives used to manage duration.
Gross Gains and Losses on Sales

•
Gross gains and losses on sales for the three months ended March 31, 2017 were primarily the result of duration, liquidity and credit management within corporate, residential mortgage-backed securities ("RMBS") and U.S. treasury securities.

•
Gross gains and losses on sales for the three months ended March 31, 2016 were primarily due to gains on the sale of corporate securities and U.S. Treasuries. Gross losses on the sales for three months ended March 31, 2016 were primarily due to losses on the sale of corporate securities. The sales were primarily a result of duration, liquidity and credit management as well as tactical changes to the portfolio as a result of changing market conditions, including sales to reduce exposure to energy, emerging markets and other below investment grade corporate securities.

Variable Annuity Hedge Program

•
For the three months ended March 31, 2017, the net gain on the combined GMWB derivatives, net, which include the GMWB product, reinsurance and hedging derivatives, was primarily due to gains of $10 due to a decline in equity market volatility and $7 driven by policyholder behavior.

•
For the three months ended March 31, 2017, the losses on the macro hedge program were primarily due to losses of $46 driven by an improvement in domestic equity markets, $26 driven by a decline in equity market volatility and $19 driven by time decay on options.

•
For the three months ended March 31, 2016, the net losses on the combined GMWB derivatives, net were primarily due to losses of $9 driven by a decline in the value of equity derivatives and losses of $7 driven by liability model fund regression updates.

•
For the three months ended March 31, 2016, the loss on the macro hedge program was primarily due to losses of $16 driven by a decline in the value of equity derivatives and losses of $10 driven by time decay on options, partially offset by gains of $14 driven by a decline in long term interest rates.

Modified Coinsurance Reinsurance

•
For the three months ended March 31, 2017, the net loss associated with modified coinsurance reinsurance contracts was primarily driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies. The assets remain on the Company's books and the Company recorded an offsetting gain in AOCI as a result of the increase in market value of the bonds.

•	For the three ended March 31, 2016, the net loss associated with modified coinsurance reinsurance contracts was primarily driven by a decline in interest rates.

Other, Net

•	Other, net gains for the three months ended March 31, 2017 primarily related to $5 of gains on interest rate derivatives used to manage duration.

•
Other, net losses for the three months ended March 31, 2016 was primarily due to losses of $11 on equity derivatives which were hedging the impact of a decline in the equity market on the investment portfolio and losses of $10 on interest derivatives driven by market changes.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2016 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2017.
Estimated Gross Profits
Estimated gross profits ("EGPs") are used in the valuation and amortization of the DAC asset. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

Significant EGP-based Balances
	As of March 31, 2017	As of December 31, 2016
DAC [1]	$452	$463
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$357	$354

[1]	For additional information on DAC, see Note 5 - Deferred Policy Acquisition Costs of Notes to Condensed Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 6 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Benefit to Income, Net of Tax, as a Result of Unlock
	Three Months Ended March 31,
	2017	2016
DAC	$5	$(3)
Death and Other Insurance Benefit Reserves	5	11
Total (pre-tax)	10	8
Income tax effect	4	3
Total (after-tax)	$6	$5
The Unlock benefit of $6, after-tax, for the three months ended March 31, 2017 was largely due to separate accounts returns being above our aggregated estimated returns during the period, partially offset by higher than expected lapses.
The Unlock benefit of $5, after-tax, for the three months ended March 31, 2016 was primarily driven by the effect that actual versus expected returns during the quarter had on aggregated estimated returns as well as to lower expected lapses.
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
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term rate of return is 8.3%. The annual return assumed over the next five years of approximately 0.8% was calculated based on the return needed over that period to produce an 8.3% return since March of 2009, the date the Company adopted the RTM estimation technique to project future separate account returns. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 50% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 34% as of March 31, 2017. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of March 31, 2017, there were no amounts outstanding or borrowed by the Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2017, is $817. Of this $817, the legal entities have posted collateral of $755 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2017, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $32 billion of cash and total general account invested assets, which included the following significant short-term investment position to meet liquidity needs.

As of March 31, 2017
Fixed maturities	$24,111
Short-term investments	1,647
Cash	236
Less: Derivative collateral	1,117
Total	$24,877
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.1 billion in qualifying assets to secure FHLBB advances for 2017. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of March 31, 2017, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of March 31, 2017
Total Contractholder obligations	$160,972
Less: Separate account assets [1]	116,582
General account contractholder obligations	$44,390
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$18,682
Fixed MVA annuities [3]	5,037
Other [4]	20,671
General account contractholder obligations	$44,390

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2016 Form 10-K Annual Report.
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
The Company anticipates paying an additional $300 dividend to its parent during 2017.

Cash Flows

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$342	$101
Net cash provided (used) by investing activities	$(467)	$586
Net cash used for financing activities	$(193)	$(687)
Cash – end of period	$236	$305
Net cash provided by operating activities increased in 2017 as compared to 2016 primarily due to higher net income, an increase in securities lending payables and decreased reinsurance recoverables.
Net cash used by investing activities in 2017 primarily relates to net payments for short-term investments of $289 and net payments for derivatives of $51. Net cash provided by investing activities in 2016 primarily relates to net proceeds from derivatives of $136.
Net cash used for financing activities in 2017 relates to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $307, offset by net increase in securities loaned or sold under agreements to repurchase of $419. Net cash used for financing activities in 2016 relates to the return of capital to the parent of approximately $500 and net net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $210.
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

Insurance Financial Strength Ratings as of April 25, 2017
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
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $4.1 billion as of March 31, 2017 and $4.4 billion as of December 31, 2016, respectively. The statutory capital amount as of December 31, 2016 is based on actual statutory filings with the applicable regulatory authorities. The statutory capital amount as of March 31, 2017, is an estimate, as the first quarter 2017 statutory filings have not yet been made.

Legislative Initiatives
Tax Reform
Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the United States Treasury Department could have a material effect on the Company. These proposals and initiatives include, or could include, changes pertaining to the income tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform, and changes to the regulatory structure for financial institutions. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to tax reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I of the Company's 2016 Annual Report on Form 10-K.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company’s 2016 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's of the Company’s 2016 Form 10-K Annual Report is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2017.
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
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS

See Exhibits Index on page	62

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
April 28, 2017

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017
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