Form 10-Q
period 2017-06-30
HARTFORD LIFE INSURANCE CO
filed 2017-07-28
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 28, 2017, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

◦	the potential for further acceleration of deferred policy acquisition cost amortization and an increase in reserve for certain guaranteed benefits in our variable annuities;

◦	the potential for valuation allowances against deferred tax assets;

•	Strategic and Operational Risks:

◦	risks associated with the run off of our annuity book of business;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and statements of changes in stockholder's equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 28, 2017

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2017	2016	2017	2016
	(Unaudited)
Revenues
Fee income and other	$225	$246	$446	$500
Earned premiums	34	28	70	56
Net investment income	318	345	634	667
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(14)	(1)	(14)	(12)
OTTI losses recognized in other comprehensive income ("OCI")	1	—	1	1
Net OTTI losses recognized in earnings	(13)	(1)	(13)	(11)
Other net realized capital gains (losses)	31	4	(15)	(103)
Total net realized capital gains (losses)	18	3	(28)	(114)
Total revenues	595	622	1,122	1,109
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	342	342	672	691
Amortization of deferred policy acquisition costs ("DAC")	10	8	18	19
Insurance operating costs and other expenses	98	124	201	241
Dividends to policyholders	—	—	—	1
Total benefits, losses and expenses	450	474	891	952
Income before income taxes	145	148	231	157
Income tax expense	33	30	44	11
Net income	$112	$118	187	146
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
	(Unaudited)
Net income	$112	$118	$187	$146
Other comprehensive income (loss):
Changes in net unrealized gain on securities	162	228	206	454
Changes in net gain on cash-flow hedging instruments	(2)	4	(9)	20
Changes in foreign currency translation adjustments	—	1	—	1
OCI, net of tax	160	233	197	475
Comprehensive income	$272	$351	$384	$621
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $22,379 and $22,507)	$24,114	$23,819
Fixed maturities, at fair value using the fair value option	58	82
Equity securities, available-for-sale, at fair value (cost of $138 and $142)	154	152
Mortgage loans (net of allowance for loan losses of $1 and $19)	2,758	2,811
Policy loans, at outstanding balance	1,432	1,442
Limited partnerships and other alternative investments	918	930
Other investments	247	293
Short-term investments	2,014	1,349
Total investments	31,695	30,878
Cash	261	554
Premiums receivable and agents’ balances	16	18
Reinsurance recoverables	20,668	20,725
Deferred policy acquisition costs	432	463
Deferred income taxes, net	1,318	1,437
Other assets	660	606
Separate account assets	116,746	115,665
Total assets	$171,796	$170,346
Liabilities
Reserve for future policy benefits	$14,191	$14,000
Other policyholder funds and benefits payable	29,891	30,588
Other liabilities	3,062	2,272
Separate account liabilities	116,746	115,665
Total liabilities	163,890	162,525
Commitments and Contingencies (Note 8)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	4,636	4,935
Accumulated other comprehensive income, net of tax	919	722
Retained earnings	2,345	2,158
Total stockholder's equity	7,906	7,821
Total liabilities and stockholder's equity	$171,796	$170,346
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity
	(Unaudited)
Six Months Ended June 30, 2017
Balance, beginning of period	$6	$4,935	$722	$2,158	$7,821
Return of capital to parent	—	(299)	—	—	(299)
Net income	—	—	—	187	187
Total other comprehensive income	—	—	197	—	197
Balance, end of period	$6	$4,636	$919	$2,345	$7,906

Six Months Ended June 30, 2016
Balance, beginning of period	$6	$5,687	$593	$1,876	$8,162
Return of capital to parent	—	(505)	—	—	(505)
Net income	—	—	—	146	146
Total other comprehensive income	—	—	475	—	475
Balance, end of period	$6	$5,182	$1,068	$2,022	$8,278
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2017	2016
Operating Activities	(Unaudited)
Net income	$187	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	28	114
Amortization of deferred policy acquisition costs	18	19
Additions to deferred policy acquisition costs	(1)	(4)
Depreciation and amortization (accretion), net	14	(6)
Other operating activities, net	141	48
Change in assets and liabilities:
Decrease in reinsurance recoverables	49	19
Increase in deferred and accrued income taxes	96	15
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	91	105
Net changes in other assets and other liabilities	(98)	(141)
Net cash provided by operating activities	525	315
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	5,843	4,612
Fixed maturities, fair value option	25	17
Equity securities, available-for-sale	150	280
Mortgage loans	204	65
Partnerships	64	169
Payments for the purchase of:
Fixed maturities, available-for-sale	(5,496)	(4,365)
Fixed maturities, fair value option	—	(20)
Equity securities, available-for-sale	(166)	(38)
Mortgage loans	(162)	(17)
Partnerships	(107)	(70)
Net (payments for) proceeds from derivatives	(39)	190
Net increase in policy loans	11	10
Net additions to property and equipment	(15)	—
Net payments for short-term investments	(642)	(328)
Other investing activities, net	14	37
Net cash provided by investing activities	(316)	542
Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,495	2,188
Withdrawals and other deductions from investment and universal life-type contracts	(7,042)	(8,070)
Net transfers from separate accounts related to investment and universal life-type contracts	3,976	5,475
Net increase in securities loaned or sold under agreements to repurchase	379	37
Return of capital to parent	(299)	(505)
Net repayments at maturity or settlement of consumer notes	(11)	(6)
Net cash used for financing activities	(502)	(881)
Foreign exchange rate effect on cash	—	1
Net decrease in cash	(293)	(23)
Cash — beginning of period	554	305
Cash — end of period	$261	$282
Supplemental Disclosure of Cash Flow Information:
Income tax refunds received	$45	$5
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
During the first six months of 2017, the Company paid dividends of $300 to its parent.
The Company has ceded reinsurance in connection with the previous sales of its Retirement Plans and Individual Life businesses to Massachusetts Mutual Life Insurance Company ("MassMutual") and The Prudential Insurance Company of America ("Prudential"), respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. As of June 30, 2017, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
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
Consolidation
The Condensed Consolidated Financial Statements include the accounts of HLIC and entities the Company directly or indirectly has a controlling financial interest in, which the Company is required to consolidate. Entities in which HLIC has significant influence over the operating and financing decisions, but is not required to consolidate, are reported using the equity method. All intercompany transactions and balances between HLIC and its subsidiaries have been eliminated.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$1,015	$—	$982	$33
Collateralized debt obligations ("CDOs")	1,011	—	875	136
Commercial mortgage-backed securities ("CMBS")	2,266	—	2,233	33
Corporate	14,779	—	14,171	608
Foreign government/government agencies	375	—	368	7
Municipal	1,210	—	1,140	70
Residential mortgage-backed securities ("RMBS")	1,642	—	903	739
U.S. Treasuries	1,816	162	1,654	—
Total fixed maturities	24,114	162	22,326	1,626
Fixed maturities, FVO	58	—	58	—
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	154	16	95	43
Derivative assets
Credit derivatives	(1)	—	(1)	—
Foreign exchange derivatives	—	—	—	—
Interest rate derivatives	—	—	—	—
GMWB hedging instruments	45	—	—	45
Macro hedge program	94	—	8	86
Total derivative assets [2]	138	—	7	131
Short-term investments	2,014	938	1,076	—
Reinsurance recoverable for GMWB	57	—	—	57
Modified coinsurance reinsurance contracts	58	—	58	—
Separate account assets [3]	112,559	73,019	38,466	192
Total assets accounted for at fair value on a recurring basis	$139,163	$74,146	$62,086	$2,049
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(134)	$—	$—	$(134)
Equity linked notes	(37)	—	—	(37)
Total other policyholder funds and benefits payable	(171)	—	—	(171)
Derivative liabilities
Credit derivatives	1	—	1	—
Equity derivatives	37	—	37	—
Foreign exchange derivatives	(264)	—	(264)	—
Interest rate derivatives	(391)	—	(362)	(29)
GMWB hedging instruments	40	—	45	(5)
Macro hedge program	74	—	—	74
Total derivative liabilities [4]	(503)	—	(543)	40
Total liabilities accounted for at fair value on a recurring basis	$(674)	$—	$(543)	$(131)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

[3]
Approximately $4.2 billion and $4.0 billion of investment sales receivable, as of June 30, 2017 and December 31, 2016, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $882 and $1.0 billion of investments, as of June 30, 2017 and December 31, 2016, respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of June 30, 2017
CMBS [3]	$16	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	476bps	Decrease
Corporate [4]	279	Discounted cash flows	Spread	108bps	944bps	328bps	Decrease
Municipal [3]	54	Discounted cash flows	Spread	166bps	222bps	180bps	Decrease
RMBS [3]	731	Discounted cash flows	Spread	40bps	624bps	126bps	Decrease
			Constant prepayment rate	—%	14%	5%	Decrease [5]
			Constant default rate	2%	10%	5%	Decrease
			Loss severity	—%	100%	71%	Decrease
As of December 31, 2016
CMBS [3]	$9	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10bps	1,273bps	249bps	Decrease
Corporate [4]	265	Discounted cash flows	Spread	122bps	1,021bps	373bps	Decrease
Municipal [3]	56	Discounted cash flows	Spread	135bps	286bps	195bps	Decrease
RMBS [3]	704	Discounted cash flows	Spread	16bps	1,830bps	189bps	Decrease
			Constant prepayment rate	—%	20%	4%	Decrease [5]
			Constant default rate	1%	10%	5%	Decrease
			Loss severity	—%	100%	75%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of June 30, 2017
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(39)	Option model	Equity volatility	16%	20%	Increase
Equity options	6	Option model	Equity volatility	26%	28%	Increase
Customized swaps	73	Discounted cash flows	Equity volatility	9%	30%	Increase
Macro hedge program
Equity options [2]	171	Option model	Equity volatility	15%	26%	Increase
As of December 31, 2016
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(36)	Option model	Equity volatility	20%	23%	Increase
Equity options	17	Option model	Equity volatility	27%	30%	Increase
Customized swaps	100	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program
Equity options	188	Option model	Equity volatility	17%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations.
The tables above exclude the portion of ABS, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three and six months ended June 30, 2017, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $264 and $494, for the three and six months ended June 30, 2017 and $42 and $166 for the three and six months ended June 30, 2016, respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the three and six months ended June 30, 2017 and 2016, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three and six months ended June 30, 2017 and 2016, for the transfers into and out of Level 3.

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
As of June 30, 2017
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 43% and 39% were subject to significant liquidation restrictions as of June 30, 2017 and December 31, 2016, respectively. Total limited partnerships that do not allow any form of redemption were 13% and 11% as of June 30, 2017 and December 31, 2016, respectively. Separate account assets classified as Level 3 primarily include subprime RMBS and commercial mortgage loans.
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

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of June 30, 2017
Assets
Fixed Maturities, AFS
ABS	$44	$—	$—	$2	$(1)	$—	$—	$(12)	$33
CDOs	199	—	(2)	114	(107)	—	—	(68)	136
CMBS	45	—	1	5	(1)	—	—	(17)	33
Corporate	557	(12)	8	13	—	(10)	52	—	608
Foreign Govt./Govt. Agencies	17	—	—	1	(1)	—	—	(10)	7
Municipal	73	—	1	—	—	(4)	—	—	70
RMBS	757	—	9	21	(48)	—	—	—	739
Total Fixed Maturities, AFS	1,692	(12)	17	156	(158)	(14)	52	(107)	1,626
Equity Securities, AFS	44	—	(1)	—	—	—	—	—	43
Freestanding Derivatives
Interest rate	(29)	—	—	—	—	—	—	—	(29)
GMWB hedging instruments	46	(6)	—	—	—	—	—	—	40
Macro hedge program	159	1	—	—	—	—	—	—	160
Total Freestanding Derivatives [5]	176	(5)	—	—	—	—	—	—	171
Reinsurance Recoverable for GMWB	60	(7)	—	—	4	—	—	—	57
Separate Accounts	277	2	—	13	(2)	(34)	7	(71)	192
Total Assets	$2,249	$(22)	$16	$169	$(156)	$(48)	$59	$(178)	$2,089
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(157)	$40	$—	$—	$(17)	$—	$—	$—	$(134)
Equity Linked Notes	(36)	(1)	—	—	—	—	—	—	(37)
Total Other Policyholder Funds and Benefits Payable	(193)	39	—	—	(17)	—	—	—	(171)
Total Liabilities	$(193)	$39	$—	$—	$(17)	$—	$—	$—	$(171)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of June 30, 2017
Assets
Fixed Maturities, AFS
ABS	$37	$—	$—	$14	$(3)	$—	$3	$(18)	$33
CDOs	260	—	(1)	114	(107)	—	—	(130)	136
CMBS	21	—	1	33	(2)	—	—	(20)	33
Corporate	566	(7)	19	82	1	(73)	57	(37)	608
Foreign Govt./Govt. Agencies	17	—	1	1	(2)	—	—	(10)	7
Municipal	72	—	3	—	—	(5)	—	—	70
RMBS	711	—	11	106	(89)	—	—	—	739
Total Fixed Maturities, AFS	1,684	(7)	34	350	(202)	(78)	60	(215)	1,626
Equity Securities, AFS	44	—	(3)	2	—	—	—	—	43
Freestanding Derivatives
Interest rate	(30)	1	—	—	—	—	—	—	(29)
GMWB hedging instruments	81	(41)	—	—	—	—	—	—	40
Macro hedge program	167	(7)	—	—	—	—	—	—	160
Total Freestanding Derivatives [5]	218	(47)	—	—	—	—	—	—	171
Reinsurance Recoverable for GMWB	73	(23)	—	—	7	—	—	—	57
Separate Accounts	201	3	2	111	(7)	(42)	10	(86)	192
Total Assets	$2,220	$(74)	$33	$463	$(202)	$(120)	$70	$(301)	$2,089
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(241)	$140	$—	$—	$(33)	$—	$—	$—	$(134)
Equity Linked Notes	(33)	(4)	—	—	—	—	—	—	(37)
Total Other Policyholder Funds and Benefits Payable	(274)	136	—	—	(33)	—	—	—	(171)
Total Liabilities	$(274)	$136	$—	$—	$(33)	$—	$—	$—	$(171)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended June 30, 2016
		Total realized/unrealized gains (losses)
	Fair value as of March 31, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of June 30, 2016
Assets
Fixed Maturities, AFS
ABS	$2	$—	$—	$—	$—	$—	$5	$—	$7
CDOs	328	(1)	(1)	—	(60)	—	—	—	266
CMBS	51	—	1	3	(4)	(2)	—	(34)	15
Corporate	538	(1)	16	19	(48)	(32)	263	(38)	717
Foreign Govt./Govt. Agencies	20	—	1	—	(1)	(2)	—	—	18
Municipal	50	—	3	12	—	—	8	—	73
RMBS	701	—	3	40	(44)	—	—	(10)	690
Total Fixed Maturities, AFS	1,690	(2)	23	74	(157)	(36)	276	(82)	1,786
Fixed Maturities, FVO	1	—	—	—	—	(1)	—	—	—
Equity Securities, AFS	36	—	4	2	—	—	—	—	42
Freestanding Derivatives
Equity	3	(2)	—	—	—	—	—	—	1
Interest rate	(32)	(2)	—	—	—	—	—	—	(34)
GMWB hedging instruments	144	15	—	—	—	—	—	6	165
Macro hedge program	145	(4)	—	—	—	—	—	—	141
Total Freestanding Derivatives [5]	260	7	—	—	—	—	—	6	273
Reinsurance Recoverable for GMWB	99	3	—	—	4	—	—	—	106
Separate Accounts	154	—	3	22	(3)	(6)	3	(2)	171
Total Assets	$2,240	$8	$30	$98	$(156)	$(43)	$279	$(78)	$2,378
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(361)	$(35)	$—	$—	$(16)	$—	$—	$—	$(412)
Equity Linked Notes	(25)	(3)	—	—	—	—	—	—	(28)
Total Other Policyholder Funds and Benefits Payable	(386)	(38)	—	—	(16)	—	—	—	(440)
Total Liabilities	$(386)	$(38)	$—	$—	$(16)	$—	$—	$—	$(440)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Six Months Ended June 30, 2016
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of June 30, 2016
Assets
Fixed Maturities, AFS
ABS	$5	$—	$—	$—	$—	$—	$5	$(3)	$7
CDOs	330	(1)	(4)	—	(59)	—	—	—	266
CMBS	62	—	(1)	19	(8)	(2)	—	(55)	15
Corporate	534	(7)	4	34	(45)	(35)	307	(75)	717
Foreign Govt./Govt. Agencies	17	—	2	3	(2)	(2)	—	—	18
Municipal	49	—	4	12	—	—	8	—	73
RMBS	628	—	(2)	148	(76)	—	2	(10)	690
Total Fixed Maturities, AFS	1,625	(8)	3	216	(190)	(39)	322	(143)	1,786
Fixed Maturities, FVO	2	—	—	1	—	(1)	—	(2)	—
Equity Securities, AFS	38	—	4	2	—	(2)	—	—	42
Freestanding Derivatives
Equity	—	(7)	—	8	—	—	—	—	1
Interest rate	(29)	(5)	—	—	—	—	—	—	(34)
GMWB hedging instruments	135	24	—	—	—	—	—	6	165
Macro hedge program	147	(4)	—	—	(2)	—	—	—	141
Total Freestanding Derivatives [5]	253	8	—	8	(2)	—	—	6	273
Reinsurance Recoverable for GMWB	83	16	—	—	7	—	—	—	106
Separate Accounts	139	—	7	61	(9)	(16)	6	(17)	171
Total Assets	$2,140	$16	$14	$288	$(194)	$(58)	$328	$(156)	$2,378
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(262)	$(117)	$—	$—	$(33)	$—	$—	$—	$(412)
Equity Linked Notes	(26)	(2)	—	—	—	—	—	—	(28)
Total Other Policyholder Funds and Benefits Payable	(288)	(119)	—	—	(33)	—	—	—	(440)
Total Liabilities	$(288)	$(119)	$—	$—	$(33)	$—	$—	$—	$(440)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at:
	Three months ended June 30,		Six months ended June 30,
	2017 [1][2]	2016 [1][2]	2017 [1][2]	2016 [1][2]
Assets
Fixed Maturities, AFS
Corporate	$(12)	$(1)	$(12)	$(1)
Total Fixed Maturities, AFS	(12)	(1)	(12)	(1)
Freestanding Derivatives
Equity	—	(2)	—	(7)
Interest Rate	—	(2)	—	(5)
GMWB hedging instruments	(5)	15	(41)	24
Macro hedge program	2	(4)	(6)	(4)
Total Freestanding Derivatives	(3)	7	(47)	8
Reinsurance Recoverable for GMWB	(7)	3	(23)	16
Separate Accounts	—	—	1	—
Total Assets	$(22)	$9	$(81)	$23
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$40	$(35)	$140	$(117)
Equity Linked Notes	(1)	(3)	(4)	(2)
Total Other Policyholder Funds and Benefits Payable	39	(38)	136	(119)
Total Liabilities	$39	$(38)	$136	$(119)

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
Fair Value Option
The Company has elected the fair value option for certain securities that contain embedded credit derivatives with underlying credit risk, related to residential real estate, and these securities are included within Fixed Maturities, FVO on the Condensed Consolidated Balance Sheets.
The Company also previously elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedged the risk associated with the investments. The swaps did not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps were recorded in net realized capital gains and losses. These equity securities were classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. Income earned from FVO securities was recorded in net investment income and changes in fair value were recorded in net realized capital gains and losses. The Company did not hold any of these equity securities as of June 30, 2017 or December 31, 2016.

Changes in Fair Value of Assets using Fair Value Option
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Assets
Fixed maturities, FVO
RMBS	$(1)	$2	$—	$2
Total fixed maturities, FVO	$(1)	$2	$—	$2
Equity, FVO	3	—	2	(34)
Total realized capital gains (losses)	$2	$2	$2	$(32)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value of Assets and Liabilities using the Fair Value Option
	June 30, 2017	December 31, 2016
Assets
Fixed maturities, FVO
RMBS	$58	$82
Total fixed maturities, FVO	$58	$82

Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
	June 30, 2017
Assets
Policy loans	Level 3	$1,432	$1,432
Mortgage loans	Level 3	2,758	2,812
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,134	$6,332
Consumer notes [2] [3]	Level 3	10	10
Assumed investment contracts [3]	Level 3	514	541
	December 31, 2016
Assets
Policy loans	Level 3	$1,442	$1,442
Mortgage loans	Level 3	2,811	2,843
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,436	$6,626
Consumer notes [2] [3]	Level 3	20	20
Assumed investment contracts [3]	Level 3	487	526

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2017	2016	2017	2016
Gross gains on sales	$63	$61	$113	$91
Gross losses on sales	(11)	(13)	(40)	(60)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(13)	(1)	(13)	(11)
Valuation allowances on mortgage loans	2	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	20	3	38	(14)
Macro hedge program	(38)	(20)	(124)	(34)
Total results of variable annuity hedge program	(18)	(17)	(86)	(48)
Transactional foreign currency revaluation	4	(64)	(14)	(108)
Non-qualifying foreign currency derivatives	(9)	62	8	96
Other, net [1]	—	(25)	2	(74)
Net realized capital gains	$18	$3	$(28)	$(114)

[1]
Includes non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives, of $(5) and $(23), respectively, for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, the non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives of $(3) and $(29), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $39 and $60 for the three and six months ended June 30, 2017, respectively, and $47 and $21 for the three and six months ended June 30, 2016, respectively. Proceeds from sales of AFS securities totaled $2.1 billion and $4.5 billion for three and six months ended June 30, 2017, respectively, and $1.7 billion and $3.9 billion for the three and six months ended June 30, 2016, respectively.
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
The Company’s best estimate of expected future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions regarding the future performance. The Company's considerations include, but are not limited to, (a) changes in the financial condition of the issuer and the underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) credit ratings, (d) payment structure of the security and (e) the extent to which the fair value has been less than the amortized cost of the security.
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

Impairments in Earnings by Type
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Credit impairments	$13	$1	$13	$9
Intent-to-sell impairments	—	—	—	1
Impairments on equity securities	—	—	—	1
Total impairments	$13	$1	$13	$11

Cumulative Credit Impairments
	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2017	2016	2017	2016
Balance as of beginning of period	$(161)	$(215)	$(170)	$(211)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(1)	—	(1)	(8)
Securities previously impaired	(12)	(1)	(12)	(1)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	28	26	33	26
Securities due to an increase in expected cash flows	4	9	8	13
Balance as of end of period	$(142)	$(181)	$(142)	$(181)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Available-for-Sale Securities

AFS Securities by Type
	June 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$1,021	$10	$(16)	$1,015	$—	$1,011	$9	$(27)	$993	$—
CDOs	995	18	(2)	1,011	—	893	49	(2)	940	—
CMBS	2,232	52	(18)	2,266	(1)	2,135	45	(34)	2,146	(1)
Corporate	13,448	1,375	(44)	14,779	—	13,677	1,111	(95)	14,693	—
Foreign govt./govt. agencies	354	25	(4)	375	—	337	18	(10)	345	—
Municipal	1,097	115	(2)	1,210	—	1,098	97	(6)	1,189	—
RMBS	1,604	41	(3)	1,642	—	1,742	34	(16)	1,760	—
U.S. Treasuries	1,628	192	(4)	1,816	—	1,614	153	(14)	1,753	—
Total fixed maturities, AFS	22,379	1,828	(93)	24,114	(1)	22,507	1,516	(204)	23,819	(1)
Equity securities, AFS	138	17	(1)	154	—	142	12	(2)	152	—
Total AFS securities	$22,517	$1,845	$(94)	$24,268	$(1)	$22,649	$1,528	$(206)	$23,971	$(1)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2017 and December 31, 2016.

Fixed maturities, AFS, by Contractual Maturity Year
	June 30, 2017		December 31, 2016
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$862	$868	$722	$727
Over one year through five years	3,998	4,110	4,184	4,301
Over five years through ten years	3,333	3,474	3,562	3,649
Over ten years	8,334	9,728	8,258	9,303
Subtotal	16,527	18,180	16,726	17,980
Mortgage-backed and asset-backed securities	5,852	5,934	5,781	5,839
Total fixed maturities, AFS	$22,379	$24,114	$22,507	$23,819
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
The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder's equity, other than the U.S. government and certain U.S. government agencies as of June 30, 2017 and December 31, 2016. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Consolidated Financial Statements in the Company’s 2016 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of June 30, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$259	$258	$(1)	$201	$186	$(15)	$460	$444	$(16)
CDOs	602	600	(2)	109	109	—	711	709	(2)
CMBS	785	771	(14)	60	56	(4)	845	827	(18)
Corporate	1,544	1,519	(25)	435	416	(19)	1,979	1,935	(44)
Foreign govt./govt. agencies	71	70	(1)	31	28	(3)	102	98	(4)
Municipal	89	87	(2)	—	—	—	89	87	(2)
RMBS	237	235	(2)	93	92	(1)	330	327	(3)
U.S. Treasuries	333	329	(4)	—	—	—	333	329	(4)
Total fixed maturities, AFS	3,920	3,869	(51)	929	887	(42)	4,849	4,756	(93)
Equity securities, AFS	8	8	—	4	3	(1)	12	11	(1)
Total securities in an unrealized loss position	$3,928	$3,877	$(51)	$933	$890	$(43)	$4,861	$4,767	$(94)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$249	$248	$(1)	$265	$239	$(26)	$514	$487	$(27)
CDOs	325	325	—	210	208	(2)	535	533	(2)
CMBS	1,058	1,030	(28)	139	133	(6)	1,197	1,163	(34)
Corporate	2,535	2,464	(71)	402	378	(24)	2,937	2,842	(95)
Foreign govt./govt. agencies	164	155	(9)	6	5	(1)	170	160	(10)
Municipal	166	160	(6)	—	—	—	166	160	(6)
RMBS	548	535	(13)	198	195	(3)	746	730	(16)
U.S. Treasuries	385	371	(14)	—	—	—	385	371	(14)
Total fixed maturities, AFS	5,430	5,288	(142)	1,220	1,158	(62)	6,650	6,446	(204)
Equity securities, AFS	59	57	(2)	5	5	—	64	62	(2)
Total securities in an unrealized loss position	$5,489	$5,345	$(144)	$1,225	$1,163	$(62)	$6,714	$6,508	$(206)
As of June 30, 2017, AFS securities in an unrealized loss position consisted of 1,430 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of June 30, 2017, 94% of these securities were depressed less than 20% of amortized cost. The decrease in unrealized losses during 2017 was primarily attributable to tighter credit spreads and a decrease in long-term interest rates.
Most of the securities depressed for twelve months or more primarily relate to corporate securities concentrated in energy-related sectors and student loan ABS. Corporate securities within energy-related sectors are primarily depressed due to a lower level of oil prices. Student loan ABS were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.

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
As of June 30, 2017, commercial mortgage loans had an amortized cost of $2.8 billion, with a valuation allowance of $1 and a carrying value of $2.8 billion. As of December 31, 2016, commercial mortgage loans had an amortized cost of $2.8 billion, with a valuation allowance of $19 and a carrying value of $2.8 billion. Amortized cost represents carrying value prior to valuation allowances, if any.
As of June 30, 2017 and December 31, 2016, the carrying value of mortgage loans that had a valuation allowance was $4 and $31, respectively. There were no mortgage loans held-for-sale as of June 30, 2017 or December 31, 2016. As of June 30, 2017, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Valuation Allowance Activity
	Six Months Ended June 30,
	2017	2016
Balance as of January 1	$(19)	$(19)
(Additions)/Reversals	(1)	—
Deductions	19	—
Balance as of March 31	$(1)	$(19)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 48% as of June 30, 2017, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of June 30, 2017, the Company held zero delinquent commercial mortgage loans past due by 90 days or more. As of December 31, 2016, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income. Following the conclusion of the loan's foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during 2017.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Commercial Mortgage Loans Credit Quality
	June 30, 2017		December 31, 2016
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$6	1.36x	$20	0.59x
65% - 80%	68	2.70x	182	2.17x
Less than 65%	2,684	2.57x	2,609	2.61x
Total commercial mortgage loans	$2,758	2.57x	$2,811	2.55x

Mortgage Loans by Region
	June 30, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$53	1.9%	$54	1.9%
East South Central	14	0.5%	14	0.5%
Middle Atlantic	245	8.9%	237	8.4%
New England	92	3.3%	93	3.3%
Pacific	851	30.9%	814	29.0%
South Atlantic	595	21.6%	613	21.8%
West South Central	138	5.0%	128	4.6%
Other [1]	770	27.9%	858	30.5%
Total mortgage loans	$2,758	100.0%	$2,811	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type

	June 30, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$4	0.1%	$16	0.6%
Industrial	758	27.5%	793	28.2%
Lodging	25	0.9%	25	0.9%
Multifamily	581	21.1%	535	19.0%
Office	608	22.0%	605	21.5%
Retail	581	21.1%	611	21.8%
Other	201	7.3%	226	8.0%
Total mortgage loans	$2,758	100.0%	$2,811	100.0%
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities but also as an investment manager and as a means of accessing capital through a contingent capital facility ("the facility").
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements. As of June 30, 2017 and December 31, 2016 the Company did not hold any VIEs for which it was the primary beneficiary.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. The Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2017 and December 31, 2016 is limited to the total carrying value of $812 and $859, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, the Company has outstanding commitments totaling $503 and $497, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 3 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2016 Form 10-K Annual Report.
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
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Condensed Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Condensed Consolidated Statements of Operations.
Repurchase Agreements
From time to time, the Company enters into repurchase agreements to manage liquidity or to earn incremental income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. These transactions generally have a contractual maturity of ninety days or less. Repurchase agreements include master netting provisions that provide both counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, the Company's current positions do not meet the specific conditions for net presentation.
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

Securities Lending and Repurchase Agreements
	June 30, 2017	December 31, 2016
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$695	$435
Gross amount of associated liability for collateral received [1]	711	446

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	200	118
Gross amount of collateral pledged related to repurchase agreements [2]	206	121

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $4 and $26 million which are excluded from the Company's Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.

Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2017 and December 31, 2016, the fair value of securities on deposit was $22 and $21, respectively.
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2017 and December 31, 2016, the notional amount of interest rate swaps in offsetting relationships was $2.7 billion.
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
Equity Index Swaps and Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company previously entered into total return swaps to hedge equity risk of specific common stock investments which were accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). In addition, the Company formerly offered certain equity indexed products that remain in force, a portion of which contain embedded derivatives that require changes in value to be bifurcated from the host contract. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Customized swaps	$5,102	$5,191	$74	$100
Equity swaps, options, and futures	1,383	1,362	(35)	(27)
Interest rate swaps and futures	2,999	3,703	46	21
Total	$9,484	$10,256	$85	$94
Macro Hedge Program
The Company utilizes equity swaps, options and forwards to provide partial protection against the statutory tail scenario risk arising from GMWB and the GMDB liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.
Modified Coinsurance Reinsurance Contracts
As of June 30, 2017, and December 31, 2016, the Company had approximately $889 and $875, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.
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

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
Cash flow hedges
Interest rate swaps	$1,656	$1,794	$1	$7	$8	$9	$(7)	$(2)
Foreign currency swaps	178	164	(12)	(16)	7	10	(19)	(26)
Total cash flow hedges	$1,834	$1,958	$(11)	$(9)	$15	$19	$(26)	$(28)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	$2,700	$2,774	$(392)	$(411)	$278	$249	$(670)	$(660)
Foreign exchange contracts
Foreign currency swaps and forwards	37	382	—	36	—	36	—	—
Fixed payout annuity hedge	804	804	(252)	(263)	—	—	(252)	(263)
Credit contracts
Credit derivatives that purchase credit protection	94	131	(4)	(3)	—	—	(4)	(3)
Credit derivatives that assume credit risk [1]	399	458	2	4	7	5	(5)	(1)
Credit derivatives in offsetting positions	648	1,006	2	(1)	12	16	(10)	(17)
Equity contracts
Equity index swaps and options	100	100	—	—	37	33	(37)	(33)
Variable annuity hedge program
GMWB product derivatives [2]	12,178	13,114	(134)	(241)	—	—	(134)	(241)
GMWB reinsurance contracts	2,527	2,709	57	73	57	73	—	—
GMWB hedging instruments	9,484	10,256	85	94	150	190	(65)	(96)
Macro hedge program	6,885	6,532	168	178	182	201	(14)	(23)
Other
Modified coinsurance reinsurance contracts	889	875	58	68	58	68	—	—
Total non-qualifying strategies	$36,745	$39,141	$(410)	$(466)	$781	$871	$(1,191)	$(1,337)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$38,579	$41,099	$(421)	$(475)	$796	$890	$(1,217)	$(1,365)
Balance Sheet Location
Fixed maturities, available-for-sale	$35	$121	$—	$—	$—	$—	$—	$—
Other investments	6,229	12,732	138	235	145	325	(7)	(90)
Other liabilities	16,671	11,498	(503)	(577)	536	424	(1,039)	(1,001)
Reinsurance recoverables	3,416	3,584	115	141	115	141	—	—
Other policyholder funds and benefits payable	12,228	13,164	(171)	(274)	—	—	(171)	(274)
Total derivatives	$38,579	$41,099	$(421)	$(475)	$796	$890	$(1,217)	$(1,365)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral Received [3] Pledged [2]	Financial Collateral Received [4]	Net Amount
As of June 30, 2017
Other investments	$681	$608	$138	$(65)	$39	$34
Other liabilities	(1,046)	(324)	(503)	(219)	(721)	—
As of December 31, 2016
Other investments	$749	$588	$235	$(74)	$101	$60
Other liabilities	(1,091)	(396)	(577)	(118)	(655)	(40)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest rate swaps	$4	$11	$—	$45
Foreign currency swaps	3	—	4	1
Total	$7	$11	$4	$46

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships
		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Interest rate swaps	Net realized capital gains (losses)	$(1)	$—	$(1)	$—
Interest rate swaps	Net investment income	6	7	13	12
Foreign currency swaps	Net realized capital gains (losses)	5	(2)	6	2
Total		$10	$5	$18	$14
During the three and six months ended June 30, 2017, and June 30, 2016, the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of June 30, 2017, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $8. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and six months ended June 30, 2017, and June 30, 2016, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For three and six months ended June 30, 2017, the Company did not hold any fair value hedges. For the three and six months ended ended June 30, 2016, the Company recognized in income immaterial gains and (losses) for the ineffective portion of fair value hedges related to the derivative instrument and the hedged item.

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

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Variable annuity hedge program
GMWB product derivatives	$39	$(30)	$140	$(109)
GMWB reinsurance contracts	(6)	1	(24)	13
GMWB hedging instruments	(13)	32	(78)	82
Macro hedge program	(38)	(20)	(124)	(34)
Total variable annuity hedge program	(18)	(17)	(86)	(48)
Foreign exchange contracts
Foreign currency swaps and forwards	1	2	(3)	—
Fixed payout annuity hedge	(10)	60	11	96
Total foreign exchange contracts	(9)	62	8	96
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	6	2	8	(8)
Credit contracts
Credit derivatives that purchase credit protection	18	(1)	12	(3)
Credit derivatives that assume credit risk	(16)	3	(9)	1
Equity contracts
Equity index swaps and options	(5)	(2)	(4)	28
Other
Modified coinsurance reinsurance contracts	(8)	(25)	(10)	(47)
Total other non-qualifying derivatives	(5)	(23)	(3)	(29)
Total [1]	$(32)	$22	$(81)	$19

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Credit Derivatives by Type
As of June 30, 2017
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$117	$2	4 years	Corporate Credit/ Foreign Gov.	A-	$15	$—
Below investment grade risk exposure	43	—	1 year	Corporate Credit	B-	43	—
Basket credit default swaps [4]
Investment grade risk exposure	419	1	3 years	Corporate Credit	BBB+	169	(1)
Below investment grade risk exposure	22	2	4 years	Corporate Credit	B+	22	—
Investment grade risk exposure	76	(1)	4 years	CMBS Credit	AA	29	1
Below investment grade risk exposure	46	(7)	Less than 1 Year	CMBS Credit	CCC+	46	7
Total [5]	$723	$(3)				$324	$7

As of December 31, 2016
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$88	$—	3 years	Corporate Credit/ Foreign Gov.	A	$45	$—
Below investment grade risk exposure	43	—	1 year	Corporate Credit	B-	43	—
Basket credit default swaps [4]
Investment grade risk exposure	493	5	3 years	Corporate Credit	BBB+	225	(1)
Below investment grade risk exposure	22	2	4 years	Corporate Credit	B	22	(2)
Investment grade risk exposure	158	(2)	2 years	CMBS Credit	AA+	111	1
Below investment grade risk exposure	57	(13)	1 year	CMBS Credit	CCC	57	13
Embedded credit derivatives
Investment grade risk exposure	100	100	Less than 1 year	Corporate Credit	A+	—	—
Total [5]	$961	$92				$503	$11

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

[4]
Includes $1.8 billion as of June 30, 2017 and December 31, 2016 of notional amount on swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2017, and December 31, 2016, the Company pledged cash collateral associated with derivative instruments with a fair value of $19 and $134, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $778 and $830, respectively, as of June 30, 2017 and December 31, 2016, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of June 30, 2017, and December 31, 2016 the Company accepted cash collateral associated with derivative instruments of $408 and $333, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of June 30, 2017, and December 31, 2016, with a fair value of $45 and $107, respectively, of which the Company has the ability to sell or repledge $18 and $81, respectively. As of June 30, 2017, and December 31, 2016, the Company had no repledged securities and did not sell any securities. In addition, as of June 30, 2017, and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.
5. Deferred Policy Acquisition Costs

Changes in the DAC Balance
	Six months ended June 30,
	2017	2016
Balance, beginning of period	$463	$542
Deferred costs	1	4
Amortization — DAC	(28)	(20)
Amortization — Unlock benefit, pre-tax	10	1
Adjustments to unrealized gains and losses on securities AFS and other	(14)	(101)
Balance, end of period	$432	$426

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reserves for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,587	$14,000
Incurred [3]	33	149	355	537
Paid	(52)	—	(392)	(444)
Change in unrealized investment gains and losses	—	—	98	98
Liability balance as of June 30, 2017	$767	$2,776	$10,648	$14,191
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,697	$4,756
Incurred [3]	22	149	27	198
Paid	(43)	—	(27)	(70)
Reinsurance recoverable asset, as of June 30, 2017	$411	$2,776	$1,697	$4,884

	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2016	$863	$2,313	$10,674	$13,850
Incurred [3]	41	158	371	570
Paid	(66)	—	(386)	(452)
Change in unrealized investment gains and losses	—	—	423	423
Liability balance as of June 30, 2016	$838	$2,471	$11,082	$14,391
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313	$1,823	$4,659
Incurred [3]	32	158	35	225
Paid	(51)	—	(32)	(83)
Reinsurance recoverable asset, as of June 30, 2016	$504	$2,471	$1,826	$4,801

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of June 30, 2017
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$13,641	$2,109	$316	71
With 5% rollup [2]	1,155	154	49	71
With Earnings Protection Benefit Rider (“EPB”) [3]	3,465	504	79	71
With 5% rollup & EPB	475	104	23	73
Total MAV	18,736	2,871	467
Asset Protection Benefit (APB) [4]	10,243	114	76	70
Lifetime Income Benefit (LIB) – Death Benefit [5]	459	5	5	70
Reset [6] (5-7 years)	2,437	7	6	70
Return of Premium [7] /Other	8,793	59	56	71
Subtotal Variable Annuity with GMDB/GMWB [10]	40,668	$3,056	$610	71
Less: General Account Value with GMDB/GMWB	3,686
Subtotal Separate Account Liabilities with GMDB	36,982
Separate Account Liabilities without GMDB	79,764
Total Separate Account Liabilities	$116,746

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[9]
NAR is defined as the guaranteed minimum death benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.3 billion of total account value and weighted average attained age of 73 years. There is no NAR or retained NAR related to these contracts. Includes $1.6 billion of account value for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
Asset type	As of June 30, 2017	As of December 31, 2016
Equity securities (including mutual funds)	$34,135	$33,880
Cash and cash equivalents	2,847	3,045
Total	$36,982	$36,925
As of June 30, 2017 and December 31, 2016, approximately 15% and 16%, respectively, of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 85% and 84%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax provision at the U.S. federal statutory rate	$51	$52	$81	$55
Dividends-received deduction ("DRD")	(18)	(21)	(36)	(41)
Foreign related investments	(2)	(1)	(3)	(3)
Other	2	—	2	—
Provision for income taxes	$33	$30	$44	$11
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of June 30, 2017 and December 31, 2016, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,190 and $3,301, respectively. If unutilized, $3,187 of the losses will expire from 2023 to 2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
Most of the net operating loss carryover originated from the Company's U.S. annuity business, including from the hedging program. Given the continued run off of the U.S. fixed and variable annuity business, the exposure to taxable losses is significantly lessened. Accordingly, given the expected future consolidated group earnings, the Company believes sufficient taxable income will be generated in the future to utilize its net operating loss carryover. Although the Company believes there will be sufficient future taxable income to fully recover the remainder of the net operating loss carryover, the Company's estimate of the likely realization may change over time.
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of June 30, 2017 and December 31, 2016, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $247 and $232 and foreign tax credit carryover of $28 and $40, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2021 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2017, is $717. For this $717 the legal entities have posted collateral of $781 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2017, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Transactions with Affiliates

Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc. ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions, and employee costs. In addition, the Company has issued structured settlement contracts to fund claims settlements of property casualty insurance companies and self-insured entities. In many cases, the structured settlement contracts are to fund claim settlements of the Company's affiliated property and casualty companies whereby these property and casualty companies transferred funds to another affiliate of the Company to purchase the contracts. As of June 30, 2017 and December 31, 2016, the Company had $53 of reserves for claim annuities purchased by affiliated entities. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $699 and $711 as of June 30, 2017 and December 31, 2016, respectively.
Substantially all general insurance expenses related to the Company are initially paid by The Hartford. Expenses are allocated to the Company using specific identification if available, or other applicable methods, that would include a blend of revenue, expense and capital.
The Company issued a guarantee to retirees and vested terminated employees of The Hartford Retirement Plan for U.S. Employees (the "Plan”) who retired or terminated prior to January 1, 2004 (the "Retirees"). The Plan is sponsored by The Hartford. The guarantee is a commitment to pay all accrued benefits which the Retiree or the Retiree’s designated beneficiary is entitled to receive under the Plan in the event the Plan assets are insufficient to fund those benefits and The Hartford is unable to provide sufficient assets to fund those benefits. In June 2017, The Hartford purchased a group annuity contract with The Prudential Insurance Company of America and settled a portion of The Hartford's benefit obligation, which included, among others, the Retirees. With the purchase of this group annuity contract, The Hartford has transferred its responsibility for the Retirees' pension benefits to The Prudential Insurance Company of America, thereby causing the Plan to have no further liability with respect to any and all of the benefits of the Retirees. Accordingly, the discharge of the underlying pension obligation has extinguished the Company's guarantee.
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of June 30, 2017 and December 31, 2016, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Ceded to Affiliates
The Company maintains a reinsurance agreement with HLA whereby the Company cedes both group life and group accident and health risk. Under this agreement, the Company ceded group life premium of $9 and $15 for the three and six months ended June 30, 2017 and $11 and $22 for the three and six months ended June 30, 2016, respectively. The Company ceded accident and health premiums to HLA of $18 and $36 for the three and six months ended June 30, 2017 and $26 an $52 for the three and six months ended June 30, 2016, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2017
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$737	$25	$(3)	$759
OCI before reclassifications	187	4	—	191
Amounts reclassified from AOCI	(25)	(6)	—	(31)
OCI, net of tax	162	(2)	—	160
Ending balance	$899	$23	$(3)	$919

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2017
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$693	$32	$(3)	$722
OCI before reclassifications	245	3	—	248
Amounts reclassified from AOCI	(39)	(12)	—	(51)
OCI, net of tax	206	(9)	—	197
Ending balance	$899	$23	$(3)	$919

Reclassifications from AOCI
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$39	$60	Net realized capital gains
	39	60	Income before income taxes
	14	21	Income tax expense
	25	39	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	(1)	(1)	Net realized capital losses
Interest rate swaps	6	13	Net investment income
Foreign currency swaps	5	6	Net realized capital gains
	10	18	Income before income taxes
	4	6	Income tax expense
	6	12	Net income
Total amounts reclassified from AOCI	$31	$51	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2016
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$765	$73	$(3)	$835
OCI before reclassifications	259	7	1	267
Amounts reclassified from AOCI	(31)	(3)	—	(34)
OCI, net of tax	228	4	1	233
Ending balance	$993	$77	$(2)	$1,068

Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2016
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$539	$57	$(3)	$593
OCI before reclassifications	468	29	1	498
Amounts reclassified from AOCI	(14)	(9)	—	(23)
OCI, net of tax	454	20	1	475
Ending balance	$993	$77	$(2)	$1,068

Reclassified from AOCI
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$47	$21	Net realized capital gains
	47	21	Income before income taxes
	16	7	Income tax expense
	31	14	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	—	—	Net realized capital gains (losses)
Interest rate swaps	7	12	Net investment income
Foreign currency swaps	(2)	2	Net realized capital gains (losses)
	5	14	Income before income taxes
	2	5	Income tax expense
	3	9	Net income
Total amounts reclassified from AOCI	$34	$23	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the periods ended June 30, 2017 compared with the comparable 2016 periods.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Fee income and other	$225	$246	(9%)	$446	$500	(11%)
Earned premiums	34	28	21%	70	56	25%
Net investment income	318	345	(8%)	634	667	(5%)
Net realized capital gains (losses)	18	3	NM	(28)	(114)	75%
Total revenues	595	622	(4%)	1,122	1,109	1%
Benefits, losses and loss adjustment expenses	342	342	—%	672	691	(3%)
Amortization of deferred policy acquisition costs ("DAC")	10	8	25%	18	19	(5%)
Insurance operating costs and other expenses	98	124	(21%)	201	241	(17%)
Dividends to policyholders	—	—	—%	—	1	(100%)
Total benefits, losses and expenses	450	474	(5%)	891	952	(6%)
Income before income taxes	145	148	(2%)	231	157	47%
Income tax expense	33	30	10%	44	11	NM
Net income	$112	$118	(5%)	$187	$146	28%
Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Net income decreased for the three months ended June 30, 2017, as compared to the prior year period, primarily due to lower fee income and net investment income, partially offset by higher earned premiums, lower interest credited and net realized capital gains and lower insurance operating costs and other expenses. Net income increased for the six months ended June 30, 2017, as compared to the prior year period, primarily due to higher earned premiums, lower net realized capital losses and lower total benefits, losses and insurance operating expenses, partially offset by lower fee income.
Fee income and insurance operating costs and other expenses decreased for the three and six months ended June 30, 2017, as compared to the prior year period, primarily due to the continued run off of the variable annuity block of business. Earned premiums increased for the three and six months ended June 30, 2017, as compared to the prior year period, primarily due to a higher level of annuitizations.
Benefits, losses and loss adjustment expenses decreased for the six months ended June 30, 2017, as compared to the prior year period, primarily due to lower death benefits and interest credited. For the three month period, the effect of higher death benefits was offset by favorable reserve development and lower interest credited.
The increase in DAC amortization for the three months ended June 30, 2017 was driven by lower actual and expected macro hedge losses. The decrease in DAC amortization for the six months ended June 30, 2017 was driven primarily by a higher favorable unlock. For further discussion of the unlock, see MD&A - Estimated Gross Profits.
Net investment income decreased for the three and six months ended June 30, 2017, as compared to the prior year period. The decrease for the three and six months ended June 30, 2017 was primarily due to lower asset levels and lower non-routine items, such as make-whole payments on fixed maturities and prepayment penalties on mortgage loans. For the six month period, the decrease was partially offset by higher income from limited partnerships and other alternative investments due to losses on hedge funds during the first half of 2016. For further discussion, see MD&A - Investments Results, Net Investment Income.
Net realized capital gains of $18, before tax, for the three months ended June 30, 2017, increased compared to net realized capital gains of $3, before tax, in the prior year period, primarily due to net gains on sales as a result of duration, liquidity and credit management within corporate, residential mortgage-backed securities and U.S. treasury securities. Net realized capital losses of $28, before tax, for the six months ended June 30, 2017, compared to net realized capital losses of $114, before tax, in the prior year period, primarily due to higher net gains on sales of securities and the effect of losses on non-qualifying and other derivatives in 2016, partially offset by higher macro hedge program losses in 2017. The higher net gains on sales were the result of duration, liquidity and credit management within corporate, residential mortgage-backed securities and U.S. treasury securities. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
The effective tax rate differs from the U.S. statutory rate of 35% in 2017 and 2016 primarily due to the separate account dividends received deduction. Income tax expense increased by $3 and $33, respectively for the three and six months ended June 30, 2017, as compared to the prior year period, primarily due to the effect of permanent items, including the dividends received deduction, and an increase in income before income taxes in the first half of 2017. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS

Net Investment Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$254	4.5%	$274	4.7%	$507	4.5%	$535	4.6%
Equity securities, AFS	3	2.8%	2	2.9%	3	2.0%	4	3.5%
Mortgage loans	30	4.4%	32	4.4%	62	4.5%	64	4.4%
Policy loans	20	5.7%	20	5.7%	39	5.4%	42	5.9%
Limited partnerships and other alternative investments	9	4.3%	13	4.6%	21	4.7%	12	2.1%
Other [3]	14		18		29		36
Investment expense	(12)		(14)		(27)		(26)
Total net investment income	318	4.4%	345	4.6%	634	4.4%	667	4.5%
Total net investment income excluding limited partnerships and other alternative investments	$309	4.4%	$332	4.6%	$613	4.4%	$655	4.6%

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
Three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016
Total net investment income decreased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to lower asset levels. Total net investment income decreased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to lower asset levels, partially offset by higher income from limited partnerships and other alternative investments due to losses on hedge funds during the first half of 2016.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.4% for the six months ended June 30, 2017, down from 4.6% for the six months ended June 30, 2016. Excluding non-routine items, which include make-whole payments on fixed maturities, income received from previously impaired securities, and prepayment penalties on mortgage loans, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.3% for the six months ended June 30, 2017, down from 4.4% for the six months ended June 30, 2016.
The average reinvestment rate for the six months ended June 30, 2017, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 3.7%, which was below the average yield of sales and maturities of 3.9% for the same period. For the six months ended June 30, 2017, the average reinvestment rate of 3.7% decreased slightly from 3.6% for the six months ended June 30, 2016.
We expect the annualized net investment income yield for the 2017 calendar year, excluding limited partnerships and other alternative investments, to be slightly below the portfolio yield earned in 2016. This assumes the Company earns less income in 2017 from make-whole payments on fixed maturities and prepayment penalties on mortgage loans than it did in 2016 and that reinvestment rates continue to be below the average yield of sales and maturities. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2017	2016	2017	2016
Gross gains on sales	$63	$61	$113	$91
Gross losses on sales	(11)	(13)	(40)	(60)
Net OTTI losses recognized in earnings	(13)	(1)	(13)	(11)
Valuation allowances on mortgage loans	2	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	20	3	38	(14)
Macro hedge program	(38)	(20)	(124)	(34)
Total results of variable annuity hedge program	(18)	(17)	(86)	(48)
Transactional foreign currency revaluation	4	(64)	(14)	(108)
Non-qualifying foreign currency derivatives	(9)	62	8	96
Other, net [1]	—	(25)	2	(74)
Net realized capital losses	$18	$3	$(28)	$(114)

[1]	Primarily consists of changes in value of non-qualifying derivatives including credit derivatives and interest rate derivatives used to manage duration.
Gross Gains and Losses on Sales

•
Gross gains and losses on sales for the three and six months ended June 30, 2017 were primarily the result of duration, liquidity and credit management within corporate, residential mortgage-backed securities ("RMBS") and U.S. treasury securities.

•
Gross gains and losses on sales for the three and six months ended June 30, 2016 were primarily due to gains on the sale of corporate securities and U.S. Treasuries. Gross losses on the sales for three and six months ended June 30, 2016 were primarily due to losses on the sale of corporate securities. The sales were primarily a result of duration, liquidity and credit management as well as tactical changes to the portfolio as a result of changing market conditions, including sales to reduce exposure to energy, emerging markets and other below investment grade corporate securities.

Variable Annuity Hedge Program

•
For the three and six months ended June 30, 2017, the net gain on the combined GMWB derivatives, net, which include the GMWB product, reinsurance and hedging derivatives, was primarily due to gains of $3 and $10, respectively, due to policyholder behavior, $4 and $8, respectively, due to outperformance of the underlying actively managed funds compared to their respective indices, and $8 and $8, respectively, due to liability/model assumption updates. Also included for the six months ended June 30, 2017, was a gain of $10 driven by a decline in equity market volatility.

•
For the three and six months ended June 30, 2017, the losses on the macro hedge program were primarily due to losses of $(21) and $(67), respectively, driven by an improvement in domestic equity markets and $(18) and $(36), respectively, driven by time decay on options. Also included for the six months ended June 30, 2017, was a loss of $(28) driven by a decline in equity market volatility.

•
For the six months ended June 30, 2016, the net loss related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to losses of $(15) driven by a increase in the U.S. equity markets.

•
For the three and six months ended June 30, 2016, the losses on the macro hedge program were primarily due to losses of $(22) and $(33), respectively, driven by an increase in equity markets and losses of $(11)and $(21), respectively, driven by time decay on options, partially offset by gains of $5 and $20, respectively, driven by a decline in interest rates and gains of $9 and $4, respectively, driven by an increase in equity volatility.

Other, Net

•
Other, net gains for the six months ended June 30, 2017 were primarily related to gains of $7 on interest rate derivatives used to manage duration, partially by losses of $(10) associated with modified coinsurance reinsurance contracts driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

•
Other, net losses for the three and six months ended June 30, 2016 were primarily due to losses of $(25) and $(47), respectively, associated with modified coinsurance reinsurance contracts driven by a decline in interest rates and credit spread tightening. Also included for the six months ended June 30, 2016 were losses of $(13) on equity derivatives which were hedging against a decline in the equity market on the investment portfolio and losses of $(8) on interest derivatives driven by a decline in interest rates.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2016 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2017.
Estimated Gross Profits
Estimated gross profits ("EGPs") are used in the valuation and amortization of the DAC asset. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

Significant EGP-based Balances
	As of June 30, 2017	As of December 31, 2016
DAC [1]	$432	$463
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$356	$354

[1]	For additional information on DAC, see Note 5 - Deferred Policy Acquisition Costs of Notes to Condensed Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 6 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Benefit to Income, Net of Tax, as a Result of Unlock
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
DAC	$4	$4	$9	$1
Death and Other Insurance Benefit Reserves	10	7	15	18
Total (pre-tax)	14	11	24	19
Income tax effect	4	4	8	7
Total (after-tax)	$10	$7	$16	$12
The Unlock benefit, after-tax for the three and six months ended June 30, 2017 was primarily due to separate accounts returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.
The Unlock benefit, after-tax, for the three and six months ended June 30, 2016 was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.
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
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term rate of return is 8.3%. The annual return assumed over the next five years of approximately 0.5% was calculated based on the return needed over that period to produce an 8.3% return since March of 2009, the date the Company adopted the RTM estimation technique to project future separate account returns. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 50% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 34% as of June 30, 2017. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the financial resources of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of June 30, 2017, there were no amounts outstanding or borrowed by the Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2017, is $717. For this $717, the legal entities have posted collateral of $781 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2017, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $32 billion of cash and total general account invested assets, which includes the following fixed maturity securities and short-term investments to meet liquidity needs.

As of June 30, 2017
Fixed maturities	$24,172
Short-term investments	2,014
Cash	261
Less: Derivative collateral	1,186
Total	$25,261
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $1.1 billion in qualifying assets to secure FHLBB advances for 2017. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of June 30, 2017, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of June 30, 2017
Total Contractholder obligations	$160,838
Less: Separate account assets [1]	116,746
General account contractholder obligations	$44,092
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$18,734
Fixed MVA annuities [3]	4,912
Other [4]	20,446
General account contractholder obligations	$44,092

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
The Company anticipates paying an additional $300 dividend to its parent during 2017.

Cash Flows

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$525	$315
Net cash provided (used) by investing activities	$(316)	$542
Net cash used for financing activities	$(502)	$(881)
Cash – end of period	$261	$282
Net cash provided by operating activities increased in 2017 as compared to 2016 primarily due to an increase in income tax refunds received and lower insurance operating costs paid, partially offset by a decrease in fee income and investment income received.
Net cash used by investing activities in 2017 primarily relates to net payments for short-term investments of $642 and net payments for derivatives of $39, offset by net proceeds from available-for-sale securities of $347. Net cash provided by investing activities in 2016 primarily relates to net proceeds from available-for-sale securities of $489 and net proceeds from derivatives of $190, partially offset by net payments for short-term investments of $328.
Net cash used for financing activities in 2017 relates to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $571. Net cash used for financing activities in 2016 relates to the return of capital to the parent of approximately $505 and net net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $407.
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

Insurance Financial Strength Ratings as of July 25, 2017
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
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $4.3 billion as of June 30, 2017 and $4.4 billion as of December 31, 2016, respectively. The statutory capital amount as of December 31, 2016 is based on actual statutory filings with the applicable regulatory authorities. The statutory capital amount as of June 30, 2017, is an estimate, as the second quarter 2017 statutory filings have not yet been made.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2016 Form 10-K Annual Report is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2017.
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
Item 6. EXHIBITS

See Exhibits Index on page	64

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
July 28, 2017

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017
EXHIBITS INDEX

Exhibit No.

3.01
Restated Certificate of Incorporation of Hartford Life Insurance Company (the “Company”), effective April 2, 1982, as amended by Amendment No. 1, effective August 3, 1984, as amended by Amendment No. 2 effective December 31, 1996, as amended by Amendment No. 3, effective July 25, 2000 (incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-K for the fiscal year ended December 31, 2004)

3.02
Amended and Restated By-Laws of Hartford Life Insurance Company, effective March 15, 2013, (incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

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