Form 10-Q
period 2017-09-30
HARTFORD LIFE INSURANCE CO
filed 2017-10-27
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 27, 2017, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and statements of changes in stockholder's equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 27, 2017

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2017	2016	2017	2016
	(Unaudited)
Revenues
Fee income and other	$215	$246	$661	$746
Earned premiums	27	124	97	180
Net investment income	324	363	958	1,030
Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(2)	(12)	(16)	(24)
OTTI losses recognized in other comprehensive income ("OCI")	1	—	2	1
Net OTTI losses recognized in earnings	(1)	(12)	(14)	(23)
Other net realized capital losses	(32)	(19)	(47)	(122)
Total net realized capital losses	(33)	(31)	(61)	(145)
Total revenues	533	702	1,655	1,811
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	352	405	1,024	1,096
Amortization of deferred policy acquisition costs ("DAC")	7	81	25	100
Insurance operating costs and other expenses	103	124	304	365
Dividends to policyholders	—	—	—	1
Total benefits, losses and expenses	462	610	1,353	1,562
Income before income taxes	71	92	302	249
Income tax expense (benefit)	(12)	13	32	24
Net income	$83	$79	$270	$225
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
	(Unaudited)
Net income	$83	$79	$270	$225
Other comprehensive income (loss):
Changes in net unrealized gain on securities	32	137	238	591
Changes in net gain on cash-flow hedging instruments	(7)	(14)	(16)	6
Changes in foreign currency translation adjustments	—	—	—	1
OCI, net of tax	25	123	222	598
Comprehensive income	$108	$202	$492	$823
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $21,821 and $22,507)	$23,643	$23,819
Fixed maturities, at fair value using the fair value option	36	82
Equity securities, available-for-sale, at fair value (cost of $139 and $142)	153	152
Mortgage loans (net of allowance for loan losses of $1 and $19)	2,880	2,811
Policy loans, at outstanding balance	1,417	1,442
Limited partnerships and other alternative investments	964	930
Other investments	254	293
Short-term investments	1,400	1,349
Total investments	30,747	30,878
Cash	239	554
Premiums receivable and agents’ balances	15	18
Reinsurance recoverables	20,721	20,725
Deferred policy acquisition costs	426	463
Deferred income taxes, net	1,193	1,437
Other assets	838	606
Separate account assets	115,626	115,665
Total assets	$169,805	$170,346
Liabilities
Reserve for future policy benefits	$14,280	$14,000
Other policyholder funds and benefits payable	29,576	30,588
Other liabilities	2,608	2,272
Separate account liabilities	115,626	115,665
Total liabilities	162,090	162,525
Commitments and Contingencies (Note 8)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	4,337	4,935
Accumulated other comprehensive income, net of tax	944	722
Retained earnings	2,428	2,158
Total stockholder's equity	7,715	7,821
Total liabilities and stockholder's equity	$169,805	$170,346
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

	Nine Months Ended September 30,
(In millions, except for share data)	2017	2016
	(Unaudited)
Common Stock	$6	$6
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,935	5,687
Return of capital to parent	(598)	(755)
Additional Paid-in Capital, end of period	4,337	4,932
Retained Earnings
Retained Earnings, beginning of period	2,158	1,876
Net income	270	225
Retained Earnings, end of period	2,428	2,101
Accumulated Other Comprehensive Income, net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	722	593
Total other comprehensive income	222	598
Accumulated Other Comprehensive Income, net of tax, end of period	944	1,191
Total Stockholders’ Equity	$7,715	$8,230
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2017	2016
Operating Activities	(Unaudited)
Net income	$270	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	61	145
Amortization of deferred policy acquisition costs	25	100
Additions to deferred policy acquisition costs	(2)	(7)
Depreciation and amortization	27	4
Other operating activities, net	132	10
Change in assets and liabilities:
Decrease in reinsurance recoverables	75	45
(Decrease) increase in deferred and accrued income taxes	(36)	45
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	141	128
Net changes in other assets and other liabilities	(81)	(135)
Net cash provided by operating activities	612	560
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	7,619	7,079
Fixed maturities, fair value option	46	38
Equity securities, available-for-sale	178	287
Mortgage loans	314	142
Partnerships	81	335
Payments for the purchase of:
Fixed maturities, available-for-sale	(7,106)	(6,561)
Fixed maturities, fair value option	—	(29)
Equity securities, available-for-sale	(182)	(44)
Mortgage loans	(389)	(77)
Partnerships	(163)	(114)
Net (payments for) proceeds from derivatives	(98)	54
Net increase in policy loans	27	14
Net additions to property and equipment	(15)	—
Net payments for short-term investments	(59)	(195)
Other investing activities, net	13	38
Net cash provided by investing activities	266	967
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,586	3,371
Withdrawals and other deductions from investment and universal life-type contracts	(10,580)	(11,717)
Net transfers from separate accounts related to investment and universal life-type contracts	6,080	7,722
Net increase (decrease) in securities loaned or sold under agreements to repurchase	331	(14)
Return of capital to parent	(598)	(755)
Net repayments at maturity or settlement of consumer notes	(12)	(14)
Net cash used for financing activities	(1,193)	(1,407)
Foreign exchange rate effect on cash	—	1
Net (decrease) increase in cash	(315)	121
Cash — beginning of period	554	305
Cash — end of period	$239	$426
Supplemental Disclosure of Cash Flow Information:
Income tax refunds received	$24	$17
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
During the first nine months of 2017, the Company paid dividends of $600 to its parent.
The Company has ceded reinsurance in connection with the previous sales of its Retirement Plans and Individual Life businesses to Massachusetts Mutual Life Insurance Company ("MassMutual") and The Prudential Insurance Company of America ("Prudential"), respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. As of September 30, 2017, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholder's equity.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Future Adoption of New Accounting Standards
Hedging Activities
In August 2017, the FASB issued updated guidance on hedge accounting. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. For cash flow hedges, the ineffectiveness will be recognized in earnings only when the hedged transaction affects earnings; otherwise, the ineffectiveness gains or losses will remain in accumulated other comprehensive income (AOCI). Under current accounting, total hedge ineffectiveness is reported separately in realized gains and losses apart from the hedged transaction. The updated guidance is effective January 1, 2019 through a cumulative effect adjustment that will reclassify cumulative ineffectiveness on open cash flow hedges from retained earnings to AOCI. Early adoption is permitted as of the beginning of a year. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s financial statements.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$955	$—	$925	$30
Collateralized debt obligations ("CDOs")	993	—	901	92
Commercial mortgage-backed securities ("CMBS")	2,151	—	2,119	32
Corporate	14,374	—	13,868	506
Foreign government/government agencies	381	—	373	8
Municipal	1,232	—	1,162	70
Residential mortgage-backed securities ("RMBS")	1,615	—	920	695
U.S. Treasuries	1,942	122	1,820	—
Total fixed maturities	23,643	122	22,088	1,433
Fixed maturities, FVO	36	—	36	—
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	153	20	89	44
Derivative assets
Credit derivatives	1	—	1	—
Foreign exchange derivatives	(2)	—	(2)	—
Interest rate derivatives	1	—	1	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	39	—	(1)	40
Macro hedge program	158	—	—	158
Total derivative assets [2]	197	—	(1)	198
Short-term investments	1,400	855	545	—
Reinsurance recoverable for GMWB	51	—	—	51
Modified coinsurance reinsurance contracts	57	—	57	—
Separate account assets [3]	113,197	74,053	38,019	226
Total assets accounted for at fair value on a recurring basis	$138,745	$75,061	$60,833	$1,952
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable (GMWB embedded derivative)	$(93)	$—	$—	$(93)
Derivative liabilities
Foreign exchange derivatives	(264)	—	(264)	—
Interest rate derivatives	(387)	—	(358)	(29)
GMWB hedging instruments	26	—	42	(16)
Macro hedge program	8	—	(17)	25
Total derivative liabilities [4]	(617)	—	(597)	(20)
Total liabilities accounted for at fair value on a recurring basis	$(710)	$—	$(597)	$(113)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

[3]
Approximately $2.4 billion and $4.0 billion of investment sales receivable, as of September 30, 2017 and December 31, 2016, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $899 and $1.0 billion of investments, as of September 30, 2017 and December 31, 2016, respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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
Valuation Controls
The fair value process for investments is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The purpose of the committee is to oversee the pricing policy and procedures, as well as to approve changes to valuation methodologies and pricing sources. Controls and procedures used to assess third-party pricing services are reviewed by the Valuation Committee, including the results of annual due-diligence reviews.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of September 30, 2017
CMBS [3]	$15	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	489bps	Decrease
Corporate [4]	$260	Discounted cash flows	Spread	102bps	940bps	300bps	Decrease
Municipal [3]	$53	Discounted cash flows	Spread	184bps	239bps	198bps	Decrease
RMBS [3]	$695	Discounted cash flows	Spread	26bps	501bps	77bps	Decrease
			Constant prepayment rate	—%	12%	5%	Decrease [5]
			Constant default rate	2%	7%	4%	Decrease
			Loss severity	—%	100%	68%	Decrease
As of December 31, 2016
CMBS [3]	$9	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10bps	1,273bps	249bps	Decrease
Corporate [4]	$265	Discounted cash flows	Spread	122bps	1,021bps	373bps	Decrease
Municipal [3]	$56	Discounted cash flows	Spread	135bps	286bps	195bps	Decrease
RMBS [3]	$704	Discounted cash flows	Spread	16bps	1,830bps	189bps	Decrease
			Constant prepayment rate	—%	20%	4%	Decrease [5]
			Constant default rate	1%	10%	5%	Decrease
			Loss severity	—%	100%	75%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of September 30, 2017
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	2%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(40)	Option model	Equity volatility	12%	19%	Increase
Equity options	$2	Option model	Equity volatility	27%	27%	Increase
Customized swaps	$62	Discounted cash flows	Equity volatility	7%	30%	Increase
Macro hedge program [2]
Equity options	$190	Option model	Equity volatility	15%	30%	Increase
As of December 31, 2016
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(36)	Option model	Equity volatility	20%	23%	Increase
Equity options	$17	Option model	Equity volatility	27%	30%	Increase
Customized swaps	$100	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program
Equity options	$188	Option model	Equity volatility	17%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations.
The tables above exclude the portion of ABS, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three and nine months ended September 30, 2017, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $163 and $657, for the three and nine months ended September 30, 2017 and $299 and $465 for the three and nine months ended September 30, 2016, respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the three and nine months ended September 30, 2017 and 2016, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three and nine months ended September 30, 2017 and 2016, for the transfers into and out of Level 3.

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
As of September 30, 2017
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	7%	30%	Increase
As of December 31, 2016
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	12%	30%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 45% and 39% were subject to significant liquidation restrictions as of September 30, 2017 and December 31, 2016, respectively. Total limited partnerships that do not allow any form of redemption were 16% and 11% as of September 30, 2017 and December 31, 2016, respectively. Separate account assets classified as Level 3 primarily include subprime RMBS and commercial mortgage loans.
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

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of September 30, 2017
Assets
Fixed Maturities, AFS
ABS	$33	$—	$—	$—	$(3)	$—	$3	$(3)	$30
CDOs	136	—	(1)	20	—	—	—	(63)	92
CMBS	33	—	—	—	(1)	—	—	—	32
Corporate	608	(1)	3	6	2	(16)	—	(96)	506
Foreign Govt./Govt. Agencies	7	—	—	2	—	—	—	(1)	8
Municipal	70	—	—	—	—	—	—	—	70
RMBS	739	—	10	1	(47)	—	—	(8)	695
Total Fixed Maturities, AFS	1,626	(1)	12	29	(49)	(16)	3	(171)	1,433
Equity Securities, AFS	43	—	(2)	3	—	—	—	—	44
Freestanding Derivatives
Interest rate	(29)	—	—	—	—	—	—	—	(29)
GMWB hedging instruments	40	(16)	—	—	—	—	—	—	24
Macro hedge program	160	14	—	9	—	—	—	—	183
Total Freestanding Derivatives [5]	171	(2)	—	9	—	—	—	—	178
Reinsurance Recoverable for GMWB	57	(9)	—	—	3	—	—	—	51
Separate Accounts	192	—	3	37	(1)	(2)	—	(3)	226
Total Assets	$2,089	$(12)	$13	$78	$(47)	$(18)	$3	$(174)	$1,932
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(134)	$58	$—	$—	$(17)	$—	$—	$—	$(93)
Equity Linked Notes	(37)	—	—	—	37	—	—	—	—
Total Other Policyholder Funds and Benefits Payable	(171)	58	—	—	20	—	—	—	(93)
Total Liabilities	$(171)	$58	$—	$—	$20	$—	$—	$—	$(93)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of September 30, 2017
Assets
Fixed Maturities, AFS
ABS	$37	$—	$—	$14	$(6)	$—	$6	$(21)	$30
CDOs	260	—	(2)	134	(107)	—	—	(193)	92
CMBS	21	—	1	33	(3)	—	—	(20)	32
Corporate	566	(8)	22	88	3	(89)	57	(133)	506
Foreign Govt./Govt. Agencies	17	—	1	3	(2)	—	—	(11)	8
Municipal	72	—	3	—	—	(5)	—	—	70
RMBS	711	—	21	107	(136)	—	—	(8)	695
Total Fixed Maturities, AFS	1,684	(8)	46	379	(251)	(94)	63	(386)	1,433
Equity Securities, AFS	44	—	(5)	5	—	—	—	—	44
Freestanding Derivatives
Interest rate	(30)	1	—	—	—	—	—	—	(29)
GMWB hedging instruments	81	(57)	—	—	—	—	—	—	24
Macro hedge program	167	7	—	9	—	—	—	—	183
Total Freestanding Derivatives [5]	218	(49)	—	9	—	—	—	—	178
Reinsurance Recoverable for GMWB	73	(33)	—	—	11	—	—	—	51
Separate Accounts	201	3	5	148	(7)	(45)	10	(89)	226
Total Assets	$2,220	$(87)	$46	$541	$(247)	$(139)	$73	$(475)	$1,932
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(241)	$197	$—	$—	$(49)	$—	$—	$—	$(93)
Equity Linked Notes	(33)	(4)	—	—	37	—	—	—	—
Total Other Policyholder Funds and Benefits Payable	(274)	193	—	—	(12)	—	—	—	(93)
Total Liabilities	$(274)	$193	$—	$—	$(12)	$—	$—	$—	$(93)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended September 30, 2016
		Total realized/unrealized gains (losses)
	Fair value as of June 30, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of September 30, 2016
Assets
Fixed Maturities, AFS
ABS	$7	$—	$—	$17	$(1)	$(2)	$—	$(1)	$20
CDOs	266	—	(2)	—	(8)	—	—	—	256
CMBS	15	—	—	14	(3)	—	—	(3)	23
Corporate	717	(11)	25	22	4	(20)	56	(158)	635
Foreign Govt./Govt. Agencies	18	—	1	5	(1)	(3)	—	—	20
Municipal	73	—	2	4	—	—	—	—	79
RMBS	690	—	5	93	(37)	(8)	—	—	743
Total Fixed Maturities, AFS	1,786	(11)	31	155	(46)	(33)	56	(162)	1,776
Fixed Maturities, FVO									—
Equity Securities, AFS	42	(1)	—	2	—	—	—	—	43
Freestanding Derivatives
Equity	1	(1)	—	—	—	—	—	—	—
Interest rate	(34)	—	—	—	—	—	—	—	(34)
GMWB hedging instruments	165	(34)	—	—	—	—	—	—	131
Macro hedge program	141	(32)	—	63	(4)	—	—	—	168
Total Freestanding Derivatives [5]	273	(67)	—	63	(4)	—	—	—	265
Reinsurance Recoverable for GMWB	106	(12)	—	—	4	—	—	—	98
Separate Accounts	171	1	(1)	165	(3)	(11)	10	(7)	325
Total Assets	$2,378	$(90)	$30	$385	$(49)	$(44)	$66	$(169)	$2,507
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(412)	$81	$—	$—	$(17)	$—	$—	$—	$(348)
Equity Linked Notes	(28)	(3)	—	—	—	—	—	—	(31)
Total Other Policyholder Funds and Benefits Payable	(440)	78	—	—	(17)	—	—	—	(379)
Total Liabilities	$(440)	$78	$—	$—	$(17)	$—	$—	$—	$(379)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Nine Months Ended September 30, 2016
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2016	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of September 30, 2016
Assets
Fixed Maturities, AFS
ABS	$5	$—	$—	$17	$(1)	$(2)	$5	$(4)	$20
CDOs	330	(1)	(6)	—	(67)	—	—	—	256
CMBS	62	—	(1)	33	(11)	(2)	—	(58)	23
Corporate	534	(18)	29	56	(41)	(55)	363	(233)	635
Foreign Govt./Govt. Agencies	17	—	3	8	(3)	(5)	—	—	20
Municipal	49	—	6	16	—	—	8	—	79
RMBS	628	—	3	241	(113)	(8)	2	(10)	743
Total Fixed Maturities, AFS	1,625	(19)	34	371	(236)	(72)	378	(305)	1,776
Fixed Maturities, FVO	2	—	—	1	—	(1)	—	(2)	—
Equity Securities, AFS	38	(1)	4	4	—	(2)	—	—	43
Freestanding Derivatives
Equity	—	(8)	—	8	—	—	—	—	—
Interest rate	(29)	(5)	—	—	—	—	—	—	(34)
GMWB hedging instruments	135	(10)	—	—	—	—	—	6	131
Macro hedge program	147	(36)	—	63	(6)	—	—	—	168
Total Freestanding Derivatives [5]	253	(59)	—	71	(6)	—	—	6	265
Reinsurance Recoverable for GMWB	83	4	—	—	11	—	—	—	98
Separate Accounts	139	1	5	226	(12)	(27)	16	(23)	325
Total Assets	$2,140	$(74)	$43	$673	$(243)	$(102)	$394	$(324)	$2,507
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(262)	$(36)	$—	$—	$(50)	$—	$—	$—	$(348)
Equity Linked Notes	(26)	(5)	—	—	—	—	—	—	(31)
Total Other Policyholder Funds and Benefits Payable	(288)	(41)	—	—	(50)	—	—	—	(379)
Total Liabilities	$(288)	$(41)	$—	$—	$(50)	$—	$—	$—	$(379)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three months ended September 30,		Nine months ended September 30,
	2017 [1][2]	2016 [1][2]	2017 [1][2]	2016 [1][2]
Assets
Fixed Maturities, AFS
Corporate	$(1)	$(11)	$(13)	$(12)
Total Fixed Maturities, AFS	(1)	(11)	(13)	(12)
Freestanding Derivatives
Interest Rate	—	—	—	(5)
GMWB hedging instruments	(16)	(34)	(57)	(2)
Macro hedge program	14	(34)	8	(31)
Total Freestanding Derivatives	(2)	(68)	(49)	(38)
Reinsurance Recoverable for GMWB	(9)	(12)	(33)	4
Separate Accounts	—	—	1	—
Total Assets	$(12)	$(91)	$(94)	$(46)
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$58	$81	$197	$(36)
Equity Linked Notes	—	(3)	(4)	(5)
Total Other Policyholder Funds and Benefits Payable	58	78	193	(41)
Total Liabilities	$58	$78	$193	$(41)

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
The Company also previously elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedged the risk associated with the investments. The swaps did not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps were recorded in net realized capital gains and losses. These equity securities were classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. Income earned from FVO securities was recorded in net investment income and changes in fair value were recorded in net realized capital gains and losses. The Company did not hold any of these equity securities as of September 30, 2017 or December 31, 2016.

Changes in Fair Value of Assets using Fair Value Option
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Assets
Fixed maturities, FVO
RMBS	$—	$1	$—	$3
Total fixed maturities, FVO	—	1	—	3
Equity, FVO	—	—	2	(34)
Total realized capital gains (losses)	$—	$1	$2	$(31)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value of Assets and Liabilities using the Fair Value Option
	September 30, 2017	December 31, 2016
Assets
Fixed maturities, FVO
RMBS	$36	$82
Total fixed maturities, FVO	$36	$82
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
	September 30, 2017
Assets
Policy loans	Level 3	$1,417	$1,417
Mortgage loans	Level 3	$2,880	$2,973
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,015	$6,211
Consumer notes [2] [3]	Level 3	$9	$9
Assumed investment contracts [3]	Level 3	$517	$540
	December 31, 2016
Assets
Policy loans	Level 3	$1,442	$1,442
Mortgage loans	Level 3	$2,811	$2,843
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,436	$6,626
Consumer notes [2] [3]	Level 3	$20	$20
Assumed investment contracts [3]	Level 3	$487	$526

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2017	2016	2017	2016
Gross gains on sales	$28	$47	$141	$138
Gross losses on sales	(7)	(6)	(47)	(66)
Net OTTI losses recognized in earnings	(1)	(12)	(14)	(23)
Valuation allowances on mortgage loans	—	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	15	6	53	(8)
Macro hedge program	(65)	(64)	(189)	(98)
Total results of variable annuity hedge program	(50)	(58)	(136)	(106)
Transactional foreign currency revaluation	3	(8)	(11)	(116)
Non-qualifying foreign currency derivatives	(4)	12	4	108
Other, net [1]	(2)	(6)	—	(80)
Net realized capital losses	$(33)	$(31)	$(61)	$(145)

[1]
Includes non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives, of $(4) and $(1), respectively, for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, the non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives, total $(7) and $(26), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $20 and $81 for the three and nine months ended September 30, 2017, respectively, and $28 and $49 for the three and nine months ended September 30, 2016, respectively. Proceeds from sales of AFS securities totaled $1.4 billion and $5.9 billion for three and nine months ended September 30, 2017, respectively, and $1.8 billion and $5.7 billion for the three and nine months ended September 30, 2016, respectively.
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

Impairments in Earnings by Type
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Credit impairments	$1	$11	$14	$20
Intent-to-sell impairments	—	—	—	1
Impairments on equity securities	—	1	—	2
Total impairments	$1	$12	$14	$23

Cumulative Credit Impairments
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2017	2016	2017	2016
Balance as of beginning of period	$(142)	$(181)	$(170)	$(211)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	(2)	(1)	(10)
Securities previously impaired	(1)	(9)	(13)	(10)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	2	11	35	37
Securities due to an increase in expected cash flows	5	3	13	16
Balance as of end of period	$(136)	$(178)	$(136)	$(178)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Available-for-Sale Securities

AFS Securities by Type
	September 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$959	$11	$(15)	$955	$—	$1,011	$9	$(27)	$993	$—
CDOs	977	17	(1)	993	—	893	49	(2)	940	—
CMBS	2,117	52	(18)	2,151	(1)	2,135	45	(34)	2,146	(1)
Corporate	12,984	1,422	(32)	14,374	—	13,677	1,111	(95)	14,693	—
Foreign govt./govt. agencies	354	29	(2)	381	—	337	18	(10)	345	—
Municipal	1,107	126	(1)	1,232	—	1,098	97	(6)	1,189	—
RMBS	1,564	52	(1)	1,615	—	1,742	34	(16)	1,760	—
U.S. Treasuries	1,759	187	(4)	1,942	—	1,614	153	(14)	1,753	—
Total fixed maturities, AFS	21,821	1,896	(74)	23,643	(1)	22,507	1,516	(204)	23,819	(1)
Equity securities, AFS	139	15	(1)	153	—	142	12	(2)	152	—
Total AFS securities	$21,960	$1,911	$(75)	$23,796	$(1)	$22,649	$1,528	$(206)	$23,971	$(1)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2017 and December 31, 2016.

Fixed maturities, AFS, by Contractual Maturity Year
	September 30, 2017		December 31, 2016
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$774	$781	$722	$727
Over one year through five years	3,995	4,111	4,184	4,301
Over five years through ten years	3,158	3,308	3,562	3,649
Over ten years	8,277	9,729	8,258	9,303
Subtotal	16,204	17,929	16,726	17,980
Mortgage-backed and asset-backed securities	5,617	5,714	5,781	5,839
Total fixed maturities, AFS	$21,821	$23,643	$22,507	$23,819
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
The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder's equity, other than the U.S. government and certain U.S. government agencies as of September 30, 2017 and December 31, 2016. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Consolidated Financial Statements in the Company’s 2016 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of September 30, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$146	$145	$(1)	$208	$194	$(14)	$354	$339	$(15)
CDOs	471	470	(1)	83	83	—	554	553	(1)
CMBS	698	688	(10)	146	138	(8)	844	826	(18)
Corporate	893	882	(11)	608	587	(21)	1,501	1,469	(32)
Foreign govt./govt. agencies	26	26	—	31	29	(2)	57	55	(2)
Municipal	45	45	—	10	9	(1)	55	54	(1)
RMBS	97	96	(1)	23	23	—	120	119	(1)
U.S. Treasuries	548	545	(3)	12	11	(1)	560	556	(4)
Total fixed maturities, AFS	2,924	2,897	(27)	1,121	1,074	(47)	4,045	3,971	(74)
Equity securities, AFS	5	4	(1)	3	3	—	8	7	(1)
Total securities in an unrealized loss position	$2,929	$2,901	$(28)	$1,124	$1,077	$(47)	$4,053	$3,978	$(75)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2016
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$249	$248	$(1)	$265	$239	$(26)	$514	$487	$(27)
CDOs	325	325	—	210	208	(2)	535	533	(2)
CMBS	1,058	1,030	(28)	139	133	(6)	1,197	1,163	(34)
Corporate	2,535	2,464	(71)	402	378	(24)	2,937	2,842	(95)
Foreign govt./govt. agencies	164	155	(9)	6	5	(1)	170	160	(10)
Municipal	166	160	(6)	—	—	—	166	160	(6)
RMBS	548	535	(13)	198	195	(3)	746	730	(16)
U.S. Treasuries	385	371	(14)	—	—	—	385	371	(14)
Total fixed maturities, AFS	5,430	5,288	(142)	1,220	1,158	(62)	6,650	6,446	(204)
Equity securities, AFS	59	57	(2)	5	5	—	64	62	(2)
Total securities in an unrealized loss position	$5,489	$5,345	$(144)	$1,225	$1,163	$(62)	$6,714	$6,508	$(206)
As of September 30, 2017, AFS securities in an unrealized loss position consisted of 1,158 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of September 30, 2017, 92% of these securities were depressed less than 20% of amortized cost. The decrease in unrealized losses during 2017 was primarily attributable to tighter credit spreads and a decrease in long-term interest rates.
Most of the securities depressed for twelve months or more primarily relate to corporate securities and student loan ABS. These investments were primarily depressed because the securities have floating-rate coupons and long-dated maturities, and current credit spreads are wider than when these securities were purchased. In addition, certain corporate securities are primarily depressed due to current spreads which are wider than market spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.

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
As of September 30, 2017, commercial mortgage loans had an amortized cost of $2.9 billion, with a valuation allowance of $1 and a carrying value of $2.9 billion. As of December 31, 2016, commercial mortgage loans had an amortized cost of $2.8 billion, with a valuation allowance of $19 and a carrying value of $2.8 billion. Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2017 and December 31, 2016, the carrying value of mortgage loans that had a valuation allowance was $18 and $31, respectively. There were no mortgage loans held-for-sale as of September 30, 2017 or December 31, 2016. As of September 30, 2017, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Valuation Allowance Activity
	Nine Months Ended September 30,
	2017	2016
Balance as of January 1	$(19)	$(19)
(Additions)/Reversals	(1)	—
Deductions	19	—
Balance as of September 30	$(1)	$(19)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 48% as of September 30, 2017, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of September 30, 2017, the Company held no delinquent commercial mortgage loans past due by 90 days or more. As of December 31, 2016, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income. Following the conclusion of the loan's foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during 2017.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Commercial Mortgage Loans Credit Quality
	September 30, 2017		December 31, 2016
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$6	1.36x	$20	0.59x
65% - 80%	41	2.31x	182	2.17x
Less than 65%	2,833	2.53x	2,609	2.61x
Total commercial mortgage loans	$2,880	2.52x	$2,811	2.55x

Mortgage Loans by Region
	September 30, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$53	1.8%	$54	1.9%
East South Central	14	0.5%	14	0.5%
Middle Atlantic	292	10.1%	237	8.4%
New England	92	3.2%	93	3.3%
Pacific	841	29.3%	814	29.0%
South Atlantic	616	21.4%	613	21.8%
West South Central	196	6.8%	128	4.6%
Other [1]	776	26.9%	858	30.5%
Total mortgage loans	$2,880	100.0%	$2,811	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type

	September 30, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$728	25.3%	$793	28.2%
Lodging	25	0.9%	25	0.9%
Multifamily	664	23.0%	535	19.0%
Office	683	23.7%	605	21.5%
Retail	578	20.1%	611	21.8%
Other	202	7.0%	242	8.6%
Total mortgage loans	$2,880	100.0%	$2,811	100.0%
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities.
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements. As of September 30, 2017 and December 31, 2016 the Company did not hold any VIEs for which it was the primary beneficiary.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. The Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2017 and December 31, 2016 is limited to the total carrying value of $860 and $859, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the Company has outstanding commitments totaling $505 and $497, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 3 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2016 Form 10-K Annual Report.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The agreements require additional collateral to be transferred to the Company when necessary and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing.

Securities Lending and Repurchase Agreements
	September 30, 2017	December 31, 2016
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$655	$435
Gross amount of associated liability for collateral received [1]	$671	$446

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$201	$118
Gross amount of collateral pledged related to repurchase agreements [2]	$204	$121

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $5 and $26 million which are excluded from the Company's Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of September 30, 2017 and December 31, 2016, the fair value of securities on deposit was $22 and $21, respectively.
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2017 and December 31, 2016, the notional amount of interest rate swaps in offsetting relationships was $2.7 billion.
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Customized swaps	$5,035	$5,191	$62	$100
Equity swaps, options, and futures	1,370	1,362	(41)	(27)
Interest rate swaps and futures	2,986	3,703	44	21
Total	$9,391	$10,256	$65	$94
Macro Hedge Program
The Company utilizes equity swaps, options, forwards and futures to provide partial protection against the statutory tail scenario risk arising from GMWB and the GMDB liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.
Modified Coinsurance Reinsurance Contracts
As of September 30, 2017, and December 31, 2016, the Company had approximately $882 and $875, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
Cash flow hedges
Interest rate swaps	$1,656	$1,794	$1	$7	$6	$9	$(5)	$(2)
Foreign currency swaps	178	164	(11)	(16)	6	10	(17)	(26)
Total cash flow hedges	1,834	1,958	(10)	(9)	12	19	(22)	(28)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	3,240	2,774	(387)	(411)	281	249	(668)	(660)
Foreign exchange contracts
Foreign currency swaps and forwards	37	382	—	36	—	36	—	—
Fixed payout annuity hedge	804	804	(255)	(263)	—	—	(255)	(263)
Credit contracts
Credit derivatives that purchase credit protection	85	131	(3)	(3)	—	—	(3)	(3)
Credit derivatives that assume credit risk [1]	377	458	2	4	8	5	(6)	(1)
Credit derivatives in offsetting positions	590	1,006	2	(1)	10	16	(8)	(17)
Equity contracts
Equity index swaps and options	—	100	—	—	—	33	—	(33)
Variable annuity hedge program
GMWB product derivatives [2]	11,797	13,114	(93)	(241)	—	—	(93)	(241)
GMWB reinsurance contracts	2,450	2,709	51	73	51	73	—	—
GMWB hedging instruments	9,391	10,256	65	94	130	190	(65)	(96)
Macro hedge program	8,157	6,532	166	178	192	201	(26)	(23)
Other
Modified coinsurance reinsurance contracts	882	875	57	68	57	68	—	—
Total non-qualifying strategies	37,810	39,141	(395)	(466)	729	871	(1,124)	(1,337)
Total cash flow hedges and non-qualifying strategies	$39,644	$41,099	$(405)	$(475)	$741	$890	$(1,146)	$(1,365)
Balance Sheet Location
Fixed maturities, available-for-sale	$35	$121	$—	$—	$—	$—	$—	$—
Other investments	11,614	12,732	197	235	258	325	(61)	(90)
Other liabilities	12,865	11,498	(617)	(577)	375	424	(992)	(1,001)
Reinsurance recoverables	3,333	3,584	108	141	108	141	—	—
Other policyholder funds and benefits payable	11,797	13,164	(93)	(274)	—	—	(93)	(274)
Total derivatives	$39,644	$41,099	$(405)	$(475)	$741	$890	$(1,146)	$(1,365)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral Received [3] Pledged [2]	Financial Collateral Received [4]	Net Amount
As of September 30, 2017
Other investments	$633	$551	$197	$(115)	$41	$41
Other liabilities	$(1,053)	$(265)	$(617)	$(171)	$(785)	$(3)
As of December 31, 2016
Other investments	$749	$588	$235	$(74)	$101	$60
Other liabilities	$(1,091)	$(396)	$(577)	$(118)	$(655)	$(40)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and amount presented is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest rate swaps	$(3)	$(16)	$(3)	$30
Foreign currency swaps	2	1	6	2
Total	$(1)	$(15)	$3	$32

Derivatives in Cash Flow Hedging Relationships
		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Interest rate swaps	Net realized capital gains (losses)	$—	$—	$(1)	$—
Interest rate swaps	Net investment income	7	6	20	19
Foreign currency swaps	Net realized capital gains (losses)	3	1	9	3
Total		$10	$7	$28	$22
During the three and nine months ended September 30, 2017, and September 30, 2016, the Company had no ineffectiveness recognized in income within net realized capital gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

As of September 30, 2017, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $11. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three and nine months ended September 30, 2017, and September 30, 2016, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For three and nine months ended September 30, 2017, the Company did not hold any fair value hedges. For the three and nine months ended ended September 30, 2016, the Company recognized in income immaterial gains and (losses) for the ineffective portion of fair value hedges related to the derivative instrument and the hedged item.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Variable annuity hedge program
GMWB product derivatives	$58	$87	$198	$(22)
GMWB reinsurance contracts	(9)	(15)	(33)	(2)
GMWB hedging instruments	(34)	(66)	(112)	16
Macro hedge program	(65)	(64)	(189)	(98)
Total variable annuity hedge program	(50)	(58)	(136)	(106)
Foreign exchange contracts
Foreign currency swaps and forwards	(1)	(1)	(4)	(5)
Fixed payout annuity hedge	(3)	13	8	109
Total foreign exchange contracts	(4)	12	4	104
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	(5)	(3)	3	(11)
Credit contracts
Credit derivatives that purchase credit protection	2	(4)	14	(7)
Credit derivatives that assume credit risk	(1)	9	(10)	10
Equity contracts
Equity index swaps and options	—	(2)	(4)	30
Other
Modified coinsurance reinsurance contracts	—	(1)	(10)	(48)
Total other non-qualifying derivatives	(4)	(1)	(7)	(26)
Total [1]	$(58)	$(47)	$(139)	$(28)

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

Credit Derivatives by Type
As of September 30, 2017
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$132	$3	4 years	Corporate Credit/ Foreign Gov.	A-	$15	$—
Below investment grade risk exposure	43	—	Less than 1 Year	Corporate Credit	B-	43	—
Basket credit default swaps [4]
Investment grade risk exposure	419	—	3 years	Corporate Credit	BBB+	169	—
Below investment grade risk exposure	22	2	4 years	Corporate Credit	B+	22	—
Investment grade risk exposure	22	(1)	3 years	CMBS Credit	A+	12	—
Below investment grade risk exposure	34	(6)	Less than 1 Year	CMBS Credit	CCC+	34	6
Total [5]	$672	$(2)				$295	$6

As of December 31, 2016
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$88	$—	3 years	Corporate Credit/ Foreign Gov.	A	$45	$—
Below investment grade risk exposure	43	—	1 year	Corporate Credit	B-	43	—
Basket credit default swaps [4]
Investment grade risk exposure	493	5	3 years	Corporate Credit	BBB+	225	(1)
Below investment grade risk exposure	22	2	4 years	Corporate Credit	B	22	(2)
Investment grade risk exposure	158	(2)	2 years	CMBS Credit	AA+	111	1
Below investment grade risk exposure	57	(13)	1 year	CMBS Credit	CCC	57	13
Embedded credit derivatives
Investment grade risk exposure	100	100	Less than 1 year	Corporate Credit	A+	—	—
Total [5]	$961	$92				$503	$11

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

[4]
Includes $1.2 billion and $1.8 billion as of September 30, 2017 and December 31, 2016 of notional amount on swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2017 and December 31, 2016, the Company pledged cash collateral associated with derivative instruments with a fair value of $37 and $134, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $841 and $830, respectively, as of September 30, 2017 and December 31, 2016, which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of September 30, 2017 and December 31, 2016 the Company accepted cash collateral associated with derivative instruments of $404 and $333, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of September 30, 2017 and December 31, 2016, with a fair value of $42 and $107, respectively, of which the Company has the ability to sell or repledge $10 and $81, respectively. As of September 30, 2017 and December 31, 2016, the Company had no repledged securities and did not sell any securities. In addition, as of September 30, 2017 and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.
5. Deferred Policy Acquisition Costs

Changes in the DAC Balance
	Nine months ended September 30,
	2017	2016
Balance, beginning of period	$463	$542
Deferred costs	2	7
Amortization — DAC	(42)	(29)
Amortization — Unlock benefit (charge), pre-tax	17	(71)
Adjustments to unrealized gains and losses on securities AFS and other	(14)	(7)
Balance, end of period	$426	$442

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reserves for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,587	$14,000
Incurred [3]	57	231	523	811
Paid	(76)	—	(590)	(666)
Change in unrealized investment gains and losses	—	—	135	135
Liability balance as of September 30, 2017	$767	$2,858	$10,655	$14,280
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,697	$4,756
Incurred [3]	37	231	33	301
Paid	(63)	—	(45)	(108)
Reinsurance recoverable asset, as of September 30, 2017	$406	$2,858	$1,685	$4,949

	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2016	$863	$2,313	$10,674	$13,850
Incurred [3]	50	234	537	821
Paid	(92)	—	(587)	(679)
Change in unrealized investment gains and losses	—	—	419	419
Liability balance as of September 30, 2016	$821	$2,547	$11,043	$14,411
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313	$1,823	$4,659
Incurred [3]	40	234	(25)	249
Paid	(73)	—	(48)	(121)
Reinsurance recoverable asset, as of September 30, 2016	$490	$2,547	$1,750	$4,787

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of September 30, 2017
	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
Maximum anniversary value (“MAV”) [1]
MAV only	$13,674	$2,047	$305	71
With 5% rollup [2]	1,149	143	45	72
With Earnings Protection Benefit Rider (“EPB”) [3]	3,482	522	80	71
With 5% rollup & EPB	476	105	23	73
Total MAV	18,781	2,817	453
Asset Protection Benefit (APB) [4]	10,175	102	70	70
Lifetime Income Benefit (LIB) – Death Benefit [5]	454	4	4	70
Reset [6] (5-7 years)	2,445	6	5	70
Return of Premium [7] /Other	8,852	55	52	71
Subtotal Variable Annuity with GMDB/GMWB [10]	$40,707	$2,984	$584	71
Less: General Account Value with GMDB/GMWB	3,665
Subtotal Separate Account Liabilities with GMDB	37,042
Separate Account Liabilities without GMDB	78,584
Total Separate Account Liabilities	$115,626

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.3 billion of total account value and weighted average attained age of 73 years. There is no NAR or retained NAR related to these contracts. Includes $1.7 billion of account value for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
Asset type	As of September 30, 2017	As of December 31, 2016
Equity securities (including mutual funds)	$34,267	$33,880
Cash and cash equivalents	2,775	3,045
Total	$37,042	$36,925
As of September 30, 2017 and December 31, 2016, approximately 15% and 16%, respectively, of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 85% and 84%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax provision at the U.S. federal statutory rate	$25	$32	$106	$87
Dividends-received deduction ("DRD")	(36)	(16)	(72)	(57)
Foreign related investments	(2)	(3)	(5)	(6)
Other	1	—	3	—
Provision for income taxes	$(12)	$13	$32	$24
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of September 30, 2017 and December 31, 2016, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,241 and $3,301, respectively. If not utilized, $3,238 of the losses will expire from 2023 to 2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
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
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As of September 30, 2017 and December 31, 2016, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $241 and $232 and foreign tax credit carryover of $29 and $40, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryovers expire from 2022 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2017 is $802. For this $802, the legal entities have posted collateral of $843 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2017, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
On October 23, 2017, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company to Baa3.  Given this downgrade action, termination rating triggers in three derivative counterparty relationships were impacted.  The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete.  Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company.  As of September 30, 2017, the notional amount and fair value related to these three derivative counterparties is $989 and $43, respectively.  These counterparties have not exercised their right to terminate these relationships and, if they did, would have to settle all of the outstanding derivatives.  In addition, as a result of the downgrade of Hartford Life and Annuity Insurance Company, the Company is required to post an additional $7 of collateral related to a single counterparty relationship.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Transactions with Affiliates

Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc. ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions, and employee costs. In addition, the Company has issued structured settlement contracts to fund claims settlements of property casualty insurance companies and self-insured entities. In many cases, the structured settlement contracts are to fund claim settlements of the Company's affiliated property and casualty companies whereby these property and casualty companies transferred funds to another affiliate of the Company to purchase the contracts. The Company had $55 and $53 of reserves for claim annuities purchased by affiliated entities as of September 30, 2017 and December 31, 2016, respectively. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $691 and $711 as of September 30, 2017 and December 31, 2016, respectively.
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
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of September 30, 2017 and December 31, 2016, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Ceded to Affiliates
The Company maintains a reinsurance agreement with Hartford Life and Accident Insurance Company ("HLA") whereby the Company cedes both group life and group accident and health risk. Under this agreement, the Company ceded group life premium of $7 and $22 for the three and nine months ended September 30, 2017 and $10 and $32 for the three and nine months ended September 30, 2016, respectively. The Company ceded accident and health premiums to HLA of $16 and $52 for the three and nine months ended September 30, 2017 and $15 and $67 for the three and nine months ended September 30, 2016, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2017
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$899	$23	$(3)	$919
OCI before reclassifications	45	(1)	—	44
Amounts reclassified from AOCI	(13)	(6)	—	(19)
OCI, net of tax	32	(7)	—	25
Ending balance	$931	$16	$(3)	$944

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2017
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$693	$32	$(3)	$722
OCI before reclassifications	291	2	—	293
Amounts reclassified from AOCI	(53)	(18)	—	(71)
OCI, net of tax	238	(16)	—	222
Ending balance	$931	$16	$(3)	$944

Reclassifications from AOCI
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$20	$81	Net realized capital losses
	20	81	Income before income taxes
	7	28	Income tax expense (benefit)
	13	53	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	—	(1)	Net realized capital losses
Interest rate swaps	7	20	Net investment income
Foreign currency swaps	3	9	Net realized capital losses
	10	28	Income before income taxes
	4	10	Income tax expense (benefit)
	6	18	Net income
Total amounts reclassified from AOCI	$19	$71	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2016
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$993	$77	$(2)	$1,068
OCI before reclassifications	155	(9)	—	146
Amounts reclassified from AOCI	(18)	(5)	—	(23)
OCI, net of tax	137	(14)	—	123
Ending balance	$1,130	$63	$(2)	$1,191

Changes in AOCI, Net of Tax for the Nine Months Ended September 30, 2016
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$539	$57	$(3)	$593
OCI before reclassifications	623	20	1	644
Amounts reclassified from AOCI	(32)	(14)	—	(46)
OCI, net of tax	591	6	1	598
Ending balance	$1,130	$63	$(2)	$1,191

Reclassified from AOCI
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$28	$49	Net realized capital losses
	28	49	Income before income taxes
	10	17	Income tax expense (benefit)
	18	32	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	6	19	Net investment income
Foreign currency swaps	1	3	Net realized capital losses
	7	22	Income before income taxes
	2	8	Income tax expense (benefit)
	5	14	Net income
Total amounts reclassified from AOCI	$23	$46	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Subsequent Event

On October 23, 2017, The Hartford announced that HLA, a wholly owned subsidiary of The Hartford and an affiliate of the Company, entered into a definitive agreement to purchase Aetna’s U.S. group life and disability insurance business through a reinsurance transaction. In order to finance this acquisition, The Hartford requested from the Company, and the Connecticut Department of Insurance has approved, an extraordinary dividend of $800 in the form of a return of capital. This dividend is expected to be paid in the fourth quarter of 2017 contingent on the closing of the transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the periods ended September 30, 2017 compared with the comparable 2016 periods.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Fee income and other	$215	$246	(13%)	$661	$746	(11%)
Earned premiums	27	124	(78%)	97	180	(46%)
Net investment income	324	363	(11%)	958	1,030	(7%)
Net realized capital gains (losses)	(33)	(31)	(6%)	(61)	(145)	58%
Total revenues	533	702	(24%)	1,655	1,811	(9%)
Benefits, losses and loss adjustment expenses	352	405	(13%)	1,024	1,096	(7%)
Amortization of deferred policy acquisition costs ("DAC")	7	81	(91%)	25	100	(75%)
Insurance operating costs and other expenses	103	124	(17%)	304	365	(17%)
Dividends to policyholders	—	—	—%	—	1	(100%)
Total benefits, losses and expenses	462	610	(24%)	1,353	1,562	(13%)
Income before income taxes	71	92	(23%)	302	249	21%
Income tax expense (benefit)	(12)	13	(192%)	32	24	33%
Net income	$83	$79	5%	$270	$225	20%
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Net income increased for the three and nine months ended September 30, 2017, as compared to the prior year periods, primarily due to lower amortization of deferred policy acquisition costs, lower benefits, losses and loss adjustment expenses, and lower insurance operating costs and other expenses, partially offset by lower earned premiums and lower fee income and other.
Fee income, earned premiums, and insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2017, as compared to the prior year period, primarily due to the continued run off of the variable annuity block of business.
Benefits, losses and loss adjustment expenses decreased for the three and nine months ended September 30, 2017, as compared to the prior year period, due to lower death benefits and interest credited primarily due to the continued run off of the variable annuity block of business.
The decrease in DAC amortization for the three and nine months ended September 30, 2017 was due to the run off of the variable annuity block of business and the effect of a favorable unlock compared to a prior year unfavorable unlock. For further discussion of the unlock, see MD&A - Estimated Gross Profits.
Net investment income decreased for the three and nine months ended September 30, 2017, compared to the prior year periods, primarily due to lower income from limited partnerships and other alternative investments as well as lower asset levels. Income from limited partnership and other alternative investments was below the prior year due to lower returns on private equity investments. For further discussion, see MD&A - Investments Results, Net Investment Income.
Net realized capital losses of $33, before tax, for the three months ended September 30, 2017, were greater than net realized capital losses of $31, before tax, in the prior year period, primarily due to lower net gains on sales, largely offset by lower impairments and lower losses on the variable annuity hedge program. Net realized capital losses of $61, before tax, for the nine months ended September 30, 2017, were lower than net realized capital losses of $145, before tax, in the prior year period, primarily due to the effect of losses on non-qualifying and other derivatives in 2016, higher net gains on sales and lower impairments, partially offset by greater losses on the variable annuity hedge program. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
The effective tax rate differs from the U.S. statutory rate of 35% in 2017 and 2016 primarily due to the separate account dividends received deduction ("DRD"). Income tax expense changed from income tax expense to an income tax benefit for the three months ended September 30, 2017 compared to the prior year period, primarily due to a decrease in income before income taxes and a higher DRD benefit. For the nine months ended September 30, 2017, as compared to the prior year period, income tax expense increased by $8, primarily due to an increase in income before income taxes. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS

Net Investment Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$251	4.5%	$258	4.5%	$758	4.5%	$793	4.6%
Equity securities, AFS	1	2.8%	1	2.9%	4	2.2%	5	3.2%
Mortgage loans	31	4.3%	33	4.6%	93	4.4%	97	4.5%
Policy loans	20	5.5%	19	5.4%	59	5.5%	61	5.7%
Limited partnerships and other alternative investments	23	9.8%	47	19.2%	44	6.5%	59	7.1%
Other [3]	12		17		41		53
Investment expense	(14)		(12)		(41)		(38)
Total net investment income	324	4.5%	363	4.9%	958	4.4%	1,030	4.6%
Total net investment income excluding limited partnerships and other alternative investments	$301	4.4%	$316	4.4%	$914	4.4%	$971	4.5%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at amortized cost as applicable, excluding repurchase agreement and securities lending collateral, if any, and derivatives amortized cost.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Total net investment income decreased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to lower income from limited partnerships and other alternative investments as well as lower asset levels. Income from limited partnership and other alternative investments was below the prior year due to lower returns on private equity investments.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.4% for the nine months ended September 30, 2017, down from 4.5% for the nine months ended September 30, 2016. Excluding non-routine items, which primarily include make-whole payments on fixed maturities and income received from previously impaired securities, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.3% for the nine months ended September 30, 2017, down from 4.4% for the nine months ended September 30, 2016.
The average reinvestment rate for the nine months ended September 30, 2017, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 3.7%, which was below the average yield of sales and maturities of 3.9% for the same period. For the nine months ended September 30, 2017, the average reinvestment rate of 3.7% increased from 3.4% for the nine months ended September 30, 2016.
We expect the annualized net investment income yield for the 2017 calendar year, excluding limited partnerships and other alternative investments, to be slightly below the portfolio yield earned in 2016. This assumes the Company earns less income in 2017 from make-whole payments on fixed maturities and recoveries on previously impaired securities than it did in 2016 and that reinvestment rates continue to be below the average yield of sales and maturities. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2017	2016	2017	2016
Gross gains on sales	$28	$47	$141	$138
Gross losses on sales	(7)	(6)	(47)	(66)
Net OTTI losses recognized in earnings	(1)	(12)	(14)	(23)
Valuation allowances on mortgage loans	—	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	15	6	53	(8)
Macro hedge program	(65)	(64)	(189)	(98)
Total results of variable annuity hedge program	(50)	(58)	(136)	(106)
Transactional foreign currency revaluation	3	(8)	(11)	(116)
Non-qualifying foreign currency derivatives	(4)	12	4	108
Other, net [1]	(2)	(6)	—	(80)
Net realized capital losses	$(33)	$(31)	$(61)	$(145)

[1]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts.

Gross Gains and Losses on Sales

•
Gross gains and losses on sales for the three and nine months ended September 30, 2017 were primarily the result of duration, liquidity and credit management within corporate securities, residential mortgage-backed securities ("RMBS"), equity securities, and municipal bonds.

•
Gross gains and losses on sales for the three and nine months ended September 30, 2016 were primarily due to sales of corporate securities and U.S Treasuries as a result of duration, liquidity and credit management.

Variable Annuity Hedge Program

•
For the three and nine months ended September 30, 2017, the net gains on the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, were primarily driven by gains of $8 and $19, respectively, driven by a decline in equity market volatility, $7 and $18, respectively, driven by time decay of options, and $4and $15, respectively, due to policyholder behavior.

•
For the three months ended September 30, 2016, the net gain related to the combined GMWB derivative, net, were primarily due to gains of $16 due to favorable policyholder behavior and gains of $11 driven by outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by losses of $(11) primarily resulting from assumption updates and losses of $(6) due to an increase in interest rates.

•
For the nine months ended September 30, 2016 , the net loss related to the combined GMWB derivative, net, were primarily due to losses of $(19) driven by an increase in U.S equity markets, partially offset by non-market gains of $14 . The non-market gains include favorable policyholder behavior and outperformance of the underlying actively managed funds compared to their respective indices, partially offset by assumption and fund regression updates.

•
For the three and nine months ended September 30, 2017,the losses on the macro hedge program were primarily due to losses of $(42) and $(109), respectively, driven by an improvement in domestic equity markets and $(15) and $(51), respectively, driven by time decay on options. Also included were losses of $(8) and $(37) driven by a decline in equity market volatility.

•
For the three and nine months ended September 30, 2016, the losses on the macro hedge program were primarily due to losses of $(25) and $(58), respectively, driven by an increase in equity markets and losses of $(19) and $(40), respectively, driven by time decay on options. Additional losses of $(9) for the three months ended September 30, 2016 were driven by a decline in equity volatility.

Other, Net

•
Other, net loss for the nine months ended September 30, 2016, was primarily due to losses of $(48) associated with modified coinsurance reinsurance contracts driven by a decline in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies. Also included were additional losses of $(13) on equity derivatives which were hedging against a decline in the equity market on the investment portfolio, losses of $(11) on interest derivatives driven by a decline in interest rates.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2016 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2017.
Estimated Gross Profits
Estimated gross profits ("EGPs") are used in the valuation and amortization of the DAC asset. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

Significant EGP-based Balances
	As of September 30, 2017	As of December 31, 2016
DAC [1]	$426	$463
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$361	$354

[1]	For additional information on DAC, see Note 5 - Deferred Policy Acquisition Costs of Notes to Condensed Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 6 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Benefit (Charge) to Income, Net of Tax, as a Result of Unlock
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
DAC	$7	$(72)	$16	$(71)
Death and Other Insurance Benefit Reserves	5	12	20	30
Total (pre-tax)	12	(60)	36	(41)
Income tax effect	5	(21)	13	(14)
Total (after-tax)	$7	$(39)	$23	$(27)
The Unlock benefit, after-tax for the three and nine months ended September 30, 2017 was primarily due to separate accounts returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.
The Unlock charge after-tax, for the three and nine months ended September 30, 2016 was primarily due to the reduction of the fixed annuity DAC balance to zero due to the impact of the sustained low interest rates on estimated gross profits, partially offset by an off-cycle assumption change that reduced future expected lapse rates given recent experience and an unlock benefit on variable annuity DAC due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.
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

Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term rate of return is 8.3%. The annual return assumed over the next five years of approximately 0.1% was calculated based on the return needed over that period to produce an 8.3% return since March of 2009, the date the Company adopted the RTM estimation technique to project future separate account returns. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 55% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 35% as of September 30, 2017. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the financial resources of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of September 30, 2017, there were no amounts outstanding or borrowed by the Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2017 is $802. For this $802, the legal entities have posted collateral of $843 in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2017, a downgrade of one level below the current financial strength ratings by either Moody's or S&P would require an additional $7 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
On October 23, 2017, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company to Baa3.  Given this downgrade action, termination rating triggers in three derivative counterparty relationships were impacted.  The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete.  Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company.  As of September 30, 2017, the notional amount and fair value related to these three derivative counterparties is $989 and $43, respectively.  These counterparties have not exercised their right to terminate these relationships and, if they did, would have to settle all of the outstanding derivatives.  In addition, as a result of the downgrade of Hartford Life and Annuity Insurance Company, the Company is required to post an additional $7 of collateral related to a single counterparty relationship.
Insurance Operations
Total general account contractholder obligations are supported by $31 billion of cash and total general account invested assets, which includes the following fixed maturity securities and short-term investments to meet liquidity needs.

As of September 30, 2017
Fixed maturities	$23,679
Short-term investments	1,400
Cash	239
Less: Derivative collateral	1,244
Total	$24,074
Capital resources available to fund liquidity upon contractholder surrender or termination are a function of the legal entity in which the liquidity requirement resides. Obligations related to life and annuity insurance products will be generally funded by both HLIC and Hartford Life and Annuity Insurance Company ("HLAI"); obligations related to retirement and institutional investment products will be generally funded by HLIC.

The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The CTDOI will permit the Company to pledge up to $1.1 billion in qualifying assets to secure FHLBB advances for 2017. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of September 30, 2017, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of September 30, 2017
Total Contractholder obligations	$159,491
Less: Separate account assets [1]	115,626
General account contractholder obligations	$43,865
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$18,650
Fixed MVA annuities [3]	4,798
Other [4]	20,417
General account contractholder obligations	$43,865

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
In 2017, the Company is permitted to pay up to a maximum of $1 billion in dividends and the Company’s subsidiaries are permitted to pay up to a maximum of approximately $345 in dividends without prior approval from the applicable insurance commissioner. However, to meet the liquidity needed to pay dividends up to the HFSG Holding Company, the Company may require receiving regulatory approval for extraordinary dividends from HLAI. During the first nine months of 2017, HLAI paid dividends of $450 to the Company which were subsequently paid as a dividend to the Company's parent, along with an additional $150. In October, 2017, HLAI received approval from the CTDOI to pay an extraordinary dividend to the Company of $550. Concurrent with that dividend approval, the Company received approval from the CTDOI to pay a dividend of $800 in the form of a return of capital. The dividends will be paid prior to the closing of HLA's pending acquisition of Aetna's group life and disability business. For more information on the Aetna transaction see Note 11 - Subsequent Events of Notes to Condensed Consolidated Financial Statements.
Cash Flows

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$612	$560
Net cash provided by investing activities	$266	$967
Net cash used for financing activities	$(1,193)	$(1,407)
Cash – end of period	$239	$426
Net cash provided by operating activities increased in 2017 as compared to 2016 primarily due higher net income and decreased reinsurance recoverables.
Net cash provided by investing activities in 2017 primarily relates to net proceeds from available-for-sale securities of $509, partially offset by net payments for derivatives of $98 and partnerships of $82. Net cash provided by investing activities in 2016 primarily relates to net proceeds from available-for-sale securities of $761 and net proceeds from partnerships of $221, partially offset by net payments for short-term investments of $195.
Net cash used for financing activities in 2017 relates to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $914, offset by a net increase in securities loaned or sold under agreements to repurchase of $331. Net cash used for financing activities in 2016 relates to the return of capital to the parent of approximately $755 and net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $624.
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
On October 23, 2017, Moody’s Investor Service downgraded the IFS rating of Hartford Life Insurance Company and Hartford Life & Annuity Insurance Company to Baa3 from Baa2. The ratings outlook on these companies remains stable.

Insurance Financial Strength Ratings as of October 24, 2017
	A.M. Best	Standard & Poor’s	Moody’s
Hartford Life Insurance Company	A-	BBB+	Baa3
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa3

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
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $4.1 billion as of September 30, 2017 and $4.4 billion as of December 31, 2016, respectively. The statutory capital amount as of December 31, 2016 is based on actual statutory filings with the applicable regulatory authorities. The statutory capital amount as of September 30, 2017, is an estimate, as the third quarter 2017 statutory filings have not yet been made.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2017.
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
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
October 27, 2017

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017
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