Form 10-K
period 2017-12-31
HARTFORD LIFE INSURANCE CO
filed 2018-03-01
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
•        whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non Accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)			☐	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2017 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Life Inc., a direct wholly owned subsidiary of Hartford Holdings, Inc.
As of March 1, 2018, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

[a]	Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

[b]
The information required by this item is set forth in the Enterprise Risk Management section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

[c]	See Index to Consolidated Financial Statements and Schedules elsewhere herein.

*	Item prepared in accordance with General Instruction I (2) of Form 10-K.

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A. Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission ("SEC").

•	Risks Relating to Economic, Political and Global Market Conditions:

◦
challenges related to the Company's current operating environment, including global, political, economic and market conditions, and the effect of financial market disruptions, economic downturns or other potentially adverse macroeconomic developments on our products, the returns in our investment portfolios and the hedging costs associated with our run-off annuity block;

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

◦	regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends;

•	Risks Relating to Estimates, Assumptions and Valuations:

◦	risk associated with the use of analytical models in making decisions in key areas such as capital management, hedging, and reserving;

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

◦	the potential for difficulties arising from outsourcing and similar third-party relationships; and

◦	the risks, challenges and uncertainties associated with The Hartford's expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

◦	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	Regulatory and Legal Risks:

◦	the cost and other potential effects of increased regulatory and legislative developments, including those that could adversely impact the Company’s operating costs and required capital levels;

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal or state tax laws that could impact the tax-favored status of life and annuity contracts; and

◦
the impact of potential changes in accounting and financial reporting of the liability for future policy benefits, including how we account for our long-duration insurance contracts, including the discounting of life contingent fixed annuities.

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
(Dollar amounts in millions unless otherwise stated)
General
Hartford Life Insurance Company (together with its subsidiaries, “HLIC”, “the Company”, “we” or “our”), is an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), a holding company for a group of subsidiaries that provide property and casualty insurance, group benefits and mutual funds to individual and business customers in the United States and continues to administer life insurance and annuity products previously sold by the Company and its subsidiaries.
The Company's mission is to efficiently manage the runoff of the business while honoring the Company's obligations to its contractholders. The Company manages approximately 711 thousand annuity contracts with account value of approximately $62 billion and private placement life insurance with account value of approximately $41 billion as of December 31, 2017.
The Company’s results of operations are primarily influenced by the financial results of the variable and fixed annuity, institutional investment and private placement products as well as the capital gain and loss activity associated with the Company’s variable annuity hedging program. Total assets and total stockholder’s equity were $168.7 billion and $6.7 billion, respectively, at December 31, 2017.
On December 3, 2017, The Hartford entered into a definitive agreement for its subsidiary, Hartford Holdings, Inc. ("HHI") to sell the Company's parent, Hartford Life, Inc ("HLI") to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. The Hartford will receive a 9.7% ownership interest in the acquiring entity. The transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals, and certain other conditions, including an expected $300 pre-closing dividend to HHI as well as the settlement of intercompany transactions with HHI discussed below. The Company previously sold fixed and variable annuities, individual life insurance, retirement plans, institutional investment products, private placement life insurance and group life and disability products. In 2013, the Company sold its retirement plans business and substantially all of its individual life business via reinsurance transactions. The Hartford no longer sells any of the products previously underwritten by the Company.
As a condition of the close of the sale of HLI to the investor group, the Company will forego approximately $460 of deferred tax assets associated with net operating loss carryovers and foreign tax credits that will be retained by The Hartford. These deferred tax assets continue to be reflected as an asset in the accompanying financial statements as non-recoverability is contingent on the closing of the sale of the business.
At close, HHI will pay the Company for certain assets that will be transferred to HHI. Other intercompany transactions between HHI and the Company will be net settled prior to closing resulting in a dividend from the Company of approximately $319. Additionally, at the close of the transaction, the Company will have no continuing involvement in the pension and other post-employment benefits plans (OPEB) of The Hartford. As of December 31, 2017, the Company had an intercompany receivable balance of $251 due from its parent related to previous contributions made to The Hartford’s pension and OPEB plans and a corresponding deferred tax liability of $53. When the Company’s participation in The Hartford’s pension and OPEB plans terminates at the closing date, this receivable will become unrecoverable and will be expensed net of the corresponding deferred tax amount. Also, as part of the agreement, HHI will reimburse the Company for leakage as defined in the agreement, including making HLIC whole for certain decreases in statutory surplus before closing, and other items. The reimbursement amount is currently estimated to be approximately $59.
The Company currently owns an office building located in Windsor, Connecticut, which will be sold to The Hartford Financial Services Group, Inc. just prior to close for its estimated fair market value of $32. This will result in the Company recognizing a loss on the sale of the building. The Hartford will compensate the Company for this loss by making a capital contribution of $38 to the Company before closing.
Immediately following the close of the transaction, the Company intends to enter into a reinsurance agreement with Commonwealth Annuity and Life Insurance Company, a subsidiary of Global Atlantic Financial Group, to reinsure the majority of the Company’s fixed deferred annuity contracts, payout annuity contracts, period certain structured settlement contracts, standard lives structured settlements policies and variable payout separate account contracts in-force as of December 31, 2016, annuitizations of fixed deferred annuity contracts and variable separate account deferred annuity contracts that occur between December 31, 2016 and closing and annuitizations of fixed deferred annuity contracts after closing. Under the terms of the reinsurance agreement, the Company would transfer cash and invested assets of approximately $9.4 billion to cede approximately $8.3 billion of future policy benefit reserves and other policyholder funds on a coinsurance basis and approximately $500 of separate account assets and liabilities on a modified coinsurance basis in exchange for a ceding commission of $357. Based on current financial information the Company expects the transaction would result in an immaterial gain or loss. The ultimate gain or loss will be affected by business operations and other changes affecting recorded balances until closing.

Subsequent to the closing, the Company will continue to write direct and cede to HLA ("Hartford Life and Accident Insurance Company") certain group benefits business. Additionally, the Company will provide administrative services for structured settlements and terminal funding agreements written by HLA that will be retained by The Hartford.
Following the sale, The Hartford will manage invested assets of the Company for an initial term of five years and provide transition services for an estimated period of 12 to 24 months. In addition, subsequent to closing, the Company will continue to collect revenue sharing fees from The Hartford’s mutual funds business related to Hartford HLS funds held in the Company’s separate accounts.
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

•
a liability for unpaid losses, including those that have been incurred but not yet reported or are in the course of settlement as well as estimates of expenses associated with processing and settling these claims;

•	fair value reserves for living benefits embedded derivative guarantees; and

•	death and living benefit reserves which are computed based on a percentage of revenues less actual claim costs.
The reserve for future policy benefits is calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect the Company’s actual experience when appropriate. Liabilities for unpaid losses include estimates of amounts to settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits, less the present value of future estimated net premiums and with interest thereon at certain assumed rates, are calculated at amounts that are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of the death, disability, or survival of an insured. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.
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
Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the Company's portfolios to maximize economic value, and generate the returns necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, but are not limited to, asset sector, credit issuer allocation limits and maximum portfolio limits for below investment grade holdings. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A – Enterprise Risk Management. Following The Hartford's sale of HLI, The Hartford will continue to manage invested assets of the Company for an initial term of five years.
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
The National Association of Insurance Commissioners (“NAIC”), the organization that works to promote standardization of best practices and assists state insurance regulatory authorities and insurers, conducted the “Solvency Modernization Initiative,” (the “Solvency Initiative” ). The effort focused on reviewing the U.S. financial regulatory system and financial regulation affecting insurance companies including: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. As a result of the Solvency Initiative, among other items, the NAIC adopted the Corporate Governance Annual Disclosure Model Act , which was enacted by the Company’s lead domestic state of Connecticut. The model law requires insurers to make an annual confidential filing regarding their corporate governance policies commencing in 2016. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which also has been adopted by Connecticut. ORSA requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. Many state insurance holding company laws, including Connecticut, have also been amended to require insurers to file an annual confidential enterprise risk report with their lead domestic regulator, disclosing material risks within the entire holding company system that could pose an enterprise risk to the insurer.
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
In deciding whether to invest in securities of the Company, you should carefully consider the following risks, any of which could have a material adverse effect on our business, financial condition, results of operation, or liquidity of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.
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
The Company’s investment portfolio and insurance liabilities are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy and changes in credit spreads, equity prices and interest rates. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, a weak real estate market, lower business investment and lower consumer spending may impact the Company's profitability and may affect policyholder behavior, such as increased full and partial surrender rates. In addition, the Company’s investment portfolio includes limited partnerships and other alternative investments for which changes in value are reported in earnings. These investments may be adversely impacted by political turmoil and economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results.
Below are several key factors impacted by changes in economic, political, and global market conditions and their potential effect on the Company’s business and results of operation:
Credit Spread Risk - Credit spread exposure is reflected in the market prices of fixed income instruments where lower rated securities generally trade at a higher credit spread. If issuer credit spreads increase or widen, the market value of our investment portfolio may decline. If the credit spread widening is significant and occurs over an extended period of time, the Company may recognize other-than-temporary impairments, resulting in decreased earnings. If credit spreads tighten, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, the value of credit derivatives under which the Company assumes exposure or purchases protection are impacted by changes in credit spreads, with losses occurring when credit spreads widen for assumed exposure or, when credit spreads tighten if credit protection has been purchased.
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
Equity Markets Risk - A decline in equity markets may result in lower earnings from our operations where fee income is earned based upon the fair value of the assets under management. A decline in equity markets may also decrease the value of equity securities and limited partnerships and other alternative investments held in the Company’s general account portfolio, thereby, negatively impacting our financial condition or reported earnings. In addition, certain of our annuity products have guaranteed minimum death benefits ("GMDB") or guaranteed minimum withdrawal benefits ("GMWB") that increase when equity markets decline requiring us to hold more statutory capital. While our hedging assets seek to reduce the net economic sensitivity of our potential obligations from guaranteed benefits to market fluctuations, because of the accounting asymmetries between our hedging targets and statutory and GAAP accounting principles for our guaranteed benefits, rising equity markets and/or rising interest rates may result in statutory or GAAP losses. In early 2018, the equity markets were more volatile than in the months prior, which could be indicative of a potential decline.

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
Some of our in-force business, especially variable annuities, offer guaranteed benefits, including GMDBs and GMWBs. These GMDBs and GMWBs expose the Company to interest rate risk and significant equity risk. A decline in equity markets would not only result in lower fee income, but would also increase our exposure to liability for benefit claims. We use reinsurance and benefit designs, such as caps, to mitigate the exposure associated with GMDBs. We also use reinsurance in combination with product management actions, such as rider fee increases, investment restrictions and buyout offers, as well as derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. We remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay, which could result in a need for additional capital to support in-force business.
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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including:

•	the amount of statutory income or losses we generate,

•	the amount of additional capital we must hold,

•	the amount of dividends made to our parent company,

•	changes in equity market levels,

•	the value of certain fixed-income and equity securities in our investment portfolio,

•	the value of certain derivative instruments,

•	changes in interest rates,

•	changes to federal tax laws,

•	admissibility of deferred tax assets, and

•	changes to the NAIC RBC formulas.
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
We have credit risk with counterparties on investments, derivatives, premiums receivable and reinsurance recoverables. Among others, our counterparties include issuers of fixed maturity and equity securities we hold, borrowers of mortgage loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options and "cleared" over-the-counter derivatives, the Company is generally exposed to the credit risk of the relevant central counterparty clearing house. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity. Additionally, if the underlying assets supporting the structured securities we invest in default on their payment obligations, our securities will incur losses.
The availability of reinsurance and our ability to recover under reinsurance contracts may not be sufficient to protect us against losses.
As an insurer, we frequently use reinsurance to reduce the effect of losses that may arise from, among other things, GMDBs and GMWBs under variable annuity contracts, and other risks that can cause unfavorable results of operations or adversely affect the sale of a line of business to an independent company. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. The inability or unwillingness of any reinsurer to meet its financial obligations to us, including the impact of any insolvency or rehabilitation proceedings involving a reinsurer that could affect the Company's access to collateral held in trust, could have a material adverse effect on our financial condition, results of operations and liquidity. This risk may be magnified by a concentration of reinsurance-related credit risk resulting from the sale of the Company’s Individual Life and Retirement Products businesses. Further details of such concentration can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Reinsurance.
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

Our ability to declare and pay dividends is subject to limitations.
The payment of future dividends on our capital stock is subject to the discretion of our board of directors, which considers, among other factors, our operating results, overall financial condition, credit-risk considerations and capital requirements, as well as general business and market conditions. Our board of directors may only declare such dividends out of funds legally available for such payments. We rely on dividends from our own operations and that of our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet our obligations. Connecticut state laws and certain other jurisdictions in which we operate limit the payment of dividends and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. Dividends paid from our operations and that of our insurance subsidiaries are further dependent on each insurer’s cash requirements. In addition, in the event of our liquidation or reorganization or that of a subsidiary, prior creditor claims may take precedence over our parent’s right to a dividend or distribution except to the extent that our parent may be a creditor of ours or of one of our subsidiaries.
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
Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and carry-forwards for foreign tax credits, capital losses, and net operating losses. Deferred tax assets are assessed periodically by management to determine if it is more likely than not that the deferred income tax assets will be realized. Factors in management's determination include the performance of the business, including the ability to generate, from a variety of sources and tax planning strategies, sufficient future taxable income and capital gains before net operating loss and capital loss carry-forwards expire. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on deferred tax assets, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
Strategic and Operational Risks
Our businesses may suffer and we may incur substantial costs if we are unable to access our systems and safeguard the security of our data in the event of a disaster, cyber breach or other information security incident.
We use technology to process, store, retrieve, evaluate and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. We and our third party vendors must be able to access our systems to process premium payments, make changes to existing policies, file and pay claims and administer life and annuity products, provide customer support, manage our investment portfolios and hedge programs, report on financial results and perform other necessary business functions.
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
Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, the Company is not aware of having experienced a material breach of our cyber security systems, administrative and technical controls as well as other preventive actions may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks or other security breaches to our systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, impede or interrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to protect privileged and confidential information, we may be unable to secure the information in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have appropriate controls to protect confidential information.

Our businesses must comply with regulations to control the privacy of customer, employee and third party data, and state and federal regulations regarding data privacy are becoming increasingly more complex. A misuse or mishandling of confidential or proprietary information could result in legal liability, regulatory action and reputational harm.
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
We outsource certain business and administrative functions and rely on third-party vendors to perform certain functions or provide certain services on our behalf and have a significant number of information technology and business processes outsourced with a single vendor. If we are unable to reach agreement in the negotiation of contracts or renewals with certain third-party providers, or if such third-party providers experience disruptions or do not perform as anticipated, we may be unable to meet our obligations to customers and claimants, and incur higher costs which may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the immediately preceding risk factor.
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
We are subject to extensive laws and regulations that are complex, subject to change and often conflicting in their approach or intended outcomes. Compliance with these laws and regulations can increase cost.
The Company and its insurance subsidiary are regulated by the insurance departments of the states in which we are domiciled, licensed or authorized to conduct business. State regulations generally seek to protect the interests of policyholders rather than an insurer or the insurer’s shareholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorizing lines of business, approving policy forms and premium rates, setting statutory capital and reserve requirements and limiting the types and amounts of certain investments. State insurance departments also set constraints on domestic insurer transactions with affiliates and dividends and, in many cases, must approve affiliate transactions and extraordinary dividends as well as strategic transactions such as acquisitions and divestitures.
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
Changes in federal or state tax laws and tax rates or regulations could have a material adverse effect on our profitability and financial condition. For example, the recent reduction in tax rates due to the Tax Cuts and Jobs Act reduced our deferred tax assets resulting in a charge against earnings. A reduction in tax rates or change in laws could adversely affect the Company’s ability to realize the benefits of its net operating loss carryovers and alternative minimum tax credits.
In addition, the Company’s tax return reflects certain items such as dividends received deduction, tax credits, and insurance reserve deductions. There is an increasing risk that, in the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders. In the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate provisions of current tax law that are beneficial to the Company, including tax-exempt bond interest, tax credits, and insurance reserve deductions, or could impose new taxes such as on goods or services purchased overseas.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act" ("Tax Reform"). Tax Reform reduced the U.S. federal corporate income tax rate from 35% to 21%. It also eliminated the corporate alternative minimum tax (AMT) and changed how existing AMT credits can be realized. Certain provisions in the law are intended to increase insurance companies' taxable earnings. The new method for discounting life loss reserves for tax purposes decreases the amount of incurred losses that are currently deductible, delaying the timing of when incurred losses and benefits may be deducted. The effect of the difference on the December 31, 2017 tax basis reserves between discounting under the existing method and the new method will be included in taxable income ratable over the next 8 years. In addition, limitations on net operating losses (NOLs) generated after December 31, 2017 will also increase the taxable income base. The exact impacts of many of the provisions will not be fully known until Treasury and the IRS provide clarification by issuing rules, regulations and advice. Furthermore, Congress may enact a technical corrections bill or other legislation that could affect how provisions of the Act apply to the Company. In response to the recent changes in the federal tax law, we could see states enact changes to their tax laws which, in turn, could affect the Company negatively.  Among other risks, there is risk that these additional clarifications could increase the taxes on the Company or further increase administrative costs.

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
The FASB is working on several projects that could result in significant changes in GAAP, including how we account for our long-duration insurance contracts.  In particular, liabilities for life-contingent fixed annuities would be discounted using current upper-medium-grade fixed-income instrument yields rather than using historical yields, likely resulting in greater volatility in other comprehensive income. As a result, the adoption of these future accounting standards relating to insurance contracts could have a material adverse effect on our financial condition, including equity.

Item 2.	PROPERTIES
The Company's principal executive offices are located in Hartford, Connecticut and it owns the facilities located in Windsor, Connecticut. The Company believes its properties and facilities are suitable and adequate for current operations. In connection with the pending sale of HLI and the Company, the Company will sell its Windsor, Connecticut facility to The Hartford Financial Services Group, Inc. See Item 1, Business - General for a further discussion of this transaction.

Item 3.	LEGAL PROCEEDINGS
Litigation
The Company is involved in claims litigation arising in the ordinary course of business with respect to group and individual insurance products, such as life, disability, and accidental death and dismemberment insurance policies, and with respect to annuity contracts. The Company accounts for such activity through the establishment of reserves for future policy benefits. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of the Company.
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
All of the Company’s outstanding shares are ultimately owned by Hartford Life, Inc, which is a subsidiary of The Hartford. As of March 1, 2018, the Company had issued and outstanding 1,000 shares of common stock, $5,690 par value per share. There is no established public trading market for the Company’s common stock.
For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") under “Dividends”.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions unless otherwise stated)
The MD&A addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the year ended December 31, 2017 compared with the comparable 2016 periods. Management’s narrative analysis of the results of operations is presented pursuant to General Instruction I (2) (a) of Form 10-K. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	2017	2016
Fee income and other	$906	$969
Earned premiums	105	203
Net investment income	1,281	1,373
Net realized capital (losses)	(60)	(163)
Total revenues	2,232	2,382
Benefits, losses and loss adjustment expenses	1,406	1,437
Amortization of deferred policy acquisition costs	48	114
Insurance operating costs and other expenses	400	472
Dividends to policyholders	2	3
Total benefits, losses and expenses	1,856	2,026
Income before income taxes	376	356
Income tax expense	422	74
Net (loss) income	$(46)	$282
Year ended December 31, 2017 compared to the year ended December 31, 2016
The decrease in net income was primarily due to a charge to income tax expense of $396 arising from the reduction of net deferred tax assets due to the enactment of lower Federal income tax rates, partially offset by a decline in net realized capital losses. The effect of lower amortization of deferred policy acquisition costs, lower benefits, losses and loss adjustment expenses, and lower insurance operating costs and other expenses, was offset by lower earned premiums and lower fee income and other.
Fee income, earned premiums, and insurance operating costs and other expenses decreased primarily due to the continued run-off of the variable annuity block of business.
Benefits, losses and loss adjustment expenses decreased due to lower death benefits and interest credited primarily due to the continued run-off of the variable annuity block of business.
The decrease in DAC amortization was primarily driven by the effect of a favorable unlock in 2017 compared to an unfavorable unlock in 2016. For further discussion of the unlock, see MD&A - Estimated Gross Profits.
Total net investment income decreased primarily due to lower asset levels as well as lower income received from previously impaired securities. For further discussion, see MD&A - Investments Results, Net Investment Income.
Net realized capital losses decreased primarily due to the effect of transactional foreign currency revaluation, higher net gains on sales and lower impairments, partially offset by greater losses on non-qualifying foreign currency derivatives and the variable annuity hedge program. For further information, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
Insurance operating costs and expenses decreased largely due to the run off of the business requiring less staff and other operating expenses.
The effective tax rate differs from the U.S. Federal statutory rate of 35% in 2017 and 2016, primarily due to a charge of $396 as a result of Tax Reform enacted in December, 2017. Among other changes, Tax Reform reduced the Federal corporate income tax rate from 35% to 21% effective January 1, 2018 which resulted in a reduction of the Company's net deferred tax assets, including its net operating loss carryovers. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 9 - Income Taxes of Notes to Consolidated Financial Statements.

INVESTMENT RESULTS
Composition of Invested Assets

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$22,799	77.0%	$23,819	77.1%
Fixed maturities, at fair value using the fair value option ("FVO")	32	0.1%	82	0.3%
Equity securities, AFS, at fair value	154	0.5%	152	0.5%
Mortgage loans	2,872	9.7%	2,811	9.1%
Policy loans, at outstanding balance	1,432	4.9%	1,442	4.7%
Limited partnerships and other alternative investments	1,001	3.4%	930	3.0%
Other investments [1]	213	0.7%	293	0.9%
Short-term investments	1,094	3.7%	1,349	4.4%
Total investments	$29,597	100%	$30,878	100%

[1]	Primarily relates to derivative instruments.
Total investments decreased since December 31, 2016, primarily as a result of a decline in fixed maturities, AFS, and short-term investments. The decrease in fixed maturities, AFS was primarily the result of the continued runoff of the Company's business. The decrease in short-term investments was primarily due to a dividend payout and the reinvestment of short-term investments held as of December 31, 2016 into other asset classes.

Net Investment Income

	For the years ended December 31,
	2017		2016
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$995	4.5%	$1,049	4.6%
Equity securities	9	3.8%	8	3.7%
Mortgage loans	124	4.4%	135	4.7%
Policy loans	79	5.5%	83	5.8%
Limited partnerships and other alternative investments	75	8.3%	86	8.3%
Other [3]	54		64
Investment expense	(55)		(52)
Total net investment income	$1,281	4.5%	$1,373	4.6%
Total net investment income excluding limited partnerships and other alternative investments	$1,206	4.4%	$1,287	4.5%

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
Year ended December 31, 2017, compared to the year ended December 31, 2016
Total net investment income decreased primarily due to lower asset levels as well as lower income received from previously impaired securities.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, decreased slightly to 4.4% in 2017, versus 4.5% in 2016. The decrease was primarily attributable to lower income from previously impaired securities as well as lower make-whole payment income on fixed maturities and prepayment penalties on mortgage loans.

The new money yield, excluding certain U.S. Treasury securities and cash equivalent securities, for the year ended December 31, 2017 was approximately 3.6%, which was below the average yield of sales and maturities of 3.8% for the same period. For the year ended December 31, 2017, the new money yield of 3.6% increased slightly from 3.5% in 2016 largely due to a slight increase in interest rates.
While interest rates have risen recently, we expect the annualized net investment income yield in 2018, excluding limited partnerships and other alternative investments, to be slightly below the portfolio yield earned in 2017. This assumes the Company earns less income in 2018 from make-whole payments on fixed maturities and prepayment penalties on mortgage loans than it did in 2017 and that reinvestment rates continue to be below the average yield of sales and maturities. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.

Net Realized Capital Losses

	For the years ended December 31,
(Before-tax)	2017	2016
Gross gains on sales	$226	$211
Gross losses on sales	(58)	(93)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(14)	(28)
Valuation allowances on mortgage loans	2	—
Results of variable annuity hedge program
GMWB derivatives, net	48	(38)
Macro hedge program	(260)	(163)
Total results of variable annuity hedge program	(212)	(201)
Transactional foreign currency revaluation	(1)	(70)
Non-qualifying foreign currency derivatives	(5)	57
Other, net [1]	2	(39)
Net realized capital losses	$(60)	$(163)

[1]	Primarily consists of changes in value of non-qualifying derivatives including credit derivatives and interest rate derivatives used to manage duration.
Gross Gains and Losses on Sales

•
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, equity securities and U.S Treasuries for the years ended December 31, 2017 and December 31, 2016, respectively.

Variable Annuity Hedge Program

•
For the year ended December 31, 2017, losses on the variable annuity hedge program included losses related to the macro hedge program primarily due to losses of $180 driven by improvements in the equity markets and $85 driven by time decay of options. These losses were partially offset by net gains on the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, primarily due to gains of $25 driven by time decay of options, $20 due to a decline in the equity market volatility and $20 due to policyholder behavior.

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
Estimated Gross Profits
Estimated gross profits (“EGPs”) are used in the valuation and amortization of the DAC asset. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

Significant EGP-based Balances
	As of December 31,
	2017	2016
DAC [1]	$405	$463
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$409	$354

[1]	For additional information on DAC, see Note 6 - Deferred Policy Acquisition Costs of Notes to Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 7 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Consolidated Financial Statements.

Charge to Income, Net of Tax, as a Result of Unlock
	For the years ended December 31,
	2017	2016
DAC	$2	$(74)
Death and Other Insurance Benefit Reserves	(20)	14
Total (pre-tax)	(18)	(60)
Income tax effect	(7)	(21)
Total (after-tax)	$(11)	$(39)
The Unlock charge in the table above includes both assumption unlocks and market unlocks.
The Unlock charge, after-tax, for the year ended December 31, 2017 was primarily due to updates to the macro hedging program cost assumption to reflect 2017 activity, and the effect of updates for variable annuities, including a reduction to the assumed general account investment rates, largely offset by separate account returns being above our aggregated estimated returns during the period.
The Unlock charge, after-tax, for the year ended December 31, 2016 was primarily due to the reduction of the fixed annuity DAC balance to zero, updates to the macro hedging program cost to reflect 2016 activity, and the effect of assumption updates for variable annuities, including to mortality. These impacts were partially offset by separate account returns being above our aggregated estimated returns during the period, largely due to an increase in equity markets, as well as the effect of reducing the assumption about expected future lapses of variable annuities.
Use of Estimated Gross Profits in Amortization and Reserving
For most variable annuity contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that time frame are immaterial. Contracts sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; full and partial surrender rates; interest credited; mortality; and the extent and duration of hedging activities and hedging costs. Changes in these assumptions and changes to other policyholder behavior assumptions such as GMWB utilization, reaction to price increases, and asset allocations cause EGPs to fluctuate which impacts earnings.
The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual fund performance at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps.
Annual Unlock of Assumptions
In the fourth quarter of 2017, the Company completed a comprehensive policyholder behavior assumption study which resulted in a non-market related after-tax charge of $35 and incorporated the results of that study into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and will revise its policyholder assumptions if credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC amortization models, as well as the death and other insurance benefit reserving model.
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
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term rate of return is 8.3%. The annual return assumed over the next five years of approximately (0.4)% was calculated based on the return needed over that period to produce an 8.3% return since March of 2009, the date the Company adopted the RTM estimation technique to project future separate account returns. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 55% of its block of variable annuities to runoff in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 35% as of December 31, 2017. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

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
Valuation of Investments and Derivative Instruments
Fixed Maturities, Equity Securities, Short-term Investments and Free-standing Derivatives
The Company generally determines fair values using valuation techniques that use prices, rates, and other relevant information evident from market transactions involving identical or similar instruments. Valuation techniques also include, where appropriate, estimates of future cash flows that are converted into a single discounted amount using current market expectations. The Company uses a "waterfall" approach comprised of the following pricing sources which are listed in priority order: quoted prices, prices from third-party pricing services, internal matrix pricing, and independent broker quotes. The fair value of free-standing derivative instruments is determined primarily using a discounted cash flow model or option model technique and incorporate counterparty credit risk. In some cases, quoted market prices for exchange-traded transactions and transactions cleared through central clearing houses ("OTC-cleared") may be used and in other cases independent broker quotes may be used. For further discussion, see the Fixed Maturities, Equity Securities, Short-term Investments and Free-standing Derivatives section in Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements. For further discussion on the GMWB customized derivative valuation methodology, see the GMWB Embedded, Customized and Reinsurance Derivatives section in fair value measurement, see Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements.
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

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2017 including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of December 31, 2017 and 2016, the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
In connection with the pending sale of HLI and subsidiaries, the Company will forego approximately $460 of deferred tax assets associated with net operating loss carryovers and foreign tax credits that will be retained by The Hartford. These deferred tax assets continue to be reflected as an asset in the accompanying financial statements as non-recoverability is contingent on the closing of the sale of the business.
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
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from external events. Operational risk is inherent in the Company's business and functional areas. Operational risks include legal; cyber and information security; models; third party vendors; technology; operations; business continuity; disaster recovery; internal and external fraud; and compliance.
Operational risk can result in financial loss, disruption of our business, regulatory actions or damage to our reputation.
Responsibility for day-to-day management of operational risk lies within each business unit and functional area. ERM provides an enterprise-wide view of the Company's operational risk on an aggregate basis. ERM is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. Operational risk mitigation strategies include the following:
•Establishing policies and monitoring risk tolerances and exceptions;
•Conducting business risk assessments and implementing action plans where necessary;
•Validating existing crisis management protocols;
•Identifying and monitoring emerging risks; and
•Purchasing insurance coverage.
Cybersecurity Risk
The Hartford has implemented an information protection program with established governance routines that promote an adaptive approach for assessing and managing risks. The Hartford has invested to build a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology (NIST) Cyber Security Framework and provides preventative, detective and responsive measures that collectively protects the company. Various cyber assurance methods, including security metrics, third party security assessments, external penetration testing, red team exercises, and cyber war game exercises are used to test the effectiveness of the overall cybersecurity control environment.
The Hartford, like many other large financial services companies, blocks attempted cyber intrusions on a daily basis. In the event of a cyber intrusion, the company invokes its Cyber Incident Response Program commensurate with the nature of the intrusion. While the actual methods employed differ based on the event, our approach employs internal teams and outside advisors with specialized skills to support the response and recovery efforts and requires elevation of issues, as necessary, to senior management.
From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions provide detailed, regular reports on cybersecurity matters to The Hartford's Board, including the Finance, Investment, and Risk Management Committee (FIRMCo), which has principal responsibility for oversight of cybersecurity risk, and/or the Audit Committee, which oversees controls for the Company's major risk exposures. The topics covered by these updates include The Hartford's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our protection measures. FIRMCo meets at each regular Board meeting and is briefed on cyber risks at least annually.

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
The Company also utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or to hedge liabilities. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. As of December 31, 2017 and 2016, notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $4.7 billion and $4.6 billion, respectively $4.7 billion and $4.5 billion, respectively, related to investments and $34 and $100, respectively, related to liabilities. The fair value of these derivatives was $(356) and $(404) as of December 31, 2017 and 2016, respectively. These amounts do not include derivatives associated with the Variable Annuity Hedging Program.
Fixed Income Investments
The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $26.8 billion and $28.1 billion at December 31, 2017 and 2016, respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 7.6 years and 6.8 years as of December 31, 2017 and 2016, respectively.
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
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time, and fixed rate annuities contain surrender values that are based upon a market value adjusted formula if held for shorter periods. In addition, certain products such as corporate owned life insurance contracts and the general account portion of variable annuity products credit interest to policyholders subject to market conditions and minimum interest rate guarantees. As of December 31, 2017 and 2016, the Company had $4,728 and $5,187, respectively, of liabilities for fixed annuities and $120 and $194, respectively, of liabilities for guaranteed investment products.
The Company's issued non-investment type contracts include structured settlement contracts, terminal funding agreements, and on-benefit payout annuities (i.e., the annuitant is currently receiving benefits). The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing. Similar to investment-type products, the aggregate cash flow payment streams are relatively predictable. Products in this category may rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. As of December 31, 2017 and 2016, the Company had $6,841 and $6,887, respectively of liabilities for structured settlements and terminal funding agreements and $1,627 and $1,636, respectively, of liabilities for on-benefit payout annuities.

Interest Rate Sensitivity
Fixed Liabilities and the Invested Assets Supporting Them
Included in the following table is the before-tax change in the net economic value of investment contracts including structured settlements, fixed annuity contracts and terminal funding agreements for which the payment rates are fixed at contract issuance and/or the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments. Insulated separate account assets and liabilities are excluded from the analysis because gains and losses in separate accounts accrue to policyholders.
The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

Interest rate sensitivity of fixed liabilities and invested assets supporting them	Change in Net Economic Value as of December 31,
	2017		2016
Basis point shift	-100	+100	-100	+100
(Decrease) increase in economic value, before tax	$(818)	$530	$(634)	$409
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $18.0 billion and $18.3 billion, as of December 31, 2017 and 2016, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets Not Supporting Fixed Liabilities
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting fixed liabilities which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2017 and 2016. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis as the interest rate sensitivity of these investments is generally lower and less predictable than fixed income investments.

Interest rate sensitivity of invested assets not supporting fixed liabilities	Change in Fair Value as of December 31,
	2017		2016
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$547	$(460)	$453	$(409)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $8.8 billion and $9.8 billion, as of December 31, 2017 and 2016, respectively. The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.
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
The components of the gross and net reinsurance recoverables are summarized as follows:

	As of December 31,
Reinsurance Recoverables	2017	2016
Reserve for future policy benefits and other policyholder funds and benefits payable	$20,785	$20,725
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,785	$20,725

[1]	No allowance for uncollectible reinsurance was required as of December 31, 2017 and 2016.
As of December 31, 2017, the Company has reinsurance recoverables from MassMutual and Prudential of $8.3 billion and $11.1 billion, respectively. As of December 31, 2016, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.8 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. As of December 31, 2017, net of invested assets held in trust, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Consolidated Stockholder's Equity.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $40.8 billion and $40.7 billion as of December 31, 2017 and December 31, 2016, respectively.

The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place as of each balance sheet date).

Total Variable Annuity Guarantees as of December 31, 2017
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$40.8	$2.9	$0.6	14%	26%
GMWB	17.8	0.2	0.1	4%	19%

Total Variable Annuity Guarantees as of December 31, 2016
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$40.7	$3.3	$0.7	28%	14%
GMWB	18.3	0.2	0.1	7%	13%

[1]
Contracts with a guaranteed living benefit also have a guaranteed death benefit. The NAR for each benefit is shown; however these benefits are not additive. When a contract terminates due to death, any NAR related to GMWB is released. Similarly, when a contract goes into benefit status on a GMWB, the GMDB NAR is reduced to zero.

[2]	Excludes contracts that are fully reinsured.

[3]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

[4]
Includes contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries. Such contracts had $1.9 billion of account value as of September 30, 2017 and $1.5 billion as of December 31, 2016.

Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offers both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB on that measurement date.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. For policies with a GMWB rider, the company expects to incur GMWB payments in the future only if the account value is reduced over time to a specified level through a combination of market performance and periodic withdrawals, at which point the contractholder will receive an annuity equal to the GRB which is generally equal to premiums less withdrawals. For the Company’s “lifetime” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “lifetime” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements. For additional information on the Company's GMDB liability, see Note 7 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Consolidated Financial Statements.
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
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed withdrawal benefit liabilities (excluding the life contingent portion of GMWB contracts) and hedge assets within the GMWB hedge and Macro hedge programs are carried at fair value.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of December 31, 2017 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis (before tax and DAC) as of December 31, 2017 [1]
	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(8)	$(1)	$(3)	$343	$120	$(90)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$(1)	$—	$(1)	$6	$3	$(3)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(72)	$(14)	$63	$114	$21	$(77)

[1]	These sensitivities are based on the following key market levels as of December 31, 2017: 1) S&P of 2,674; 2) 10yr US swap rate of 2.42%; and 3) S&P 10yr volatility of 23.80%.

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
In December 2017, the Company added hedge positions in the macro hedge program to reduce open equity risk exposure, which increased the sensitivity that changes in equity market returns would have on GAAP net income.
Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk of financial loss due to changes in the relative value between currencies. The Company has foreign currency exchange risk in non-U.S. dollar denominated investments, which primarily consist of fixed maturity and equity investments, foreign denominated cash and a yen denominated fixed payout annuity.
Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the fair value of assets and liabilities. Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2017 and 2016, management estimates that a hypothetical 10% unfavorable change in exchange rates would decrease the fair values by an immaterial amount.
The open foreign currency exposure of non-U.S. dollar denominated investments will most commonly be reduced through the sale of the assets or through hedges using currency futures/forwards/swaps. In order to manage the currency risk related to any non-U.S. dollar denominated liability contracts, the Company enters into foreign currency swaps or holds non-U.S. dollar denominated investments.
Non-U.S. dollar denominated fixed maturities, equities and cash
The fair values of the non-U.S. dollar denominated fixed maturities and equities at December 31, 2017 and 2016 were approximately $104 and $77, respectively. Included in these amounts are $5 and $5 at December 31, 2017 and 2016, respectively, related to non-U.S. dollar denominated fixed maturities and equities that directly support liabilities denominated in the same currencies. The currency risk of the remaining non-U.S. dollar denominated fixed maturities and equities are hedged with foreign currency swaps. The Company holds $216 of yen-denominated cash, of which $214 is derivative cash collateral pledged by counterparties and has an offsetting collateral liability. In addition, the Company holds $306 of euro-denominated cash which is hedged with foreign currency forwards.
The Company has entered into pay U.S. dollar, receive yen swap contracts to hedge the currency exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Non-U.S. dollar denominated funding agreement liability contracts
The Company hedged the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2017 and 2016, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $94 and $94, and a total fair value of $(11) and $(25), respectively.

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

•
Rising equity markets will generally result in an increase in statutory surplus and RBC ratios. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. The Company has reinsured approximately 43% of its risk associated with GMWB and 81% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets.

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
As of December 31, 2017, the Company had no investment exposure to any credit concentration risk of a single issuer, or counterparty greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Consolidated Financial Statements.
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
On October 23, 2017, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company to Baa3. Given this downgrade action, termination rating triggers in two derivative counterparty relationships in which the Company has open derivative contracts were impacted. The Company has successfully re-negotiated the rating triggers with these counterparties. Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company. In addition, as a result of the downgrade of Hartford Life and Annuity Insurance Company, the Company is required to post an additional $9 of collateral related to a single counterparty relationship.
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
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. In accordance with industry standard and the contractual agreements, collateral is typically settled on same business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
For the company's derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in two legal entities that have a threshold greater than zero. The maximum combined threshold for a single counterparty across all legal entities that use derivatives is $10. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider; however, the thresholds for these relationships are zero. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 10 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
For the year ended December 31, 2017, the Company incurred no losses on derivative instruments due to counterparty default.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield. The Company uses credit derivatives to purchase credit protection with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2017 and 2016, the notional amount related to credit derivatives that purchase credit protection was $80 and $131, respectively, while the fair value was $(3) and $(3), respectively. These amounts do not include positions that are in offsetting relationships.
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings. As of December 31, 2017 and 2016, the notional amount related to credit derivatives that assume credit risk was $380 and $458, respectively, while the fair value was $3 and $4, respectively. These amounts do not include positions that are in offsetting relationships.
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

Fixed Maturities by Credit Quality
	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$2,845	$3,058	13.4%	$3,125	$3,275	13.7%
AAA	1,470	1,552	6.8%	1,596	1,650	6.9%
AA	2,334	2,465	10.8%	2,427	2,561	10.8%
A	6,874	7,718	33.9%	7,288	7,857	33.0%
BBB	6,142	6,702	29.4%	6,650	7,019	29.5%
BB & below	1,249	1,304	5.7%	1,421	1,457	6.1%
Total fixed maturities, AFS	$20,914	$22,799	100%	$22,507	$23,819	100%
The fair value of AFS securities decreased, as compared with December 31, 2016, due to the continued run-off of the Company's business. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities and equity, FVO.

Securities by Type
	December 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value
Asset backed securities ("ABS")
Consumer loans	$646	$4	$(10)	$640	2.8%	$828	$4	$(26)	$806	3.4%
Other	175	5	(1)	179	0.8%	183	5	(1)	187	0.8%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	883	2	—	885	3.9%	742	2	(2)	742	3.1%
Other	3	—	—	3	—%	151	47	—	198	0.8%
Commercial mortgage-backed securities ("CMBS")
Agency backed [1]	697	9	(10)	696	3.1%	584	8	(8)	584	2.5%
Bonds	1,116	30	(10)	1,136	5.0%	1,242	32	(19)	1,255	5.3%
Interest only (“IOs”)	248	6	(2)	252	1.1%	309	5	(7)	307	1.3%
Corporate
Basic industry	677	74	—	751	3.3%	651	46	(6)	691	2.9%
Capital goods	972	85	(2)	1,055	4.6%	846	79	(6)	919	3.9%
Consumer cyclical	648	56	(1)	703	3.1%	751	54	(3)	802	3.4%
Consumer non-cyclical	1,774	196	(6)	1,964	8.6%	2,155	159	(18)	2,296	9.6%
Energy	1,358	167	(4)	1,521	6.7%	1,336	110	(9)	1,437	6.0%
Financial services	2,349	264	(5)	2,608	11.4%	2,774	200	(15)	2,959	12.4%
Tech./comm.	1,695	278	(3)	1,970	8.6%	1,863	185	(8)	2,040	8.5%
Transportation	512	45	—	557	2.4%	524	34	(4)	554	2.3%
Utilities	2,443	306	(10)	2,739	12.0%	2,665	233	(25)	2,873	12.1%
Other	159	12	(1)	170	0.8%	112	11	(1)	122	0.5%
Foreign govt./govt. agencies	379	30	(2)	407	1.8%	337	18	(10)	345	1.4%
Municipal bonds
Taxable	1,125	142	(1)	1,266	5.5%	1,098	97	(6)	1,189	5.0%
Residential mortgage-backed securities ("RMBS")
Agency	481	12	(1)	492	2.2%	927	22	(11)	938	3.9%
Non-agency	202	1	(1)	202	0.9%	69	—	(1)	68	0.3%
Alt-A	43	3	—	46	0.2%	48	2	—	50	0.2%
Sub-prime	662	25	—	687	3.0%	698	10	(4)	704	3.0%
U.S. Treasuries	1,667	206	(3)	1,870	8.2%	1,614	153	(14)	1,753	7.4%
Fixed maturities, AFS	$20,914	$1,958	$(73)	$22,799	100%	$22,507	$1,516	$(204)	$23,819	100%
Equity securities
Financial services	40	8	—	48	31.2%	69	1	(1)	69	—
Other	100	6	—	106	68.8%	73	11	(1)	83	—
Equity securities, AFS	140	14	—	154	100%	142	12	(2)	152	—
Total AFS securities	$21,054	$1,972	$(73)	$22,953		$22,649	$1,528	$(206)	$23,971
Fixed maturities, FVO				$32					$82

[1]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.
The decline in the fair value of AFS securities as compared to December 31, 2016 was due to the continued run-off of the Company's business, partially offset by an increase in valuations due to tighter credit spreads.

European Exposure
The European economy performed better than expected in 2017, propelled by resilient private consumption, stronger growth around the world and lower unemployment. While some economic conditions have improved, sluggish wage growth points towards continued accommodative monetary policy throughout Europe in 2018. The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.
As of December 31, 2017, the Company’s European investment exposure had an amortized cost and fair value of $1.7 billion and $1.9 billion, respectively, or 6% of total invested assets; as of December 31, 2016, amortized cost and fair value totaled $1.8 billion and $1.9 billion, respectively. The investment exposure largely relates to corporate entities which are domiciled in or generate a significant portion of their revenue within the United Kingdom, the Netherlands, Germany and Switzerland. As of December 31, 2017 and 2016, the weighted average credit quality of European investments was BBB+ and A-, respectively. Entities domiciled in the United Kingdom comprise the Company's largest exposure; as of December 31, 2017 and 2016, the U.K. exposure totals less than 3% of total invested assets and largely relates to industrial and financial services securities and has an average credit rating of BBB+. The majority of the European investments are U.S. dollar-denominated, and those securities that are British pound or euro-denominated are hedged to U.S. dollars. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A.
Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturities and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$8	$9	$1	$5	$5	$—
AA	181	197	16	319	335	16
A	1,224	1,368	144	1,360	1,462	102
BBB	836	915	79	971	1,028	57
BB & below	140	167	27	188	198	10
Total [1]	$2,389	$2,656	$267	$2,843	$3,028	$185

[1]
Includes equity, AFS securities with an amortized cost and fair value of $40 and $48, respectively as of December 31, 2017 and an amortized cost and fair value of $69 and $69, respectively, as of December 31, 2016 included in the AFS by type table above.

The Company's investment in the financial services sector decreased, as compared to December 31, 2016, primarily due to sales of corporate securities.
Commercial Real Estate
Through December 31, 2017, commercial real estate market conditions, including property prices, occupancies, financial conditions, transaction volume, and delinquencies, remained mostly favorable and delinquencies remained very low. In addition, the availability of credit has has been adequate to refinance loans that have come due.
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

Exposure to CMBS Bonds

	December 31, 2017
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$71	$80	$36	$40	$—	$—	$—	$—	$1	$1	$108	$121
2009	—	—	8	8	—	—	—	—	—	—	8	8
2011	14	14	—	—	—	—	—	—	—	—	14	14
2012	21	22	—	—	10	10	13	12	—	—	44	44
2013	16	16	94	96	51	53	3	4	—	—	164	169
2014	16	17	23	23	31	31	5	5	3	4	78	80
2015	95	95	89	87	48	49	22	23	7	7	261	261
2016	98	98	127	124	43	44	34	35	—	—	302	301
2017	20	20	101	101	—	—	16	17	—	—	137	138
Total	$351	$362	$478	$479	$183	$187	$93	$96	$11	$12	$1,116	$1,136
Credit protection	31.2%		20.8%		13.8%		11.1%		7.9%		22.0%

	December 31, 2016
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$156	$168	$95	$101	$53	$53	$5	$5	$2	$1	$311	$328
2009	8	9	—	—	—	—	—	—	—	—	8	9
2010	—	—	8	8	—	—	—	—	—	—	8	8
2011	14	15	—	—	5	5	—	—	—	—	19	20
2012	22	22	—	—	18	18	14	13	—	—	54	53
2013	16	16	84	87	69	71	4	4	—	—	173	178
2014	16	17	23	23	30	31	—	—	—	—	69	71
2015	114	113	89	87	50	50	30	30	—	—	283	280
2016	94	92	140	134	38	37	45	45	—	—	317	308
Total	$440	$452	$439	$440	$263	$265	$98	$97	$2	$1	$1,242	$1,255
Credit protection	33.2%		21.5%		19.3%		14.5%		6.0%		24.6%

[1]	The vintage year represents the year the pool of loans was originated.

The Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, but may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. As of December 31, 2017, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
Commercial Mortgage Loans

	December 31, 2017			December 31, 2016
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$2,763	$—	$2,763	$2,711	$(19)	$2,692
A-Note participations	109	—	109	119	—	119
Total	$2,872	$—	$2,872	$2,830	$(19)	$2,811

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
During 2017, the Company funded $389 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 70% and a weighted average yield of 3.9%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of December 31, 2017 or December 31, 2016.
Valuation Allowances on Mortgage Loans
For the year ended December 31, 2017, the valuation allowances on mortgage loans decreased $19, largely driven by the foreclosure of a loan. Following the conclusion of the loan's foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during 2017. For the year ended December 31, 2016, there was no change in valuation allowances on mortgage loans.
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type tables.

	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$198	$229	AA-	$201	$222	AA-
Pre-Refunded [1]	—	—		10	10	AAA
Revenue
Transportation	192	213	A+	220	239	A
Health Care	41	45	AA	37	39	AA
Water & Sewer	41	43	AA-	41	41	AA-
Education	137	155	AA	136	149	AA
Sales Tax	34	40	AA	64	72	AA-
Leasing [2]	162	185	AA-	93	106	A+
Power	126	139	A	150	154	A
Housing	49	53	A+	53	56	A+
Other	145	164	A	93	101	A
Total Revenue	927	1,037	A+	887	957	A+
Total Municipal	$1,125	$1,266	A+	$1,098	$1,189	A+
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

As of December 31, 2017 and December 31, 2016, the largest issuer concentrations were the state of California, the Oregon School Boards Association, and Ohio American Municipal Power, Inc., which each comprised less than 6% of the municipal bond portfolio and were comprised of general obligation and revenue bonds.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds, and private equity funds. Since December 31, 2015, the Company has reduced the allocation to hedge funds. Real estate funds consist of investments primarily in real estate equity funds and joint ventures, including some funds with public market exposure. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.
Limited Partnerships and Other Alternative Investments Investment Income

	For the years ended December 31,
	2017		2016
	Amount	Yield	Amount	Yield
Hedge funds	$6	4.6%	$(2)	(0.7)%
Real estate funds	18	12.3%	10	6.8%
Private equity and other funds	51	8.1%	78	12.9%
Total	$75	8.3%	$86	8.3%
Investments in Limited Partnerships and Other Alternative Investments

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Hedge funds	$141	14.1%	$141	15.2%
Real estate funds	159	15.9%	141	15.2%
Private equity and other funds	701	70.0%	648	69.6%
Total	$1,001	100%	$930	100%
Available-for-Sale Securities — Unrealized Loss Aging
Total gross unrealized losses were $73 as of December 31, 2017, and have improved $133, or 65%, from December 31, 2016, due to tighter credit spreads. As of December 31, 2017, $71 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The remaining $2 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily securities with exposure to commercial real estate and corporate securities in the energy sector that decreased in value primarily due to wider credit spreads since the securities were purchased.
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

	December 31, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	498	$1,643	$1,636	$(7)	1,142	$4,359	$4,264	$(95)
Greater than three to six months	241	837	827	(10)	290	770	738	(32)
Greater than six to nine months	89	218	216	(2)	62	190	178	(12)
Greater than nine to eleven months	47	53	52	(1)	45	170	165	(5)
Twelve months or more	379	1,495	1,442	(53)	358	1,225	1,163	(62)
Total	1,254	$4,246	$4,173	$(73)	1,897	$6,714	$6,508	$(206)
The following table presents the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (also included in the table above).

	December 31, 2017				December 31, 2016
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	34	$3	$2	$(1)	39	$2	$2	$—
Greater than three to six months	16	—	—	—	13	1	1	—
Greater than six to nine months	7	—	—	—	10	4	3	(1)
Greater than nine to eleven months	5	—	—	—	5	—	—	—
Twelve months or more	21	3	2	(1)	26	7	4	(3)
Total	83	$6	$4	$(2)	93	$14	$10	$(4)
Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	For the years ended December 31,
	2017	2016
Credit Impairments
CMBS	$1	$1
Corporate	13	21
Total Credit Impairments	14	22
Equity Impairments	—	2
Intent-to-Sell Impairments
Corporate	—	4
Total Intent-to-Sell Impairments	—	4
Total Impairments	$14	$28

Year ended December 31, 2017
For the year ended December 31, 2017, impairments recognized in earnings were comprised of credit impairments of $14. For the year ended December 31, 2017, there were no securities that the Company intends to sell ("intent-to-sell impairments") or impairments on equity securities.
For the year ended December 31, 2017, credit impairments were primarily related to two corporate securities and were identified through security specific reviews and resulted from changes in the financial condition of the issuers. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Non-credit impairments recognized in other comprehensive income were $2 for the year ended December 31, 2017. These non-credit impairments represent the excess of the Company’s best estimate of the discounted future cash flows over the fair value.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
Year ended December 31, 2016
For the year ended December 31, 2016, impairments recognized in earnings were comprised of intent-to-sell impairments of $4 and credit impairments of $22, both of which were primarily concentrated in corporate securities. Also, impairments recognized in earnings included impairments on equity securities of $2 that were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall strength of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of December 31, 2017, there were no amounts outstanding from the HFSG Holding Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2017, was $692. Of this $692 the legal entities have posted collateral of $847, which is inclusive of initial margin requirements, in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2017, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
On October 23, 2017, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company to Baa3. Given this downgrade action, termination rating triggers in two derivative counterparty relationships in which the Company has open derivative contracts were impacted. The Company has successfully re-negotiated the rating triggers with these counterparties. Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company. In addition, as a result of the downgrade of Hartford Life and Annuity Insurance Company, the Company is required to post an additional $9 of collateral related to a single counterparty relationship.
As of December 31, 2017, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of a downgrade of one level below the current financial strength ratings was $1.5 billion and $12, respectively. These amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated.
Insurance Operations
Total general account contractholder obligations are supported by $30 billion of cash and total general account invested assets to meet liquidity needs. As of December 31, 2017, the Company's fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$22,831
Short-term investments	1,094
Cash	537
Less: Derivative collateral	1,039
Total	$23,423
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

The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The Connecticut Department of Insurance (“CTDOI”) will permit the Company to pledge up to $0.9 billion in qualifying assets to secure FHLBB advances for 2018. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of December 31, 2017, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of December 31, 2017
Total Contractholder obligations	$159,552
Less: Separate account assets [1]	115,834
General account contractholder obligations	$43,718
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$18,789
Fixed MVA annuities [3]	4,690
Other [4]	20,239
General account contractholder obligations	$43,718

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

[4]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, may be funded through operating cash flows of the Company, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. These obligations include the general account option for individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses to MassMutual and Prudential, respectively. The reinsurance transactions do not extinguish the Company's primary liability on the insurance policies issued under these businesses.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans of $787 as disclosed in Note 10 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
The following table summarizes the Company’s contractual obligations as of December 31, 2017:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life and annuity obligations [1]	$249,271	$16,269	$28,125	$24,100	$180,777
Operating lease obligations [2]	6	1	2	1	2
Purchase obligations [3]	956	931	22	2	1
Other liabilities reflected on the balance sheet [4]	1,586	1,397	188	1	—
Total	$251,819	$18,598	$28,337	$24,104	$180,780

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

[3]
Included in purchase obligations is $40 relating to contractual commitments to purchase various goods and services such as maintenance and information technology in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty, or contracts that do not specify minimum levels of goods or services to be purchased.

[4]	Includes consumer notes of $8. Consumer notes include principal payments, contractual interest for fixed rate notes, and interest based on current rates for floating rate notes.

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
In 2017, HLIC paid dividends of $1.4 billion of which $800 was a return of capital used by The Hartford to help fund Hartford Life and Accident Insurance Company's ("HLA") acquisition of the Aetna's U.S. group life and disability business. $550 of the $800 return of capital was funded through an extraordinary dividend from HLAI to the Company and approved by the CTDOI.
On December 4, 2017, The Hartford announced it had entered into a definitive agreement to sell the Company's parent, Hartford Life Inc., to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safara Group. Prior to the expected close in 2018, the Company anticipates paying an additional $300 in dividends to its parent, subject to approval by the CTDOI. The sale is anticipated to close by June 30, 2018, subject to regulatory approval and other closing conditions.

Cash Flows

	2017	2016	2015
Net cash provided by operating activities	$797	$784	$682
Net cash provided by investing activities	$1,466	$864	$1,446
Net cash used for financing activities	$(2,280)	$(1,399)	$(2,081)
Cash - end of year	$537	$554	$305
Net cash provided by operating activities increased in 2017 as compared to 2016 primarily due to decreases in claims and benefits paid as well as a decrease in operating expenses, largely offset by a decrease in fee income and federal income tax refunds.
Net cash provided by investing activities in 2017 primarily relates to net proceeds from available-for-sale securities of approximately $1.6 billion. Net cash provided by investing activities in 2016 primarily relates to net proceeds from available-for-sale securities of approximately $1.5 billion, partially offset by net payments for short-term investments of $769. Net cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of approximately $1.6 billion.
Net cash used for financing activities in 2017 relates to net payments for deposits, transfers and withdrawals for investment and universal life-type contracts of approximately $1.2 billion and the return of capital to the parent of approximately $1.4 billion, partially offset by a $360 net increase in securities loaned or sold under agreements to repurchase. Net cash used for financing activities in 2016 relates to net payments for deposits, transfers and withdrawals for investment and universal life-type contracts of approximately $0.9 billion and the return of capital to the parent of approximately $0.8 billion. Net cash used for financing activities in 2015 relates to the return of capital to the parent of approximately $1.0 billion and net payments for deposits, transfers and withdrawals for investment and universal life-type contracts of approximately $1.3 billion.
Operating cash flows in all periods have been adequate to meet liquidity requirements.
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
On October 23, 2017, Moody’s Investor Service downgraded the insurance financial strength rating of Hartford Life Insurance Company and Hartford Life & Annuity Insurance Company to Baa3 from Baa2.
The following ratings actions were announced in connection with The Hartford's definitive agreement to sell Hartford Life Inc. and its life and annuity operating subsidiaries, Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company.
On December 4, 2017, Moody's Investors Service placed its ratings for Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company, both rated Baa3 for insurance financial strength, under review for further downgrade, and downgraded the senior debt rating of Hartford Life, Inc. to Ba3 from Baa2 with a continuing review for downgrade.
On December 4, 2017, S&P Global Ratings lowered its issuer credit rating on Hartford Life Inc. to BB/B from BBB/A-2. At the same time, they lowered the issuer and financial strength ratings on Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company to BBB from BBB+. The above ratings were placed on CreditWatch with Negative implications.
On December 5, 2017, A.M. Best downgraded the financial strength rating to B++ (Good) from A- (Excellent) and the long-term issuer credit ratings to bbb+ from a- of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. Additionally, A.M. Best downgraded the long-term issuer credit rating to bbb- from bbb of Hartford Life Inc. Concurrently, A.M. Best has placed all credit ratings for these entities under review with developing implications.
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of February 27, 2018:

Insurance Financial Strength Ratings:	A.M. Best	Standard & Poor’s	Moody’s
Hartford Life Insurance Company	B++	BBB	Baa3
Hartford Life and Annuity Insurance Company	B++	BBB	Baa3
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
Statutory Capital
The Company’s stockholder's equity, as prepared using U.S. GAAP, was $6.7 billion as of December 31, 2017. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”), was $3.6 billion as of December 31, 2017.
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
Risk-based Capital
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations, based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". The Company and all of its operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. The RBC ratios for the Company and its principal life insurance operating subsidiaries were all in excess of 300% of their Company Action Levels as of December 31, 2017 and 2016. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising or promotional activities.
Contingencies
Legal Proceedings
For further information on other contingencies, see Note 10 - Commitments and Contingencies of Notes to Consolidated Financial Statements.

Legislative and Regulatory Developments
Tax Reform
At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the Company include the reduction of the corporate tax rate from 35% to 21% and the repeal of the corporate alternative minimum tax (AMT) and the refunding of AMT credits. We continue to analyze Tax Reform for other potential impacts. The U.S. Treasury and IRS will develop guidance implementing Tax Reform, and Congress may consider additional technical corrections to the legislation. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I.
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
Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2017.
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
The Company’s management assessed its internal controls over financial reporting as of December 31, 2017 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2017 and 2016.

(amounts are in whole dollars)	Year Ended December 31, 2017	Year Ended December 31, 2016
(1) Audit fees	$4,065,000	$5,877,000
(2) Audit-related fees [1]	—	12,500
(3) Tax fees	—	—
(4) All other fees	—	—
Total	$4,065,000	$5,889,500
[1] Fees for the year ended December 31, 2016 principally consisted of procedures related to a legal entity reorganization project.
The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2017 and 2016 was compatible with maintaining the Deloitte Entities’ independence.
The Committee has established policies requiring pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Committee pre-approve specifically described audit, and audit-related services, annually. For the annual pre-approval, the Committee approves categories of audit services, audit-related services and related fee budgets. For all pre-approvals, the Committee considers whether such services are consistent with the rules of the SEC and the Public Company Accounting Oversight Board on auditor independence. The independent registered public accounting firm and management report to the Committee on a timely basis regarding the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the limits approved by the Committee. The Committee’s policies require specific pre-approval of all tax services, internal control-related services and all other permitted services on an individual project basis. As provided by the Committee’s policies, the Committee has delegated to its Chairman the authority to address any requests for pre-approval of services between Committee meetings, up to a maximum of $100 thousand. The Chairman must report any pre-approvals to the full Committee at its next scheduled meeting.

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
Hartford, Connecticut
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hartford Life Insurance Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the consolidated financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 1, 2018

We have served as the Company’s auditor since 2002.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
(In millions)	2017	2016	2015
Revenues
Fee income and other	$906	$969	$1,097
Earned premiums	105	203	92
Net investment income	1,281	1,373	1,456
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(16)	(29)	(63)
OTTI losses recognized in other comprehensive income	2	1	2
Net OTTI losses recognized in earnings	(14)	(28)	(61)
Other net realized capital losses	(46)	(135)	(85)
Total net realized capital losses	(60)	(163)	(146)
Total revenues	2,232	2,382	2,499
Benefits, losses and expenses
Benefits, loss and loss adjustment expenses	1,406	1,437	1,402
Amortization of deferred policy acquisition costs ("DAC")	48	114	69
Insurance operating costs and other expenses	400	472	524
Reinsurance gain on disposition	—	—	(28)
Dividends to policyholders	2	3	2
Total benefits, losses and expenses	1,856	2,026	1,969
Income before income taxes	376	356	530
Income tax expense	422	74	30
Net (loss) income	$(46)	$282	$500
See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2017	2016	2015
Net (loss) income	$(46)	$282	$500
Other comprehensive income (loss):
Change in net unrealized gain on securities	329	154	(615)
Change in net gain on cash-flow hedging instruments	(28)	(25)	(13)
OCI, net of tax	301	129	(628)
Comprehensive income (loss)	$255	$411	$(128)
 See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2017	2016
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,914 and $22,507)	$22,799	$23,819
Fixed maturities, at fair value using the fair value option	32	82
Equity securities, available-for-sale, at fair value (cost of $140 and $142)	154	152
Mortgage loans (net of allowance for loan losses of $0 and $19)	2,872	2,811
Policy loans, at outstanding balance	1,432	1,442
Limited partnerships and other alternative investments	1,001	930
Other investments	213	293
Short-term investments	1,094	1,349
Total investments	29,597	30,878
Cash	537	554
Premiums receivable and agents’ balances, net	15	18
Reinsurance recoverables	20,785	20,725
Deferred policy acquisition costs	405	463
Deferred income taxes, net	556	1,437
Other assets	1,003	606
Separate account assets	115,834	115,665
Total assets	$168,732	$170,346
Liabilities
Reserve for future policy benefits	$14,482	$14,000
Other policyholder funds and benefits payable	29,228	30,588
Other liabilities	2,508	2,272
Separate account liabilities	115,834	115,665
Total liabilities	162,052	162,525
Commitments and Contingencies (Note 10)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	3,539	4,935
Accumulated other comprehensive income, net of tax	1,023	722
Retained earnings	2,112	2,158
Total stockholder’s equity	6,680	7,821
Total liabilities and stockholder’s equity	$168,732	$170,346
See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder's Equity

	Year Ended December 31,
(In millions, except for share data)	2017	2016	2015
Common Stock	$6	$6	$6
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	4,935	5,687	6,688
Return of capital to parent	(1,396)	(752)	(1,001)
Additional Paid-in Capital, end of period	3,539	4,935	5,687
Retained Earnings
Retained Earnings, beginning of period	2,158	1,876	1,376
Net (loss) income	(46)	282	500
Retained Earnings, end of period	2,112	2,158	1,876
Accumulated Other Comprehensive Income, net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	722	593	1,221
Total other comprehensive income	301	129	(628)
Accumulated Other Comprehensive Income, net of tax, end of period	1,023	722	593
Total Stockholder’s Equity	$6,680	$7,821	$8,162
See Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2017	2016	2015
Operating Activities
Net (loss) income	$(46)	$282	$500
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Net realized capital losses	60	163	146
Amortization of deferred policy acquisition costs	48	114	69
Additions to deferred policy acquisition costs	(2)	(7)	(7)
Reinsurance gain on disposition	—	—	(28)
Depreciation and amortization (accretion), net	31	9	(14)
Other operating activities, net	143	33	38
Change in assets and liabilities:
Decrease (increase) in reinsurance recoverables	4	117	(14)
(Decrease) increase in accrued and deferred income taxes	(5)	278	(62)
Impact of tax reform on accrued and deferred income taxes	396	—	—
Increase in unpaid losses and loss adjustment expenses, reserve for future policy benefits, and unearned premiums	387	111	276
Net changes in other assets and other liabilities	(219)	(316)	(222)
Net cash provided by operating activities	797	784	682
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	10,315	10,152	11,465
Fixed maturities, fair value option	50	68	107
Equity securities, available-for-sale	203	321	586
Mortgage loans	396	371	467
Partnerships	113	395	252
Payments for the purchase of:
Fixed maturities and short-term investments, available-for-sale	(8,713)	(8,889)	(11,755)
Fixed maturities, fair value option	—	(29)	(67)
Equity securities, available-for-sale	(199)	(58)	(535)
Mortgage loans	(469)	(263)	(282)
Partnerships	(235)	(151)	(199)
Net payments for derivatives	(283)	(261)	(167)
Net increase (decrease) in policy loans	12	2	(31)
Net additions to property and equipment	(18)	—	—
Net proceeds from (payments for) short-term investments	251	(769)	1,604
Other investing activities, net	43	(25)	1
Net cash provided by investing activities	1,466	864	1,446
Financing Activities
Deposits and other additions to investment and universal life-type contracts	4,549	4,162	4,674
Withdrawals and other deductions from investment and universal life-type contracts	(13,749)	(14,871)	(16,972)
Net transfers from separate accounts related to investment and universal life-type contracts	7,969	9,811	10,987
Net increase in securities loaned or sold under agreements to repurchase	360	268	264
Return of capital to parent	(1,396)	(752)	(1,001)
Net repayments at maturity or settlement of consumer notes	(13)	(17)	(33)
Net cash used for financing activities	(2,280)	(1,399)	(2,081)
Net (decrease) increase in cash	(17)	249	47
Cash — beginning of year	554	305	258
Cash — end of year	$537	$554	$305
Supplemental Disclosure of Cash Flow Information
Income tax received (paid)	57	210	(80)
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
During the year ended December 31, 2017, the Company paid dividends of $1.4 billion to its parent.
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
Sale of Life and Annuity Run-off Business
On December 3, 2017, the Company’s indirect parent, Hartford Holdings, Inc. ("HHI") entered into a definitive agreement to sell Hartford Life, Inc. ("HLI"), the Company's direct parent, to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. Under the terms of the purchase and sale agreement, the investor group will form a limited partnership that will acquire HLI, a holding company, and HLI’s life and annuity operating subsidiaries, including the Company.
Future Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
In February, the FASB issued new accounting guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment.  Under U.S. GAAP the Company recorded the total effect of the change in enacted tax rates on deferred tax balances in the income tax expense component of net income.  The new accounting guidance permits the Company to reclassify $193 out of AOCI and into retained earnings for the “stranded” amount in AOCI that resulted from recording the tax effects of unrealized investment gains at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. The Company will adopt the new guidance as of January 1, 2018 and make this $193 reclassification.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Hedging Activities
The FASB issued updated guidance on hedge accounting. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. For cash flow hedges, the ineffectiveness will be recognized in earnings only when the hedged transaction affects earnings; otherwise, the ineffectiveness gains or losses will remain in AOCI. Under current accounting, total hedge ineffectiveness is reported separately in realized gains and losses apart from the hedged transaction. The updated guidance is effective January 1, 2019 through a cumulative effect adjustment that will reclassify cumulative ineffectiveness on open cash flow hedges from retained earnings to AOCI. Early adoption is permitted as of the beginning of a year. The Company has not yet determined the timing for adoption or estimated the effect on the Company’s financial statements.
Financial Instruments - Credit Losses
The FASB issued updated guidance for recognition and measurement of credit losses on financial instruments. The new guidance will replace the “incurred loss” approach with an “expected loss” model for recognizing credit losses for instruments carried at other than fair value, which will initially result in the recognition of greater allowances for losses. The allowance will be an estimate of credit losses expected over the life of debt instruments, such as mortgage loans, reinsurance recoverables and receivables. Credit losses on fixed maturities available-for-sale (“AFS”) carried at fair value will continue to be measured like other-than-temporary impairments (“OTTI”); however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on fixed maturities AFS cannot cause the net carrying value to be below fair value and, therefore, it is possible that future increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance also requires purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. The guidance is effective January 1, 2020 through a cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses for debt instruments carried at other than fair value. No allowance will be recognized at adoption for fixed maturities AFS; rather, their cost basis will be evaluated for an allowance for credit losses prospectively. The Company expects to adopt the updated guidance January 1, 2020, as required, although earlier adoption is permitted as of January 1, 2019. The Company has not yet determined the effect on the Company’s consolidated financial statements and the ultimate impact of the adoption will depend on the composition of the debt instruments and market conditions at the adoption date. Significant implementation matters yet to be addressed include estimating lifetime expected losses on debt instruments carried at other than fair value, determining the impact of valuation allowances on net investment income from fixed maturities AFS, updating our investment accounting system functionality to maintain adjustable valuation allowance on fixed maturities, AFS, subject to a fair value floor, and developing a detailed implementation plan.
Financial Instruments - Recognition and Measurement
The FASB issued updated guidance for the recognition and measurement of financial instruments. The new guidance will require investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The new guidance will also require a deferred tax asset resulting from net unrealized losses on available-for-sale fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under existing guidance, the Company measures investments in equity securities, AFS, at fair value with changes in fair value reported in other comprehensive income. As required, the Company will adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed. The impact to the Company will be increased volatility in net income beginning in 2018. Any difference in the evaluation of deferred tax assets may also affect stockholder's equity. Cash flows will not be affected. The impact will depend on the composition of the Company’s investment portfolio in the future and changes in fair value of the Company’s investments. As of January 1, 2018, the Company will reclassify from AOCI to retained earnings net unrealized gains of $11 related to equity securities, AFS having a fair value of $154. Had the new accounting guidance been in place since the beginning of 2017, the Company would have recognized mark-to-market gains of $3 after-tax in net income for the year ended December 31, 2017.
Revenue Recognition
The FASB issued updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to receive in exchange for those goods or services, and this accounting guidance is similar to current accounting for many transactions. The Company will adopt the guidance on January 1, 2018, as required, and the adoption will have no effect on the Company’s financial position, results of operations or cash flows.

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
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. Most of these investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as available-for-sale ("AFS") and are carried at fair value. The after-tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI, after adjustments for the effect of deducting certain life and annuity deferred policy acquisition costs and reserve adjustments. Effective January 1, 2018, equity securities will be measured at fair value with any changes in valuation reported in net income. For further information, see Financial Instruments - Recognition and Measurement discussion above. Fixed maturities for which the Company elected the fair value option are classified as FVO, generally certain securities that contain embedded credit derivatives, and are carried at fair value with changes in value recorded in realized capital gains and losses. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds on a one-month delay. Accordingly, income for the years ended December 31, 2017, 2016, and 2015 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivative instruments which are carried at fair value.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in fixed maturities and equity securities FVO, and derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, as well as ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of certain fair-value hedging instruments and their associated hedged item. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies as discussed in Note 3 - Investments of Notes to Consolidated Financial Statements. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method; however, if these investments are impaired and for certain other asset-backed securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings; however, for a portion of those investments, the Company used investment fund accounting applied to a wholly-owned fund of funds which was liquidated during 2016. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2017, 2016 and 2015.
Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC"), transactions cleared through central clearing houses ("OTC-cleared") and exchange traded derivative instruments as part of its overall risk management strategy as well as to enter into replication transactions. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives:

•	to hedge risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility;

•	to manage liquidity;

•	to control transaction costs;

•	to enter into synthetic replication transactions.
Interest rate and credit default swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, little to no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.
Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike interest rate or falls below the floor strike interest rate, applied to a notional principal amount. A premium payment determined at inception is made by the purchaser of the contract and no principal payments are exchanged.
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
The Company clears certain interest rate swap and credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid securities, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash as variation margin based on daily market value movements. For information on collateral, see the derivative collateral arrangements section in Note 4 - Derivative Instruments of Notes to Consolidated Financial Statements. In addition, OTC-cleared transactions include price alignment amounts either received or paid on the variation margin, which are reflected in realized capital gains and losses or, if characterized as interest, in net investment income.
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
Fair Value Hedges - Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as net realized capital gains and losses with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic cash flows and accruals of income/expense ("periodic derivative net coupon settlements") are recorded in the line item of the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded.
Cash Flow Hedges - Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, including foreign-currency cash flow hedges, are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded. Cash flows from cash flow hedges are presented in the same category as the cash flows from the items being hedged in the Consolidated Statement of Cash Flows.
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
When cash flow hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings.
In other situations in which hedge accounting is discontinued, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are reclassified into earnings when earnings are impacted by the hedged item.
Embedded Derivatives
The Company purchases investments and has previously issued financial products that contain embedded derivative instruments. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.
Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally requires that OTC derivative contracts, other than certain forward contracts, be governed by International Swaps and Derivatives Association ("ISDA") agreements which are structured by legal entity and by counterparty, and permit right of offset. Some agreements require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. OTC-cleared derivatives are governed by clearing house rules. Transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin and act as an independent valuation source. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.
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
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e., risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting, investment, and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as financing transactions.
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
For universal life-type contracts (including variable annuities), the DAC asset is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits ("EGPs"). The Company also uses the present value EGPs to determine reserves for universal life type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, life-contingent guaranteed minimum withdrawal and universal life insurance secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
For most life insurance product contracts, including variable annuities, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that time frame are immaterial. Contracts sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; full and partial surrender rates; interest credited; mortality; and the extent and duration of hedging activities and hedging costs.
The Company determines EGPs from a single deterministic reversion to mean ("RTM") separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual fund performance at the end of each quarter. Through a consideration of recent market returns, the Company will unlock ("Unlock"), or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps. This Unlock for future separate account returns is determined each quarter.
In the fourth quarter of 2017, the Company completed a comprehensive policyholder behavior assumption study which resulted in a non-market related after-tax charge and incorporated the results of that study into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and will revise its policyholder assumptions if credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the variable annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC models, as well as, EGPs used in the death and other insurance benefit reserving models.

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
Policyholders may exchange contracts or make modifications to existing contracts.  If the new contract or the modification results in a substantially changed replacement contract, the existing DAC is written off through income.  If the new or modified contract is not substantially changed, the existing DAC continues to be amortized and incremental costs are expensed in the period incurred.
Reserve for Future Policy Benefits
Reserve for Future Policy Benefits on Universal Life-type Contracts
Certain contracts classified as universal life-type include death and other insurance benefit features including guaranteed minimum death benefit ("GMDB") and the life-contingent portion of guaranteed minimum withdrawal benefit ("GMWB") riders offered with variable annuity contracts, as well as secondary guarantee benefits offered with universal life insurance contracts. Universal life insurance secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. GMDB riders on variable annuities provide a death benefit during the accumulation phase that is generally equal to the greater of (a) the contract value at death or (b) premium payments less any prior withdrawals and may include adjustments that increase the benefit, such as for maximum anniversary value ("MAV"). For the Company's products with GMWB riders, the withdrawal benefit can exceed the guaranteed remaining balance ("GRB"), which is generally equal to premiums less withdrawals. In addition to recording an account value liability that represents policyholder funds, the Company records a death and other insurance benefit liability for GMDBs, the life-contingent portion of GMWBs and the universal life insurance secondary guarantees. This death and other insurance benefit liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
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

Reserve for Future Policy Benefits on Traditional Annuity and Other Contracts
Traditional annuities recorded within the reserve for future policy benefits primarily include life-contingent contracts in the payout phase such as structured settlements and terminal funding agreements. Other contracts within the reserve for policyholder benefits include whole life and guaranteed term life insurance contracts. The reserve for future policy benefits is calculated using standard actuarial methods considering the present value of future benefits and related expenses to be paid less the present value of the portion of future premiums required using assumptions “locked in” at the time the policies were issued, including discount rate, withdrawal, mortality and expense assumptions deemed appropriate at the issue date. Future policy benefits are computed at amounts that, with additions from any estimated premiums to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. While assumptions are locked in upon issuance of new contracts and annuitizations of existing contracts, significant changes in experience or assumptions may require the Company to establish premium deficiency reserves. Premium deficiency reserves, if any, are established based on current assumptions without considering a provision for adverse deviation. Changes in or deviations from the assumptions used can significantly affect the Company’s reserve levels and results from operations.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$819	$—	$806	$13
Collateralized debt obligations ("CDOs")	888	—	815	73
Commercial mortgage-backed securities ("CMBS")	2,084	—	2,058	26
Corporate	14,038	—	13,595	443
Foreign government/government agencies	407	—	406	1
Municipal	1,266	—	1,228	38
Residential mortgage-backed securities ("RMBS")	1,427	—	735	692
U.S. Treasuries	1,870	284	1,586	—
Total fixed maturities	22,799	284	21,229	1,286
Fixed maturities, FVO	32	—	32	—
Equity securities, trading [1]	12	12	—	—
Equity securities, AFS	154	61	47	46
Derivative assets
Credit derivatives	1	—	1	—
Foreign exchange derivatives	(1)	—	(1)	—
Interest rate derivatives	47	—	47	—
GMWB hedging instruments	69	—	35	34
Macro hedge program	19	—	—	19
Total derivative assets [2]	135	—	82	53
Short-term investments	1,094	807	287	—
Reinsurance recoverable for GMWB	36	—	—	36
Modified coinsurance reinsurance contracts	55	—	55	—
Separate account assets [3]	113,302	73,538	38,677	185
Total assets accounted for at fair value on a recurring basis	$137,619	$74,702	$60,409	$1,606
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(75)	$—	$—	$(75)
Total other policyholder funds and benefits payable	(75)	—	—	(75)
Derivative liabilities
Foreign exchange derivatives	(187)	—	(187)	—
Interest rate derivatives	(403)	—	(374)	(29)
GMWB hedging instruments	(2)	—	(2)	—
Macro hedge program	4	—	—	4
Total derivative liabilities [4]	(588)	—	(563)	(25)
Total liabilities accounted for at fair value on a recurring basis	$(663)	$—	$(563)	$(100)

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

[3]
Approximately $2.5 billion and $4.0 billion of investment sales receivable, as of December 31, 2017 and December 31, 2016, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $0.9 billion and $1.0 billion of investments, as of December 31, 2017 and December 31, 2016, respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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
In addition, The Hartford’s enterprise-wide Operational Risk Management function, led by the Chief Risk Officer, is responsible for model risk management and provides an independent review of the suitability and reliability of model inputs, as well as an analysis of significant changes to current models.
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
• Quoted prices in markets that are not active	• For privately traded equity securities, internal discounted cash flow models utilizing earnings multiples or other cash flow assumptions that are not observable
Short Term Investments
• Benchmark yields and spreads • Reported trades, bids, offers • Issuer spreads and credit default swap curves • Material event notices and new issue money market rates	Not applicable
Derivatives
Credit derivatives
• Swap yield curve • Credit default swap curves	Not applicable
Equity derivatives
• Equity index levels • Swap yield curve	• Independent broker quotes • Equity volatility
Foreign exchange derivatives
• Swap yield curve • Currency spot and forward rates • Cross currency basis curves	Not applicable
Interest rate derivatives
• Swap yield curve	• Independent broker quotes • Interest rate volatility

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of December 31, 2017
CMBS [3]	$15	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	457bps	Decrease
Corporate [4]	190	Discounted cash flows	Spread	103bps	1,000bps	355bps	Decrease
Municipal [3]	22	Discounted cash flows	Spread	192bps	250bps	228bps	Decrease
RMBS [3]	692	Discounted cash flows	Spread	24bps	463bps	77bps	Decrease
			Constant prepayment rate	—%	25%	6%	Decrease [5]
			Constant default rate	—%	7%	4%	Decrease
			Loss severity	—%	100%	65%	Decrease
As of December 31, 2016
CMBS [3]	$9	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	10bps	1,273bps	249bps	Decrease
Corporate [4]	265	Discounted cash flows	Spread	122bps	1,021bps	373bps	Decrease
Municipal [3]	56	Discounted cash flows	Spread	135bps	286bps	195bps	Decrease
RMBS [3]	704	Discounted cash flows	Spread	16bps	1,830bps	189bps	Decrease
			Constant prepayment rate	—%	20%	4%	Decrease [5]
			Constant default rate	1%	10%	5%	Decrease
			Loss severity	—%	100%	75%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker-priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of December 31, 2017
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	2%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(26)	Option model	Equity volatility	19%	19%	Increase
Equity options	1	Option model	Equity volatility	27%	30%	Increase
Customized swaps	59	Discounted cash flows	Equity volatility	7%	30%	Increase
Macro hedge program
Equity options [2]	29	Option model	Equity volatility	18%	31%	Increase
As of December 31, 2016
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(36)	Option model	Equity volatility	20%	23%	Increase
Equity options	17	Option model	Equity volatility	27%	30%	Increase
Customized swaps	100	Discounted cash flows	Equity volatility	12%	30%	Increase
Macro hedge program
Equity options	188	Option model	Equity volatility	17%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations.
The tables above exclude the portion of ABS, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the year ended December 31, 2017, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $773 and $563, for the years ended December 31, 2017 and 2016, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the years ended December 31, 2017 and 2016, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the years ended December 31, 2017 and 2016, for the transfers into and out of Level 3.

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
The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions should we implement further initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated at least annually as part of the Company’s annual fourth-quarter comprehensive study to refine its estimate of future gross profits. In addition, the Company recognizes non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices.

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

Significant Unobservable Inputs for Level 3 GMWB Embedded Customized and Reinsurance Derivatives
	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
As of December 31, 2017
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	30%	75%	Increase
Equity Volatility [6]	7%	30%	Increase
As of December 31, 2016
	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	12%	30%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account’s share of the NAV, 51%and 39% were subject to significant liquidation restrictions as of December 31, 2017 and December 31, 2016, respectively. Total limited partnerships that do not allow any form of redemption were 21% and 11%, as of December 31, 2017 and December 31, 2016, respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS, and commercial mortgage loans.

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

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Year Ended December 31, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of December 31, 2017
Assets
Fixed Maturities, AFS
ABS	$37	$—	$—	$14	$(6)	$—	$6	$(38)	$13
CDOs	260	14	(17)	147	(107)	(19)	—	(205)	73
CMBS	21	—	1	33	(4)	—	—	(25)	26
Corporate	566	(8)	23	111	(7)	(95)	78	(225)	443
Foreign Govt./Govt. Agencies	17	—	1	3	(2)	—	—	(18)	1
Municipal	72	—	4	—	(1)	(5)	—	(32)	38
RMBS	711	—	19	155	(185)	—	—	(8)	692
Total Fixed Maturities, AFS	1,684	6	31	463	(312)	(119)	84	(551)	1,286
Equity Securities, AFS	44	—	(4)	6	—	—	—	—	46
Freestanding Derivatives
Interest rate	(30)	1	—	—	—	—	—	—	(29)
GMWB hedging instruments	81	(47)	—	—	—	—	—	—	34
Macro hedge program	167	10	—	9	—	(163)	—	—	23
Total Freestanding Derivatives [5]	218	(36)	—	9	—	(163)	—	—	28
Reinsurance Recoverable for GMWB	73	(52)	—	—	15	—	—	—	36
Separate Accounts	201	3	6	152	(8)	(53)	11	(127)	185
Total Assets	$2,220	$(79)	$33	$630	$(305)	$(335)	$95	$(678)	$1,581
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	(241)	231	—	—	(65)	—	—	—	(75)
Equity Linked Notes	(33)	(4)	—	—	37	—	—	—	—
Total Other Policyholder Funds and Benefits Payable	(274)	227	—	—	(28)	—	—	—	(75)
Total Liabilities	$(274)	$227	$—	$—	$(28)	$—	$—	$—	$(75)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) included in Net Income for Financial Instruments Classified as Level 3 Still Held at Year End
	December 31, 2017 [1] [2]	December 31, 2016 [1] [2]
Assets
Fixed Maturities, AFS
CMBS	$—	$(1)
Corporate	(1)	(13)
Total Fixed Maturities, AFS	(1)	(14)
Equity Securities, AFS	—	(1)
Freestanding Derivatives
Interest Rate	1	—
GMWB hedging instruments	(61)	(52)
Macro hedge program	(77)	(33)
Total Freestanding Derivatives	(137)	(85)
Reinsurance Recoverable for GMWB	(52)	(24)
Separate Accounts	1	—
Total Assets	$(189)	$(124)
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$231	$88
Equity Linked Notes	(4)	(7)
Total Other Policyholder Funds and Benefits Payable	227	81
Total Liabilities	$227	$81

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
The Company also previously elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedged the risk associated with the investments. The swaps did not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps were recorded in net realized capital gains and losses. These equity securities were classified within equity securities, AFS on the Consolidated Balance Sheets. Income earned from FVO securities was recorded in net investment income and changes in fair value were recorded in net realized capital gains and losses. The Company did not hold any of these equity securities as of December 31, 2017 or December 31, 2016.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Fair Value of Assets using the Fair Value Option
	For the year ended December 31,
	2017	2016	2015
Assets
Fixed maturities, FVO
CDOs	$—	$—	$1
Corporate	—	—	(3)
Foreign government	—	—	2
RMBS	—	3	—
Total fixed maturities, FVO	$—	$3	$—
Equity, FVO	1	(34)	(12)
Total realized capital gains (losses)	$1	$(31)	$(12)

Fair Value of Assets and Liabilities using the Fair Value Option
	As of December 31,
	2017	2016
Assets
Fixed maturities, FVO
RMBS	$32	$82
Total fixed maturities, FVO	$32	$82

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
	December 31, 2017
Assets
Policy loans	Level 3	$1,432	$1,432
Mortgage loans	Level 3	$2,872	$2,941
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$5,905	$6,095
Consumer notes [2] [3]	Level 3	$8	$8
Assumed investment contracts [3]	Level 3	$342	$361
	December 31, 2016
Assets
Policy loans	Level 3	$1,442	$1,442
Mortgage loans	Level 3	$2,811	$2,843
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,436	$6,626
Consumer notes [2] [3]	Level 3	$20	$20
Assumed investment contracts [3]	Level 3	$487	$526

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Consolidated Balance Sheets.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Investment Income
	For the years ended December 31,
(Before-tax)	2017	2016	2015
Fixed maturities [1]	$995	$1,049	$1,095
Equity securities	9	8	7
Mortgage loans	124	135	152
Policy loans	79	83	82
Limited partnerships and other alternative investments	75	86	97
Other investments [2]	54	64	82
Investment expenses	(55)	(52)	(59)
Total net investment income	$1,281	$1,373	$1,456

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.

Net Realized Capital Losses
	For the years ended December 31,
(Before-tax)	2017	2016	2015
Gross gains on sales	$226	$211	$239
Gross losses on sales	(58)	(93)	(211)
Net OTTI losses recognized in earnings	(14)	(28)	(61)
Valuation allowances on mortgage loans	2	—	(4)
Results of variable annuity hedge program
GMWB derivatives, net	48	(38)	(87)
Macro hedge program	(260)	(163)	(46)
Total results of variable annuity hedge program	(212)	(201)	(133)
Transactional foreign currency revaluation	(1)	(70)	(4)
Non-qualifying foreign currency derivatives	(5)	57	(16)
Other, net [1]	2	(39)	44
Net realized capital losses	$(60)	$(163)	$(146)

[1]	Includes non-qualifying derivatives, excluding variable annuity hedge program and foreign currency derivatives, of $(13), $(12), and $46, respectively for 2017, 2016 and 2015.
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $153, $89 and $(27) for the years ended December 31, 2017, 2016 and 2015, respectively.

Sales of AFS Securities
	For the years ended December 31,
	2017	2016	2015
Fixed maturities, AFS
Sale proceeds	$7,979	$7,409	$9,454
Gross gains	211	206	195
Gross losses	(56)	(85)	(161)
Equity securities, AFS
Sale proceeds	$203	$321	$586
Gross gains	13	4	26
Gross losses	(1)	(8)	(26)
Sales of AFS securities in 2017 were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.

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

Impairments in Earnings by Type
	For the years ended December 31,
	2017	2016	2015
Intent-to-sell impairments	$—	$4	$24
Credit impairments	14	22	23
Impairments on equity securities	—	2	14
Total impairments	$14	$28	$61

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Cumulative Credit Impairments
	For the years ended December 31,
(Before-tax)	2017	2016	2015
Balance as of beginning of period	$(170)	$(211)	$(296)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(1)	(9)	(11)
Securities previously impaired	(13)	(13)	(12)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	82	44	58
Securities the Company made the decision to sell or more likely than not will be required to sell	—	—	1
Securities due to an increase in expected cash flows	14	19	49
Balance as of end of period	$(88)	$(170)	$(211)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	December 31, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$821	$9	$(11)	$819	$—	$1,011	$9	$(27)	$993	$—
CDOs	886	2	—	888	—	893	49	(2)	940	—
CMBS	2,061	45	(22)	2,084	(1)	2,135	45	(34)	2,146	(1)
Corporate	12,587	1,483	(32)	14,038	—	13,677	1,111	(95)	14,693	—
Foreign govt./govt. agencies	379	30	(2)	407	—	337	18	(10)	345	—
Municipal	1,125	142	(1)	1,266	—	1,098	97	(6)	1,189	—
RMBS	1,388	41	(2)	1,427	—	1,742	34	(16)	1,760	—
U.S. Treasuries	1,667	206	(3)	1,870	—	1,614	153	(14)	1,753	—
Total fixed maturities, AFS	20,914	1,958	(73)	22,799	(1)	22,507	1,516	(204)	23,819	(1)
Equity securities, AFS	140	14	—	154	—	142	12	(2)	152	—
Total AFS securities	$21,054	$1,972	$(73)	$22,953	$(1)	$22,649	$1,528	$(206)	$23,971	$(1)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2017 and 2016.

Fixed maturities, AFS, by Contractual Maturity Year
	December 31, 2017		December 31, 2016
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$844	$850	$722	$727
Over one year through five years	3,498	3,580	4,184	4,301
Over five years through ten years	3,178	3,321	3,562	3,649
Over ten years	8,238	9,830	8,258	9,303
Subtotal	15,758	17,581	16,726	17,980
Mortgage-backed and asset-backed securities	5,156	5,218	5,781	5,839
Total fixed maturities, AFS	$20,914	$22,799	$22,507	$23,819
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
The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government securities as of December 31, 2017 or December 31, 2016. As of December 31, 2017, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were HSBC Holdings PLC, Microsoft Corporation, and National Grid PLC, which each comprised less than 1% of total invested assets. As of December 31, 2016, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were National Grid PLC, HSBC Holdings PLC, and Oracle Corp., which each comprised less than 1% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2017, were financial services, utilities, and CMBS which comprised approximately 9%, 9% and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2016 were financial services, utilities, and consumer non-cyclical which comprised approximately 10%, 9% and 7%, respectively, of total invested assets.
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$158	$157	$(1)	$219	$209	$(10)	$377	$366	$(11)
CDOs	242	242	—	37	37	—	279	279	—
CMBS	524	517	(7)	346	331	(15)	870	848	(22)
Corporate	1,082	1,074	(8)	779	755	(24)	1,861	1,829	(32)
Foreign govt./govt. agencies	60	59	(1)	35	34	(1)	95	93	(2)
Municipal	9	9	—	10	9	(1)	19	18	(1)
RMBS	288	287	(1)	28	27	(1)	316	314	(2)
U.S. Treasuries	382	380	(2)	38	37	(1)	420	417	(3)
Total fixed maturities, AFS	2,745	2,725	(20)	1,492	1,439	(53)	4,237	4,164	(73)
Equity securities, AFS	6	6	—	3	3	—	9	9	—
Total securities in an unrealized loss position	$2,751	$2,731	$(20)	$1,495	$1,442	$(53)	$4,246	$4,173	$(73)

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
As of December 31, 2017, AFS securities in an unrealized loss position consisted of 1,254 securities, primarily in the corporate and CMBS sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of December 31, 2017, 93% of these securities were depressed less than 20% of cost or amortized cost. The improvement in unrealized losses during 2017 was primarily attributable to tighter credit spreads.
Most of the securities depressed for twelve months or more primarily relate to student loan ABS, structured securities with exposure to commercial real estate, and corporate securities. Student loan ABS were primarily depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. Corporate securities and commercial real estate securities were primarily depressed because current market spreads are wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

As of December 31, 2017, commercial mortgage loans had an amortized cost and carrying value of $2.9 billion, with no valuation allowance. As of December 31, 2016, commercial mortgage loans had an amortized cost of $2.8 billion, with a valuation allowance of $19 and a carrying value of $2.8 billion. Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2017 and 2016, the carrying value of mortgage loans that had a valuation allowance was $0 and $31, respectively. There were no mortgage loans held-for-sale as of December 31, 2017 or December 31, 2016. As of December 31, 2017, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Valuation Allowance Activity
	For the years ended December 31,
	2017	2016	2015
Balance as of January 1	$(19)	$(19)	$(15)
(Additions)/Reversals	(1)	—	(4)
Deductions	20	—	—
Balance as of December 31	$—	$(19)	$(19)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 49% as of December 31, 2017, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.65x as of December 31, 2017. As of December 31, 2017 the Company held no delinquent commercial mortgages loan past due by 90 days or more. As of December 31, 2016, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $15 and $16, respectively, and was not accruing income. Following the conclusion of the loan's foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during 2017. As of December 31, 2017, the real-estate owned investment had a total carrying value of $15.

Commercial Mortgage Loans Credit Quality
	December 31, 2017		December 31, 2016
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$5	1.26x	$20	0.59x
65% - 80%	125	1.88x	182	2.17x
Less than 65%	2,742	2.69x	2,609	2.61x
Total commercial mortgage loans	$2,872	2.65x	$2,811	2.55x

Mortgage Loans by Region
	December 31, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$62	2.1%	$54	1.9%
East South Central	14	0.5%	14	0.5%
Middle Atlantic	291	10.1%	237	8.4%
New England	92	3.2%	93	3.3%
Pacific	838	29.2%	814	29.0%
South Atlantic	608	21.2%	613	21.8%
West South Central	195	6.8%	128	4.6%
Other [1]	772	26.9%	858	30.5%
Total mortgage loans	$2,872	100%	$2,811	100%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Mortgage Loans by Property Type
	December 31, 2017		December 31, 2016
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$743	25.9%	$793	28.2%
Lodging	24	0.8%	25	0.9%
Multifamily	662	23.0%	535	19.0%
Office	685	23.9%	605	21.5%
Retail	557	19.4%	611	21.8%
Other	201	7.0%	242	8.6%
Total mortgage loans	$2,872	100%	$2,811	100%
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities.
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements. As of December 31, 2017 and December 31, 2016 the Company did not hold any VIEs for which it was the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. Upon the adoption of the new consolidation guidance discussed above, these investments are now considered VIEs. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2017 and December 31, 2016 is limited to the total carrying value of $900 and $859, respectively, which are included in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets. As of December 31, 2017 and December 31, 2016, the Company has outstanding commitments totaling $673 and $497, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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

Securities Lending and Repurchase Agreements
	December 31, 2017	December 31, 2016
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$674	$435
Gross amount of associated liability for collateral received [1]	$689	$446

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$202	$118
Gross amount of collateral pledged related to repurchase agreements [2]	$206	$121

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $1 and $26 million which are excluded from the Company's Condensed Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of December 31, 2017 and December 31, 2016, the fair value of securities on deposit was $22 and $21, respectively.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section of Note 4 - Derivative Instruments.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, mortgage and real estate funds, and private equity and other funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The Company’s maximum exposure to loss as of December 31, 2017 is limited to the total carrying value of $1.0 billion. In addition, the Company has outstanding commitments totaling approximately $683, to fund limited partnership and other alternative investments as of December 31, 2017. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2017, aggregate investment income (losses) from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $161.1 billion and $100.6 billion as of December 31, 2017 and 2016, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $46.5 billion and $17.6 billion as of December 31, 2017 and 2016, respectively. Aggregate net investment income (loss) of the limited partnerships in which the Company invested totaled $1.8 billion, $0.9 billion and $0.8 billion for the periods ended December 31, 2017, 2016 and 2015, respectively. Aggregate net income of the limited partnerships in which the Company invested totaled $8.1 billion, $7.4 billion, and $5.2 billion for the periods ended December 31, 2017, 2016 and 2015, respectively. As of, and for the period ended, December 31, 2017, the aggregated summarized financial data reflects the latest available financial information.

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
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of both December 31, 2017 and 2016, the notional amount of interest rate swaps in offsetting relationships was $2.7 billion.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company also enters into foreign currency forwards to hedge non-U.S. dollar denominated cash and, previously, to hedge equity securities.

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
Equity Index Swaps and Options
The Company enters into equity index options to hedge the impact of a decline in the equity markets on the investment portfolio. The Company previously entered into total return swaps to hedge equity risk of specific common stock investments which were accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). In addition, the Company formerly offered certain equity indexed products that remain in force, a portion of which contained embedded derivatives that require changes in value to be bifurcated from the host contract. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Customized swaps	$5,023	$5,191	$59	$100
Equity swaps, options, and futures	1,407	1,362	(31)	(27)
Interest rate swaps and futures	3,022	3,703	39	21
Total	$9,452	$10,256	$67	$94
Macro Hedge Program
The Company utilizes equity swaps, options, forwards and futures to provide partial protection against the statutory tail scenario risk arising from GMWB and the GMDB liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.
Modified Coinsurance Reinsurance Contracts
As of December 31, 2017 and 2016, the Company had approximately $861 and $875, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Cash flow hedges
Interest rate swaps	$1,486	$1,794	$—	$7	$6	$9	$(6)	$(2)
Foreign currency swaps	182	164	(12)	(16)	5	10	(17)	(26)
Total cash flow hedges	1,668	1,958	(12)	(9)	11	19	(23)	(28)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	3,219	2,774	(356)	(411)	339	249	(695)	(660)
Foreign exchange contracts
Foreign currency swaps and forwards	342	382	(6)	36	—	36	(6)	—
Fixed payout annuity hedge	540	804	(170)	(263)	—	—	(170)	(263)
Credit contracts
Credit derivatives that purchase credit protection	80	131	(3)	(3)	—	—	(3)	(3)
Credit derivatives that assume credit risk [1]	380	458	3	4	9	5	(6)	(1)
Credit derivatives in offsetting positions	200	1,006	1	(1)	9	16	(8)	(17)
Equity contracts
Equity index swaps and options	—	100	—	—	—	33	—	(33)
Variable annuity hedge program
GMWB product derivatives [2]	11,390	13,114	(75)	(241)	—	—	(75)	(241)
GMWB reinsurance contracts	2,372	2,709	35	73	35	73	—	—
GMWB hedging instruments	9,452	10,256	67	94	120	190	(53)	(96)
Macro hedge program	7,252	6,532	23	178	45	201	(22)	(23)
Other
Modified coinsurance reinsurance contracts	861	875	55	68	55	68	—	—
Total non-qualifying strategies	36,088	39,141	(426)	(466)	612	871	(1,038)	(1,337)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$37,756	$41,099	$(438)	$(475)	$623	$890	$(1,061)	$(1,365)
Balance Sheet Location
Fixed maturities, available-for-sale	$39	$121	$—	$—	$—	$—	$—	$—
Other investments	10,340	12,732	135	235	302	325	(167)	(90)
Other liabilities	12,754	11,498	(588)	(577)	231	424	(819)	(1,001)
Reinsurance recoverables	3,233	3,584	90	141	90	141	—	—
Other policyholder funds and benefits payable	11,390	13,164	(75)	(274)	—	—	(75)	(274)
Total derivatives	$37,756	$41,099	$(438)	$(475)	$623	$890	$(1,061)	$(1,365)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

	(i)	(ii)	(iii) = (i) - (ii)			(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral (Received) [3] Pledged [2]	Financial Collateral (Received) Pledged [4]	Net Amount
As of December 31, 2017
Other investments	$533	$491	$135	$(93)	$—	$42
Other liabilities	(986)	(307)	(588)	(91)	(674)	(5)
As of December 31, 2016
Other investments	$749	$588	$235	$(74)	$101	$60
Other liabilities	(1,091)	(396)	(577)	(118)	(655)	(40)

[1]	Included in other invested assets in the Company's Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other investments in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2017	2016	2015
Interest rate swaps	$(13)	$(16)	$3
Foreign currency swaps	4	2	—
Total	$(9)	$(14)	$3

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		2017	2016	2015
Interest rate swaps	Net realized capital (losses) gains	$(1)	$1	$(1)
Interest rate swaps	Net investment income	26	25	33
Foreign currency swaps	Net realized capital gains (losses)	11	(2)	(9)
Total		$36	$24	$23
During the years ended December 31, 2017, 2016, and 2015, the Company had no ineffectiveness recognized in income within net realized gains (losses).

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivatives (continued)

As of December 31, 2017, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $54. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the years ended December 31, 2017, 2016, and 2015, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
For the years ended December 31, 2017, 2016, and 2015, the Company recognized in income immaterial gains and (losses) for the ineffective portion of fair value hedges related to the derivative instrument and the hedged item.
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses).

Non-qualifying Strategies Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2017	2016	2015
Variable annuity hedge program
GMWB product derivatives	$231	$88	$(59)
GMWB reinsurance contracts	(49)	(14)	17
GMWB hedging instruments	(134)	(112)	(45)
Macro hedge program	(260)	(163)	(46)
Total variable annuity hedge program	(212)	(201)	(133)
Foreign exchange contracts
Foreign currency swaps and forwards	(9)	32	5
Fixed payout annuity hedge	4	25	(21)
Total foreign exchange contracts	(5)	57	(16)
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	4	(18)	(7)
Credit contracts
Credit derivatives that purchase credit protection	(12)	(9)	3
Credit derivatives that assume credit risk	18	15	(4)
Equity contracts
Equity index swaps and options	3	30	19
Commodity contracts
Commodity options	—	—	(5)
Other
Modified coinsurance reinsurance contracts	(13)	(12)	46
Total other non-qualifying derivatives	(13)	(12)	46
Total [1]	$(217)	$(138)	$(97)
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
As of December 31, 2017

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$120	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	43	—	Less than 1 Year	Corporate Credit	B	43	—
Basket credit default swaps [4]
Investment grade risk exposure	250	—	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	22	2	3 years	Corporate Credit	B+	22	—
Investment grade risk exposure	15	(1)	4 years	CMBS Credit	A	5	—
Below investment grade risk exposure	30	(5)	Less than 1 Year	CMBS Credit	CCC	30	5
Total [5]	$480	$(1)				$100	$5

As of December 31, 2016

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$88	$—	3 years	Corporate Credit/ Foreign Gov.	A	$45	$—
Below investment grade risk exposure	43	—	1 year	Corporate Credit	B-	43	—
Basket credit default swaps [4]
Investment grade risk exposure	493	5	3 years	Corporate Credit	BBB+	225	(1)
Below investment grade risk exposure	22	2	4 years	Corporate Credit	B	22	(2)
Investment grade risk exposure	158	(2)	2 years	CMBS Credit	AA+	111	1
Below investment grade risk exposure	57	(13)	1 year	CMBS Credit	CCC	57	13
Embedded credit derivatives
Investment grade risk exposure	100	100	Less than 1 year	Corporate Credit	A+	—	—
Total [5]	$961	$92				$503	$11

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

[4]
Comprised of swaps of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivatives (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2017 and 2016, the Company pledged cash collateral associated with derivative instruments with a fair value of $32 and $134, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Consolidated Balance Sheets. As of December 31, 2017 and 2016, the Company also pledged securities collateral associated with derivative instruments with a fair value of $729 and $830, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of December 31, 2017 and 2016, the Company accepted cash collateral associated with derivative instruments of $310 and $333, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2016 with a fair value of $107, of which the Company has the ability to sell or repledge $81. As of December 31, 2017 the Company did not hold any securties collateral. As of December 31, 2017 and 2016, the Company had no repledged securities and did not sell any securities.

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
The Company's reinsurance recoverables are summarized as follows:

	As of December 31,
Reinsurance Recoverables	2017	2016
Reserve for future policy benefits and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$19,448	$19,363
Other reinsurers	1,337	1,362
Gross reinsurance recoverables	$20,785	$20,725
As of December 31, 2017, the Company has reinsurance recoverables from MassMutual and Prudential of $8.3 billion and $11.1 billion, respectively. As of December 31, 2016, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.8 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to MassMutual and Prudential are secured by invested assets held in trust. As of December 31, 2017, net of invested assets held in trust, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s Consolidated Stockholder's Equity.
No allowance for uncollectible reinsurance is required as of December 31, 2017 and December 31, 2016. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
Insurance Revenues
The effect of reinsurance on earned premiums, fee income and other is as follows:

	Year Ended December 31,
	2017	2016	2015
Gross earned premiums, fee income and other	$2,434	$2,659	$2,877
Reinsurance assumed	116	129	113
Reinsurance ceded	(1,539)	(1,616)	(1,801)
Net earned premiums, fee income and other	$1,011	$1,172	$1,189
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $1,150, $1,131, and $1,094 for the years ended December 31, 2017, 2016, and 2015, respectively. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Reinsurance (continued)

The Company also maintains a reinsurance agreement with Hartford Life and Accident Insurance Company ("HLA"), whereby the Company has ceded all of its group life and group accident and health risk business to HLA. Under this treaty, the Company ceded group life premium of $27, $40, and $64 for the years ended December 31, 2017, 2016, and 2015, respectively. The Company ceded accident and health premiums to HLA of $70, $86, and $129 for the years ended December 31, 2017, 2016, and 2015, respectively.
6. Deferred Policy Acquisition Costs

Changes in the DAC Balance
	For the years ended December 31,
	2017	2016	2015
Balance, beginning of period	$463	$542	$521
Deferred costs	2	7	7
Amortization — DAC	(51)	(40)	(82)
Amortization — Unlock benefit (charge), pre-tax	3	(74)	13
Adjustments to unrealized gains and losses on securities AFS and other	(12)	28	83
Balance, end of period	$405	$463	$542

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Life Secondary Guarantees	Traditional Annuity and Other Contracts [2] [4]	Total
Liability balance as of January 1, 2017	$786	$2,627	$10,587	$14,000
Incurred [3]	185	313	777	1,275
Paid	(98)	—	(787)	(885)
Change in unrealized investment gains and losses	—	—	92	92
Liability balance as of December 31, 2017	$873	$2,940	$10,669	$14,482
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,697	$4,756
Incurred [3]	113	313	108	534
Paid	(81)	—	(63)	(144)
Reinsurance recoverable asset, as of December 31, 2017	$464	$2,940	$1,742	$5,146

	Universal Life-Type Contracts
	GMDB/GMWB [1]	Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2016	$863	$2,313	$10,674	$13,850
Incurred [3]	37	314	671	1,022
Paid	(114)	—	(785)	(899)
Change in unrealized investment gains and losses	—	—	27	27
Liability balance as of December 31, 2016	$786	$2,627	$10,587	$14,000
Reinsurance recoverable asset, as of January 1, 2016	$523	$2,313	$1,823	$4,659
Incurred [3]	—	314	(56)	258
Paid	(91)	—	(70)	(161)
Reinsurance recoverable asset, as of December 31, 2016	$432	$2,627	$1,697	$4,756

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the GRB are embedded derivatives held at fair value and are excluded from these balances.

[2]	Represents life-contingent reserves for which the company is subject to insurance and investment risk.

[3]	Includes the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves.

[4]	Includes $285 of gross reserves and $288 of reinsurance recoverables that relates to business HLIC cedes to HLA.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of December 31, 2017
	Account Value (“AV”) [8]	Net amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV [1]
MAV only	$13,769	$1,995	$300	71
With 5% rollup [2]	1,152	131	41	72
With Earnings Protection Benefit Rider (“EPB”) [3]	3,498	541	82	71
With 5% rollup & EPB	477	108	23	73
Total MAV	18,896	2,775	446
Asset Protection Benefit ("APB") [4]	10,107	92	62	70
Lifetime Income Benefit ("LIB") – Death Benefit [5]	452	4	4	71
Reset [6] (5-7 years)	2,469	6	5	70
Return of Premium ("ROP") [7] /Other	8,899	52	50	71
Subtotal Variable Annuity with GMDB/GMWB [10]	$40,823	$2,929	$567	71
Less: General Account Value with GMDB/GMWB	3,615
Subtotal Separate Account Liabilities with GMDB	37,208
Separate Account Liabilities without GMDB	78,626
Total Separate Account Liabilities	$115,834

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $6.2 billion of total account value and weighted average attained age of 73 years. There is no NAR or retained NAR related to these contracts. Includes $1.9 billion of account value for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
Asset type	December 31, 2017	December 31, 2016
Equity securities (including mutual funds)	$34,496	$33,880
Cash and cash equivalents	2,712	3,045
Total	$37,208	$36,925
As of December 31, 2017 and December 31, 2016, approximately 15% and 16% of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 85% and 84% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Debt

Collateralized Advances
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The CTDOI will permit the Company to pledge up to $0.9 billion in qualifying assets to secure FHLBB advances for 2018. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of December 31, 2017, the Company had no advances outstanding under the FHLBB facility.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes

The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2017	2016	2015
Income Tax Expense (Benefit)
Current - U.S. Federal	$4	$2	$36
Deferred - U.S. Federal	418	72	(6)
Total income tax expense	$422	$74	$30
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following:

	As of December 31,
Deferred Tax Assets	2017	2016
Tax basis deferred policy acquisition costs	$60	$101
Unearned premium reserve and other underwriting related reserves	4	6
Financial statement deferred policy acquisition costs and reserves	39	32
Investment-related items	155	135
Insurance product derivatives	12	79
Net operating loss carryover	681	1,155
Alternative minimum tax credit [1]	—	232
Foreign tax credit carryover	23	40
Other	29	191
Total Deferred Tax Assets	1,003	1,971
Deferred Tax Liabilities
Net unrealized gain on investments	(398)	(480)
Employee benefits	(49)	(54)
Total Deferred Tax Liabilities	(447)	(534)
Net Deferred Tax Assets	$556	$1,437
[1] Amount was reclassified to current tax receivable within other assets of the consolidated balance sheets.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform establishes new tax laws that will affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate income tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (3) limitations on the deductibility of certain executive compensation, (4) changes to the discounting of statutory reserves for tax purposes, (5) modifications to the dividends received deduction, and (6) limitations on net operating losses (NOLs) generated after December 31, 2017 though there is no impact to the Company’s current NOL carryforwards.
In connection with our initial analysis of the impact of Tax Reform, the Company recorded a provisional net income tax expense of $396 in the period ending December 31, 2017. This net expense consists of a $379 reduction of The Company’s deferred tax assets primarily due to the reduction in the U.S. federal corporate income tax rate and a $17 sequestration fee payable associated with refundable AMT credits. Net of the sequestration fee payable, the Company's AMT credits of $234 have been reclassified to a current income tax receivable within other assets in the accompanying consolidated balance sheets. Tax reform allows for the refund of AMT credits over time but no later than 2022.
For components where we have made provisional estimates of the impact of Tax Reform, particularly the estimated amount of sequestration fee payable, adjustments to income tax expense, if any, will be made in the period the adjustments become known in 2018.
Under a separate entity approach, no current tax benefits would have been required to be recorded to equity in 2017, 2016, or 2015.
The Company believes it is more likely than not that all deferred tax assets will be fully realized. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, making investments which have specific tax characteristics and business considerations such as asset-liability matching.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes (continued)

Net deferred income taxes include the future tax benefits associated with the net operating loss carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of December 31, 2017 and 2016, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,243 and $3,301, respectively. If unutilized, $3,240 of the losses expire from 2023-2036. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
Most of the net operating loss carryover originated from the Company's U.S. annuity business, including from the hedging program. Given the continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses is significantly lessened. Accordingly, given the expected future ultimate parent's consolidated group earnings, the Company believes sufficient taxable income will be generated in the future to utilize its net operating loss carryover. Although the Company believes there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time. As a condition of the close, in connection with the pending sale of HLI and subsidiaries, the Company will forego approximately $460 of deferred tax assets associated with net operating loss carryovers and foreign tax credits that will be retained by The Hartford. These deferred tax assets continue to be reflected as an asset in the accompanying financial statements as non-recoverability is contingent on the closing of the sale of the business.
Foreign Tax Credit Carryover
As of December 31, 2017 and 2016, the net deferred tax asset included the expected tax benefit attributable to foreign tax credit carryover of $23 and $40 respectively. The foreign tax credit carryovers expire from 2023 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided.
Alternative Minimum Tax Credit and Foreign Tax Credit Carryover
As noted above, because AMT credits are refundable the Company reflected AMT credits, net of a sequestration fee payable, as a current tax receivable at its undiscounted amount and they are no longer included as deferred tax assets.
Including AMT credits, the Company has a current income tax receivable of $341 and $64 as of December 31, 2017 and 2016, respectively.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The federal audit of the years 2012 and 2013 was completed as of March 31, 2017 with no additional adjustments. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company’s unrecognized tax benefits are settled with the parent consistent with the terms of a tax sharing agreement. The Company’s effective tax rate for the year ended December 31, 2017 reflects a $3 net increase in the provision for income taxes from intercompany tax settlements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes (continued)

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2017	2016	2015
Tax provision at the U.S. federal statutory rate	$132	$125	$186
Dividends received deduction ("DRD")	(102)	(76)	(152)
Foreign related investments	(7)	(7)	(3)
IRS audit adjustments	—	31	—
Tax Reform	396	—	—
Other	3	1	(1)
Provision for income taxes	$422	$74	$30
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

Lease Commitments
The rent paid to Hartford Fire Insurance Company ("Hartford Fire") for operating leases was $2, $2 and $9 for the years ended December 31, 2017, 2016 and 2015, respectively.

Operating Leases
2018	$6
2019	5
2020	4
2021	3
2022	2
Thereafter	8
Total minimum lease payments	$28
Unfunded Commitments
As of December 31, 2017, the Company has outstanding commitments totaling $787, of which $683 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $23 of the outstanding commitments relate to various funding obligations associated with private placement securities. The remaining outstanding commitments of $81 relate to mortgage loans the Company is expecting to fund in the first half of 2018.
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
Liabilities for guaranty funds and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2017 and 2016 the liability balance was $8. As of December 31, 2017 and 2016 amounts related to premium tax offsets of $11 and $15, respectively, were included in other assets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2017, was $692. Of this $692 the legal entities have posted collateral of $847, which is inclusive of initial margin requirements, in the normal course of business. In addition, the Company has posted collateral of $31 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2017, a downgrade of one or two levels below the current financial strength ratings by either Moody’s or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
On October 23, 2017, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company to Baa3. Given this downgrade action, termination rating triggers in two derivative counterparty relationships in which the Company has open derivative contracts were impacted. The Company has successfully re-negotiated the rating triggers with these counterparties. Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company and Hartford Life Insurance Company. In addition, as a result of the downgrade of Hartford Life and Annuity Insurance Company, the Company is required to post an additional $9 of collateral related to a single counterparty relationship.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Transactions with Affiliates

Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc. ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions, and employee costs. In addition, the Company has issued structured settlement contracts to fund claims settlements of property casualty insurance companies and self -insured entities. In many cases, the structured settlement contracts are to fund claim settlements of the Company's affiliated property and casualty companies whereby these property and casualty companies transferred funds to another affiliate of the Company to purchase the contracts. The Company had $0 and $53, respectively, of reserves for claim annuities purchased by affiliated entities as of December 31, 2017 and December 31, 2016, respectively. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $682 and $711 as of December 31, 2017 and 2016, respectively.
Substantially all general insurance expenses related to the Company are initially paid by The Hartford. Expenses are allocated to the Company using specific identification if available, or other applicable methods, that would include a blend of revenue, expense and capital.
The Company issued a guarantee to retirees and vested terminated employees of The Hartford Retirement Plan for U.S. Employees (the "Plan”) who retired or terminated prior to January 1, 2004 (the Retirees"). The Plan is sponsored by The Hartford. The guarantee is a commitment to pay all accrued benefits which the Retiree or the Retiree’s designated beneficiary is entitled to receive under the Plan in the event the Plan assets are insufficient to fund those benefits and The Hartford is unable to provide sufficient assets to fund those benefits. In June 2017, The Hartford purchased a group annuity contract with The Prudential Insurance Company of America and settled a portion of The Hartford's benefit obligation, which included, among others, the Retirees. With the purchase of this group annuity contract, The Hartford has transferred its responsibility for the Retirees' pension benefits to The Prudential Insurance Company of America, thereby causing the Plan to have no further liability with respect to any and all of the benefits of the Retirees. Accordingly, the discharge of the underlying pension obligation has extinguished the Company's guarantee.
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company's products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of December 31, 2017 and December 31, 2016, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Ceded to Affiliates
The Company maintains a reinsurance agreement with Hartford Life and Accident Insurance Company ("HLA") whereby the Company cedes both group life and group accident and health risk. Under this agreement, the Company ceded group life premium of $27, $40, and $64 for the years ended December 31, 2017, 2016, and 2015, respectively. The Company ceded accident and health premiums to HLA of $70, $86, and $129 for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Statutory net income and statutory capital are as follows:

	For the years ended December 31,
	2017	2016	2015
Combined statutory net income	$369	$349	$371
Statutory capital	$3,552	$4,398	$4,939
Statutory accounting practices do not consolidate the net income (loss) of subsidiaries that report under U.S. GAAP. The combined statutory net income above represents the total statutory net income of the Company, and its other insurance subsidiaries.
Regulatory Capital Requirements
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". The Company and all of its operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. The RBC ratios for the Company and its principal life insurance operating subsidiaries were all in excess of 300% of their Company Action Levels as of December 31, 2017 and 2016. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising or promotional activities.
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
In 2017, HLIC paid dividends of $1.4 billion of which $800 was a return of capital used by The Hartford to help fund the HLA acquisition of the Aetna's U.S. group life and disability business. $550 of the $800 return of capital was funded through an extraordinary dividend from HLAI to the Company and approved by the CTDOI.
On December 4, 2017, The Hartford announced it had entered into a definitive agreement to sell the company's parent, Hartford Life Inc., to a group of investors led by Cornell capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safara Group. Prior to the expected close in 2018, the Company anticipates paying an additional $300 in dividends to its parent, subject to approval by the CTDOI. The sale is anticipated to close by June 30, 2018, subject to regulatory approval and other closing conditions.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Year Ended December 31, 2017
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$693	$32	$(3)	$722
OCI before reclassifications	428	(5)	—	423
Amounts reclassified from AOCI	(99)	(23)	—	(122)
OCI, net of tax	329	(28)	—	301
Ending balance	$1,022	$4	$(3)	$1,023

Changes in AOCI, Net of Tax for the Year Ended December 31, 2016
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$539	$57	$(3)	$593
OCI before reclassifications	212	(9)	—	203
Amounts reclassified from AOCI	(58)	(16)	—	(74)
OCI, net of tax	154	(25)	—	129
Ending balance	$693	$32	$(3)	$722

Changes in AOCI, Net of Tax for the Year Ended December 31, 2015
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,154	$70	$(3)	$1,221
OCI before reclassifications	(633)	2	—	(631)
Amounts reclassified from AOCI	18	(15)	—	3
OCI, net of tax	(615)	(13)	—	(628)
Ending balance	$539	$57	$(3)	$593

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassification from AOCI
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	Affected Line Item in the Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$153	$89	$(27)	Net realized capital losses
	153	89	(27)	Income before income taxes
	54	31	(9)	Income tax expense
	$99	$58	$(18)	Net (loss) income
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps	$(1)	$1	$(1)	Net realized capital losses
Interest rate swaps	26	25	33	Net investment income
Foreign currency swaps	11	(2)	(9)	Net realized capital losses
	36	24	23	Income before income taxes
	13	8	8	Income tax expense
	$23	$16	$15	Net (loss) income
Total amounts reclassified from AOCI	$122	$74	$(3)	Net (loss) income
14. Quarterly Results (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Total revenues	$527	$487	$595	$622	$533	$702	$577	$571
Total benefits, losses and expenses	$441	$478	$450	$474	$462	$610	$503	$464
Net income	$75	$28	$112	$118	$83	$79	$(316)	$57

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN AFFILIATES
($ in millions)

	As of December 31, 2017
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$2,845	$3,058	$3,058
States, municipalities and political subdivisions	1,125	1,266	1,266
Foreign governments	379	407	407
Public utilities	2,443	2,739	2,739
All other corporate bonds	10,144	11,299	11,299
All other mortgage-backed and asset-backed securities	3,978	4,030	4,030
Total fixed maturities, available-for-sale	20,914	22,799	22,799
Fixed maturities, at fair value using fair value option	32	32	32
Total fixed maturities	20,946	22,831	22,831
Equity Securities
Common stocks
Industrial, miscellaneous and all other	88	95	95
Non-redeemable preferred stocks	52	59	59
Total equity securities, available-for-sale	140	154	154
Equity securities, trading [1]	10	12	12
Total equity securities	150	166	166
Mortgage loans	2,872	2,941	2,872
Policy loans	1,432	1,432	1,432
Futures, options and miscellaneous	478	201	201
Short-term investments	1,094	1,094	1,094
Investments in partnerships and trusts	1,001		1,001
Total investments	$27,973		$29,597
[1] Included in other investments on the Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2017
Life insurance in force	$271,213	$202,003	$526	$69,736	1%
Insurance revenues
Life insurance and annuities	$2,361	$1,466	$116	$1,011	11%
Accident and health insurance	73	73	—	—	—%
Total insurance revenues	$2,434	$1,539	$116	$1,011	11%
For the year ended December 31, 2016
Life insurance in force	$284,779	$213,221	$558	$72,116	1%
Insurance revenues
Life insurance and annuities	$2,524	$1,527	$129	$1,126	11%
Accident and health insurance	135	89	—	46	—%
Total insurance revenues	$2,659	$1,616	$129	$1,172	11%
For the year ended December 31, 2015
Life insurance in force	$306,472	$234,306	$713	$72,879	1%
Insurance revenues
Life insurance and annuities	$2,687	$1,673	$113	$1,127	10%
Accident and health insurance	190	128	—	62	—%
Total insurance revenues	$2,877	$1,801	$113	$1,189	10%

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Charged to Costs and Expenses	Write-offs/Payments/Other	Balance December 31,
2017
Valuation allowance on mortgage loans	$19	$1	$(20)	$—
2016
Valuation allowance on mortgage loans	$19	$—	$—	$19
2015
Valuation allowance on mortgage loans	$15	$4	$—	$19

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.01
Reinsurance Binder Agreement between Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company, as cedants, and Hartford Holdings, Inc. and Hopmeadow Acquisition, Inc. and Commonwealth Annuity and Life Insurance Company dated December 3, 2017.*

3.01
Restated Certificate of Incorporation of Hartford Life Insurance Company (the “Company”), effective April 2, 1982, as amended by Amendment No. 1, effective August 3, 1984, as amended by Amendment No. 2 effective December 31, 1996, as amended by Amendment No. 3, effective July 25, 2000 (incorporated herein by reference to Exhibit 3.01 to the Company’s Form 10-K for the fiscal year ended December 31, 2004).

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

*
Filed with the Securities and Exchange Commission as an exhibit to this report. The Company agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

II-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro
Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Date: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brion S. Johnson	President and Director	March 1, 2018
Brion S. Johnson

/s/ Peter F. Sannizzaro	Senior Vice President, Chief Financial Officer and Principal Accounting Officer	March 1, 2018
Peter F. Sannizzaro

/s/ Robert Paiano	Executive Vice President and Director	March 1, 2018
Robert Paiano

II-2