Form 10-Q
period 2018-03-31
HARTFORD LIFE INSURANCE CO
filed 2018-04-30
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 30, 2018, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (H) (1) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

HARTFORD LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

[a]
The information contained in the Financial Risk Management section of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2017 Form 10-K Annual Report is incorporated herein by reference.

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon Hartford Life Insurance Company and its subsidiaries (collectively, the “Company”). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors, in the Company’s 2017 Form 10-K Annual Report and those identified from time to time in our other filings with the Securities and Exchange Commission ("SEC").

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

◦
the impact of potential changes in accounting and financial reporting requirements of the liability for future policy benefits, including how we account for our long-duration insurance contracts, including the discounting of life contingent fixed annuities.

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
Hartford, Connecticut

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life Insurance Company and subsidiaries (the "Company") as of March 31, 2018, the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 30, 2018

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,

(In millions)	2018	2017
	(Unaudited)
Revenues
Fee income and other	$231	$221
Earned premiums	27	36
Net investment income	312	316
Net realized capital gains (losses)	21	(46)
Total revenues	591	527
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	325	330
Amortization of deferred policy acquisition costs ("DAC")	11	8
Insurance operating costs and other expenses	108	103
Dividends to policyholders	2	—
Total benefits, losses and expenses	446	441
Income before income taxes	145	86
Income tax expense	20	11
Net income	$125	$75
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions)	2018	2017
	(Unaudited)
Net income	$125	$75
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(304)	44
Changes in net gain on cash-flow hedging instruments	(18)	(7)
Changes in foreign currency translation adjustments	1	—
OCI, net of tax	(321)	37
Comprehensive income (loss)	$(196)	$112
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(In millions, except for share data)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $20,515 and $20,914)	$21,781	$22,799
Fixed maturities, at fair value using the fair value option	29	32
Equity securities, at fair value	124	—
Equity securities, available-for-sale, at fair value (cost of $0 and $140)	—	154
Mortgage loans	2,839	2,872
Policy loans, at outstanding balance	1,478	1,432
Limited partnerships and other alternative investments	974	1,001
Other investments	232	213
Short-term investments	1,493	1,094
Total investments	28,950	29,597
Cash	277	537
Premiums receivable and agents’ balances	13	15
Reinsurance recoverables	20,701	20,785
Deferred policy acquisition costs	417	405
Deferred income taxes, net	634	556
Other assets	901	1,003
Separate account assets	108,393	115,834
Total assets	$160,286	$168,732
Liabilities
Reserve for future policy benefits	$14,282	$14,482
Other policyholder funds and benefits payable	28,921	29,228
Other liabilities	2,204	2,508
Separate account liabilities	108,393	115,834
Total liabilities	153,800	162,052
Commitments and Contingencies (Note 8)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	3,541	3,539
Accumulated other comprehensive income, net of tax	884	1,023
Retained earnings	2,055	2,112
Total stockholder's equity	6,486	6,680
Total liabilities and stockholder's equity	$160,286	$168,732
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity

	Three Months Ended March 31,
(In millions)	2018	2017
	(Unaudited)
Common Stock	$6	$6
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	3,539	4,935
Capital contributions from (return of capital to) parent	2	(298)
Additional Paid-in Capital, end of period	3,541	4,637
Retained Earnings
Retained Earnings, beginning of period	2,112	2,158
Cumulative effect of accounting changes, net of tax	(182)	—
Adjusted balance, beginning of period	1,930	2,158
Net income	125	75
Retained Earnings, end of period	2,055	2,233
Accumulated Other Comprehensive Income, net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	1,023	722
Cumulative effect of accounting changes, net of tax	182	—
Adjusted balance, beginning of period	1,205	722
Total other comprehensive income	(321)	37
Accumulated Other Comprehensive Income, net of tax, end of period	884	759
Total Stockholder's Equity	$6,486	$7,635
See Notes to Condensed Consolidated Financial Statements

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2018	2017
Operating Activities	(Unaudited)
Net income	$125	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	(21)	46
Amortization of deferred policy acquisition costs	11	8
Additions to deferred policy acquisition costs	—	(1)
Depreciation and amortization, net	4	6
Other operating activities, net	126	37
Change in assets and liabilities:
Decrease in reinsurance recoverables	3	17
Increase in accrued and deferred income taxes	15	72
Increase in unpaid losses and loss adjustment expenses, reserve for future policy benefits, and unearned premiums	4	62
Net changes in other assets and other liabilities	—	20
Net cash provided by operating activities	267	342
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,605	2,929
Fixed maturities, fair value option	3	19
Equity securities, at fair value	31	—
Equity securities, available-for-sale	—	44
Mortgage loans	98	128
Partnerships	50	38
Payments for the purchase of:
Fixed maturities, available-for-sale	(1,212)	(3,068)
Equity securities, at fair value	(7)	—
Equity securities, available-for-sale	—	(161)
Mortgage loans	(63)	(41)
Partnerships	(44)	(31)
Net payments for derivatives	(156)	(51)
Net increase (decrease) in policy loans	(46)	2
Net additions to property and equipment	(1)	—
Net payments for short-term investments	(460)	(289)
Other investing activities, net	15	14
Net cash used for investing activities	(187)	(467)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,354	1,385
Withdrawals and other deductions from investment and universal life-type contracts	(7,472)	(3,749)
Net transfers from separate accounts related to investment and universal life-type contracts	5,918	2,057
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(136)	419
Return of capital to parent	—	(298)
Net repayments at maturity or settlement of consumer notes	(4)	(7)
Net cash used for financing activities	(340)	(193)
Net decrease in cash	(260)	(318)
Cash — beginning of period	537	554
Cash — end of period	$277	$236
Supplemental Disclosure of Cash Flow Information:
Income tax received	$—	$56
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
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2017 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report.
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
Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
In February 2018, the FASB issued new accounting guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under U.S. GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances as a charge to income tax expense within net income, including the change in deferred tax balances related to components of AOCI. The new accounting guidance permits the Company to reclassify the “stranded” tax effects out of AOCI and into retained earnings that resulted from recording the tax effects of unrealized investment gains at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. On January 1, 2018, the Company adopted the new guidance and recorded a reclassification of $193 which increased AOCI and reduced retained earnings.
Financial Instruments- Recognition and Measurement
On January 1, 2018, the Company adopted updated guidance issued by the FASB for the recognition and measurement of financial instruments through a cumulative effect adjustment to the opening balances of retained earnings and AOCI. The new guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The new guidance also requires a deferred tax asset

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

resulting from net unrealized losses on available-for-sale fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under prior guidance, the Company reported equity securities, available for sale ("AFS"), at fair value with changes in fair value reported in other comprehensive income. As of January 1, 2018, the Company reclassified from AOCI to retained earnings net unrealized gains of $11, after tax, related to equity securities having a fair value of $154. Beginning in 2018, the Company reports equity securities at fair value with changes in fair value reported in net realized capital gains and losses.
Revenue Recognition
On January 1, 2018, the Company adopted the FASB’s updated guidance for recognizing revenue from contracts with customers, which excludes insurance contracts and financial instruments. Revenue subject to the guidance is recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to receive in exchange for those goods or services. The updated guidance is consistent with previous guidance for the Company’s transactions and did not have an effect on the Company’s financial position, cash flows or net income.
Revenue from customers for other than insurance and investment contracts was $25 and $15 for the three months ended March 31, 2018 and 2017, respectively. The Company earns revenues from these contracts primarily for administrative and distribution services fees from offering certain fund families as investment options in its variable annuity products. Fees are primarily based on the average daily net asset values of the funds and are recorded in the period in which the services are provided and collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of the funds, and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$829	$—	$820	$9
Collateralized debt obligations ("CDOs")	780	—	708	72
Commercial mortgage-backed securities ("CMBS")	1,987	—	1,966	21
Corporate	13,424	—	12,977	447
Foreign government/government agencies	415	—	414	1
Bonds of municipalities and political subdivisions ("municipal bonds")	1,238	—	1,201	37
Residential mortgage-backed securities ("RMBS")	1,352	—	711	641
U.S. Treasuries	1,756	216	1,540	—
Total fixed maturities	21,781	216	20,337	1,228
Fixed maturities, FVO	29	—	29	—
Equity securities, at fair value	124	33	49	42
Derivative assets
Credit derivatives	4	—	4	—
Interest rate derivatives	(2)	—	(2)	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	57	—	21	36
Macro hedge program	19	—	—	19
Total derivative assets [2]	78	—	23	55
Short-term investments	1,493	677	816	—
Reinsurance recoverable for GMWB	31	—	—	31
Modified coinsurance reinsurance contracts	81	—	81	—
Separate account assets [3]	105,063	70,204	34,818	41
Total assets accounted for at fair value on a recurring basis	$128,680	$71,130	$56,153	$1,397
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(53)	$—	$—	$(53)
Total other policyholder funds and benefits payable	(53)	—	—	(53)
Derivative liabilities
Foreign exchange derivatives	(161)	—	(161)	—
Interest rate derivatives	(327)	—	(299)	(28)
GMWB hedging instruments	10	—	14	(4)
Macro hedge program	16	—	2	14
Total derivative liabilities [4]	(462)	—	(444)	(18)
Total liabilities accounted for at fair value on a recurring basis	$(515)	$—	$(444)	$(71)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$819	$—	$806	$13
CDOs	888	—	815	73
CMBS	2,084	—	2,058	26
Corporate	14,038	—	13,595	443
Foreign government/government agencies	407	—	406	1
Bonds of municipalities and political subdivisions ("municipal bonds")	1,266	—	1,228	38
RMBS	1,427	—	735	692
U.S. Treasuries	1,870	284	1,586	—
Total fixed maturities	22,799	284	21,229	1,286
Fixed maturities, FVO	32	—	32	—
Equity securities, trading [1]	12	12	—	—
Equity securities, AFS	154	61	47	46
Derivative assets
Credit derivatives	1	—	1	—
Foreign exchange derivatives	(1)	—	(1)	—
Interest rate derivatives	47	—	47	—
GMWB hedging instruments	69	—	35	34
Macro hedge program	19	—	—	19
Total derivative assets [2]	135	—	82	53
Short-term investments	1,094	807	287	—
Reinsurance recoverable for GMWB	36	—	—	36
Modified coinsurance reinsurance contracts	55	—	55	—
Separate account assets [3]	113,302	73,538	38,677	185
Total assets accounted for at fair value on a recurring basis	$137,619	$74,702	$60,409	$1,606
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(75)	$—	$—	$(75)
Total other policyholder funds and benefits payable	(75)	—	—	(75)
Derivative liabilities
Foreign exchange derivatives	(187)	—	(187)	—
Interest rate derivatives	(403)	—	(374)	(29)
GMWB hedging instruments	(2)	—	(2)	—
Macro hedge program	4	—	—	4
Total derivative liabilities [4]	(588)	—	(563)	(25)
Total liabilities accounted for at fair value on a recurring basis	$(663)	$—	$(563)	$(100)

[1]	Included in other investments on the Condensed Consolidated Balance Sheets.

[2]
Includes OTC and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. See footnote 4 to this table for derivative liabilities.

[3]
Approximately $2.8 billion and $2.5 billion of investment sales receivable, as of March 31, 2018 and December 31, 2017, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $0.5 billion and $0.9 billion of investments, as of March 31, 2018 and December 31, 2017, respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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
In addition, The Hartford's enterprise-wide Operational Risk Management function, led by the Chief Risk Officer, is responsible for model risk management and provides an independent review of the suitability and reliability of model inputs, as well as an analysis of significant changes to current models.
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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
As of March 31, 2018
CMBS [3]	$14	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	433bps	Decrease
Corporate [4]	$212	Discounted cash flows	Spread	112bps	874bps	280bps	Decrease
Municipal	$21	Discounted cash flows	Spread	199bps	240bps	224bps	Decrease
RMBS	$641	Discounted cash flows	Spread	6bps	428bps	75bps	Decrease
			Constant prepayment rate	—%	25%	6%	Decrease [5]
			Constant default rate	—%	7%	4%	Decrease
			Loss severity	—%	100%	60%	Decrease
As of December 31, 2017
CMBS [3]	$15	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	457bps	Decrease
Corporate [4]	$190	Discounted cash flows	Spread	103bps	1,000bps	355bps	Decrease
Municipal [3]	$22	Discounted cash flows	Spread	192bps	250bps	228bps	Decrease
RMBS [3]	$692	Discounted cash flows	Spread	24bps	463bps	77bps	Decrease
			Constant prepayment rate	—%	25%	6%	Decrease [5]
			Constant default rate	—%	7%	4%	Decrease
			Loss severity	—%	100%	65%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of March 31, 2018
Interest rate derivatives
Interest rate swaps	$(28)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(25)	Option model	Equity volatility	21%	21%	Increase
Customized swaps	$56	Discounted cash flows	Equity volatility	14%	30%	Increase
Interest rate swaption	$1	Option model	Interest rate volatility	3%	3%	Increase
Macro hedge program [2]
Equity options	$38	Option model	Equity volatility	19%	29%	Increase
As of December 31, 2017
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	2%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(26)	Option model	Equity volatility	19%	19%	Increase
Equity options	$1	Option model	Equity volatility	27%	30%	Increase
Customized swaps	$59	Discounted cash flows	Equity volatility	7%	30%	Increase
Macro hedge program
Equity options	$29	Option model	Equity volatility	18%	31%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations.
The tables above exclude the portion of ABS, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three months ended March 31, 2018, no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $283 and $230, for three months ended March 31, 2018 and 2017, respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the three months ended March 31, 2018 and 2017, there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the three months ended March 31, 2018 and 2017, for the transfers into and out of Level 3.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

GMWB Embedded, Customized and Reinsurance Derivatives

GMWB Embedded Derivatives
The Company formerly offered certain variable annuity products with GMWB riders that provide the policyholder with a guaranteed remaining balance ("GRB") which is generally equal to premiums less withdrawals. If the policyholder’s account value is reduced to a specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. When payments of the GRB are not life-contingent, the GMWB represents an embedded derivative carried at fair value reported in other policyholder funds and benefits payable in the Consolidated Balance Sheets with changes in fair value reported in net realized capital gains and losses.

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Credit Standing Adjustment
The credit standing adjustment is an estimate of the reduction to the fair value that market participants would require in determining fair value to reflect the risk that GMWB benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability.
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
As of March 31, 2018
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Liability [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	30%	75%	Increase
Equity Volatility [6]	14%	30%	Increase
As of December 31, 2017
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Liability [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	30%	75%	Increase
Equity Volatility [6]	7%	30%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 51% were subject to significant liquidation restrictions as of March 31, 2018 and December 31, 2017. Total limited partnerships that do not allow any form of redemption were 0% and 21% as of March 31, 2018 and December 31, 2017, respectively. Separate account assets classified as Level 3 primarily include subprime RMBS and commercial mortgage loans.
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

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2018
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2018	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of March 31, 2018
Assets
Fixed Maturities, AFS
ABS	$13	$—	$—	$—	$(1)	$—	$—	$(3)	$9
CDOs	73	—	—	5	—	—	—	(6)	72
CMBS	26	—	—	—	(1)	(4)	—	—	21
Corporate	443	—	(7)	20	(13)	(30)	54	(20)	447
Foreign Govt./Govt. Agencies	1	—	—	—	—	—	—	—	1
Municipal	38	—	(1)	—	—	—	—	—	37
RMBS	692	—	(2)	3	(47)	—	—	(5)	641
Total Fixed Maturities, AFS	1,286	—	(10)	28	(62)	(34)	54	(34)	1,228
Equity Securities, at fair value	46	10	—	—	—	(14)	—	—	42
Freestanding Derivatives
Interest rate	(29)	1	—	—	—	—	—	—	(28)
GMWB hedging instruments	34	—	—	—	—	(2)	—	—	32
Macro hedge program	23	10	—	—	—	—	—	—	33
Total Freestanding Derivatives [5]	28	11	—	—	—	(2)	—	—	37
Reinsurance Recoverable for GMWB	36	(8)	—	—	3	—	—	—	31
Separate Accounts	185	—	—	10	—	(162)	17	(9)	41
Total Assets	$1,581	$13	$(10)	$38	$(59)	$(212)	$71	$(43)	$1,379
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(75)	$39	$—	$—	$(17)	$—	$—	$—	$(53)
Total Other Policyholder Funds and Benefits Payable	(75)	39	—	—	(17)	—	—	—	(53)
Total Liabilities	$(75)	$39	$—	$—	$(17)	$—	$—	$—	$(53)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value Roll-forwards for Financial Instruments Classified as Level 3 for the Three Months Ended March 31, 2017
		Total realized/unrealized gains (losses)
	Fair value as of January 1, 2017	Included in net income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair value as of March 31, 2017
Assets
Fixed Maturities, AFS
ABS	$37	$—	$—	$12	$(2)	$—	$3	$(6)	$44
CDOs	260	—	1	—	—	—	—	(62)	199
CMBS	21	—	—	28	(1)	—	—	(3)	45
Corporate	566	5	11	69	1	(63)	5	(37)	557
Foreign Govt./Govt. Agencies	17	—	1	—	(1)	—	—	—	17
Municipal	72	—	2	—	—	(1)	—	—	73
RMBS	711	—	2	85	(41)	—	—	—	757
Total Fixed Maturities, AFS	1,684	5	17	194	(44)	(64)	8	(108)	1,692
Equity Securities, AFS	44	—	(2)	2	—	—	—	—	44
Freestanding Derivatives
Interest rate	(30)	1	—	—	—	—	—	—	(29)
GMWB hedging instruments	81	(35)	—	—	—	—	—	—	46
Macro hedge program	167	(8)	—	—	—	—	—	—	159
Total Freestanding Derivatives [5]	218	(42)	—	—	—	—	—	—	176
Reinsurance Recoverable for GMWB	73	(17)	—	—	4	—	—	—	60
Separate Accounts	201	—	3	97	(4)	(8)	3	(15)	277
Total Assets	$2,220	$(54)	$18	$293	$(44)	$(72)	$11	$(123)	$2,249
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(241)	$100	$—	$—	$(16)	$—	$—	$—	$(157)
Equity Linked Notes	(33)	(3)	—	—	—	—	—	—	(36)
Total Other Policyholder Funds and Benefits Payable	(274)	97	—	—	(16)	—	—	—	(193)
Total Liabilities	$(274)	$97	$—	$—	$(16)	$—	$—	$—	$(193)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Three months ended March 31,
	2018 [1][2]	2017 [1][2]
Assets
Freestanding Derivatives
Interest Rate	1	—
GMWB hedging instruments	(2)	(36)
Macro hedge program	12	(8)
Total Freestanding Derivatives	11	(44)
Reinsurance Recoverable for GMWB	(8)	(17)
Separate Accounts	—	—
Total Assets	$3	$(61)
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$39	$100
Equity Linked Notes	—	(3)
Total Other Policyholder Funds and Benefits Payable	39	97
Total Liabilities	$39	$97

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
The Company also previously elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedged the risk associated with the investments. The swaps did not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps were recorded in net realized capital gains and losses. These equity securities were classified within equity securities, AFS on the Consolidated Balance Sheets. Income earned from FVO securities was recorded in net investment income and changes in fair value were recorded in net realized capital gains and losses. The Company did not hold any of these equity securities as of March 31, 2018.

Changes in Fair Value of Assets using Fair Value Option
	Three Months Ended March 31,
	2018	2017
Assets
Fixed maturities, FVO
RMBS	$—	$1
Total fixed maturities, FVO	—	1
Equity, FVO		(1)
Total realized capital gains (losses)	$—	$—

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fair Value of Assets and Liabilities using the Fair Value Option
	March 31, 2018	December 31, 2017
Assets
Fixed maturities, FVO
RMBS	$29	$32
Total fixed maturities, FVO	$29	$32
Financial Instruments Not Carried at Fair Value

Financial Assets and Liabilities Not Carried at Fair Value
	Fair Value Hierarchy Level	Carrying Amount	Fair Value
	March 31, 2018
Assets
Policy loans	Level 3	$1,478	$1,478
Mortgage loans	Level 3	$2,839	$2,865
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$5,882	$6,017
Consumer notes [2] [3]	Level 3	$4	$4
Assumed investment contracts [3]	Level 3	$366	$381
	December 31, 2017
Assets
Policy loans	Level 3	$1,432	$1,432
Mortgage loans	Level 3	$2,872	$2,941
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$5,905	$6,095
Consumer notes [2] [3]	Level 3	$8	$8
Assumed investment contracts [3]	Level 3	$342	$361

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2018	2017
Gross gains on sales	$21	$50
Gross losses on sales	(17)	(29)
Equity Securities [1]	11	—
Results of variable annuity hedge program
GMWB derivatives, net	4	18
Macro hedge program	18	(86)
Total results of variable annuity hedge program	22	(68)
Transactional foreign currency revaluation	(14)	(18)
Non-qualifying foreign currency derivatives	17	17
Other, net [2]	(19)	2
Net realized capital losses	$21	$(46)

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities, include all changes in fair value and trading gains and losses for equity securities at fair value.

[2]	Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $(5) and $3, respectively, for the three months ended March 31, 2018 and 2017.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $4 and $21 for the three months ended March 31, 2018 and March 31, 2017, respectively. Proceeds from sales of AFS securities totaled $1.1 billion and $2.4 billion for three months ended March 31, 2018 and March 31, 2017, respectively. Effective January 1, 2018, with adoption of the new accounting standards for equity securities, the proceeds from sales of AFS securities no longer includes equity securities.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2018, was immaterial for the the three months ended March 31, 2018. Prior to the period ended March 31, 2018, these amounts were included in gross unrealized gains (losses) in AOCI.

Recognition and Presentation of Other-Than-Temporary Impairments
The Company will record an other-than-temporary impairment (“OTTI”) for fixed maturities if the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value. A corresponding charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.
The Company will also record an OTTI for those fixed maturities for which the Company does not expect to recover the entire amortized cost basis. For these securities, the excess of the amortized cost basis over its fair value is separated into the portion representing a credit OTTI, which is recorded in net realized capital losses, and the remaining non-credit amount, which is recorded in OCI. The credit OTTI amount is the excess of its amortized cost basis over the Company’s best estimate of discounted expected future cash flows. The non-credit amount is the excess of the best estimate of the discounted expected future cash flows over the fair value. The Company’s best estimate of discounted expected future cash flows becomes the new cost basis and accretes prospectively into net investment income over the estimated remaining life of the security.
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
Prior to January 1, 2018, the Company recorded an OTTI for certain equity securities with debt-like characteristics if the Company intended to sell or it was more likely than not that the Company was required to sell the security before a recovery in value as well as for those equity securities for which the Company did not expect to recover the entire amortized cost basis. The Company also recorded an OTTI for equity securities where the decline in the fair value was deemed to be other-than-temporary. For further discussion of these policies, see Recognition and Presentation of Other-Than-Temporary Impairments within Note 6 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report.

Impairments in Earnings by Type
Three Months Ended March 31,
	2018	2017
Credit impairments	$—	$—
Intent-to-sell impairments	—	—
Impairments on equity securities	—	—
Total impairments	$—	$—

Cumulative Credit Impairments
	Three Months Ended March 31,
(Before tax)	2018	2017
Balance as of beginning of period	$(88)	$(170)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—
Securities previously impaired	—	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	4	5
Securities due to an increase in expected cash flows	—	4
Balance as of end of period	$(84)	$(161)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Available-for-Sale Securities

AFS Securities by Type
	March 31, 2018					December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$831	$8	$(10)	$829	$—	$821	$9	$(11)	$819	$—
CDOs	782	—	(2)	780	—	886	2	—	888	—
CMBS	1,996	30	(39)	1,987	(1)	2,061	45	(22)	2,084	(1)
Corporate	12,444	1,093	(113)	13,424	—	12,587	1,483	(32)	14,038	—
Foreign govt./govt. agencies	399	22	(6)	415	—	379	30	(2)	407	—
Municipal	1,126	114	(2)	1,238	—	1,125	142	(1)	1,266	—
RMBS	1,327	34	(9)	1,352	—	1,388	41	(2)	1,427	—
U.S. Treasuries	1,610	157	(11)	1,756	—	1,667	206	(3)	1,870	—
Total fixed maturities, AFS	20,515	1,458	(192)	21,781	(1)	20,914	1,958	(73)	22,799	(1)
Equity securities, AFS [2]						140	14	—	154	—
Total AFS securities	$20,515	$1,458	$(192)	$21,781	$(1)	$21,054	$1,972	$(73)	$22,953	$(1)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2018 and December 31, 2017.

[2]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of March 31, 2018.

Fixed maturities, AFS, by Contractual Maturity Year
	March 31, 2018		December 31, 2017
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$914	$918	$844	$850
Over one year through five years	3,418	3,454	3,498	3,580
Over five years through ten years	3,005	3,063	3,178	3,321
Over ten years	8,242	9,398	8,238	9,830
Subtotal	15,579	16,833	15,758	17,581
Mortgage-backed and asset-backed securities	4,936	4,948	5,156	5,218
Total fixed maturities, AFS	$20,515	$21,781	$20,914	$22,799
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
The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder's equity, other than the U.S. government and certain U.S. government agencies as of March 31, 2018 and December 31, 2017. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Consolidated Financial Statements in the Company’s 2017 Form 10-K Annual Report.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of March 31, 2018
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$298	$296	$(2)	$203	$195	$(8)	$501	$491	$(10)
CDOs	582	580	(2)	—	—	—	582	580	(2)
CMBS	901	881	(20)	338	319	(19)	1,239	1,200	(39)
Corporate	3,701	3,631	(70)	751	708	(43)	4,452	4,339	(113)
Foreign govt./govt. agencies	175	171	(4)	35	33	(2)	210	204	(6)
Municipal	78	77	(1)	10	9	(1)	88	86	(2)
RMBS	526	518	(8)	21	20	(1)	547	538	(9)
U.S. Treasuries	386	376	(10)	32	31	(1)	418	407	(11)
Total fixed maturities, AFS in an unrealized loss position	$6,647	$6,530	$(117)	$1,390	$1,315	$(75)	$8,037	$7,845	$(192)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2017
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$158	$157	$(1)	$219	$209	$(10)	$377	$366	$(11)
CDOs	242	242	—	37	37	—	279	279	—
CMBS	524	517	(7)	346	331	(15)	870	848	(22)
Corporate	1,082	1,074	(8)	779	755	(24)	1,861	1,829	(32)
Foreign govt./govt. agencies	60	59	(1)	35	34	(1)	95	93	(2)
Municipal	9	9	—	10	9	(1)	19	18	(1)
RMBS	288	287	(1)	28	27	(1)	316	314	(2)
U.S. Treasuries	382	380	(2)	38	37	(1)	420	417	(3)
Total fixed maturities, AFS in an unrealized loss position	2,745	2,725	(20)	1,492	1,439	(53)	4,237	4,164	(73)
Equity securities, AFS [1]	6	6	—	3	3	—	9	9	—
Total securities in an unrealized loss position	$2,751	$2,731	$(20)	$1,495	$1,442	$(53)	$4,246	$4,173	$(73)

[1]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of March 31, 2018.

As of March 31, 2018, AFS securities in an unrealized loss position consisted of 1,698 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of March 31, 2018, 99% of these securities were depressed less than 20% of amortized cost. The increase in unrealized losses during 2018 was primarily attributable to widening of credit spreads and an increase in long-term interest rates.
Most of the securities depressed for twelve months or more primarily relate to corporate securities, structured securities with exposure to commercial real estate, and student loan ABS. Corporate securities and commercial real estate securities were primarily depressed because current market spreads are wider than spreads at the securities' respective purchase dates. Certain other corporate securities, student loan ABS, and commercial real estate securities were depressed because the securities have floating-rate coupons and have long-dated maturities, and current credit spreads are wider than when these securities were purchased. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.

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
As of March 31, 2018, commercial mortgage loans had an amortized cost and carrying value of $2.8 billion, with no valuation allowance. As of December 31, 2017, commercial mortgage loans had an amortized cost and carrying value of $2.9 billion, with no valuation allowance. Amortized cost represents carrying value prior to valuation allowances, if any.
As of both March 31, 2018 and December 31, 2017, the carrying value of mortgage loans that had a valuation allowance was $0. There were no mortgage loans held-for-sale as of March 31, 2018 or December 31, 2017. As of March 31, 2018, the Company had an immaterial amount of mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Valuation Allowance Activity
	Three Months Ended March 31,
	2018	2017
Balance as of January 1	$—	$(19)
Reversals/(Additions)	—	—
Deductions	—	—
Balance as of March 31	$—	$(19)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 49% as of March 31, 2018, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company's commercial mortgage loan portfolio was 2.76x as of March 31, 2018. As of both March 31, 2018 and December 31, 2017, the Company held no delinquent commercial mortgage loans past due by 90 days or more.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Commercial Mortgage Loans Credit Quality
	March 31, 2018		December 31, 2017
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$5	1.26x	$5	1.26x
65% - 80%	124	1.88x	125	1.88x
Less than 65%	2,710	2.80x	2,742	2.69x
Total commercial mortgage loans	$2,839	2.76x	$2,872	2.65x

Mortgage Loans by Region
	March 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$62	2.2%	$62	2.1%
East South Central	14	0.5%	14	0.5%
Middle Atlantic	291	10.2%	291	10.1%
New England	91	3.2%	92	3.2%
Pacific	826	29.1%	838	29.2%
South Atlantic	591	20.8%	608	21.2%
West South Central	195	6.9%	195	6.8%
Other [1]	769	27.1%	772	26.9%
Total mortgage loans	$2,839	100.0%	$2,872	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type

	March 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$750	26.4%	$743	25.9%
Lodging	24	0.9%	24	0.8%
Multifamily	644	22.7%	662	23.0%
Office	667	23.5%	685	23.9%
Retail	554	19.5%	557	19.4%
Other	200	7.0%	201	7.0%
Total mortgage loans	$2,839	100.0%	$2,872	100.0%
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities.
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements. As of March 31, 2018 and December 31, 2017 the Company did not hold any VIEs for which it was the primary beneficiary.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. The Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2018 and December 31, 2017 is limited to the total carrying value of $875 and $900, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the Company has outstanding commitments totaling $638 and $673, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 3 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report.
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CDOs, CMBS and RMBS in the Available for Sale Securities table and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
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

Securities Lending and Repurchase Agreements
	March 31, 2018	December 31, 2017
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$585	$674
Gross amount of associated liability for collateral received [1]	$597	$689

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$192	$202
Gross amount of collateral pledged related to repurchase agreements [2]	$200	$206

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $14 and $1 which are excluded from the Company's Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of both March 31, 2018 and December 31, 2017, the fair value of securities on deposit was $22.
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
Strategies that Qualify for Hedge Accounting
Some of the Company's derivatives satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
The non-qualifying strategies include:
Interest Rate Swaps, Swaptions, and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2018 and December 31, 2017, the notional amount of interest rate swaps in offsetting relationships was $2.7 billion.
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Customized swaps	$4,739	$5,023	$57	$59
Equity swaps, options, and futures	761	1,407	(20)	(31)
Interest rate swaps and futures	3,076	3,022	30	39
Total	$8,576	$9,452	$67	$67
Macro Hedge Program
The Company utilizes equity swaps, options, forwards and futures to provide partial protection against the statutory tail scenario risk arising from GMWB and the guaranteed minimum death benefits ("GMDB") liabilities on the Company's statutory surplus. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.
Modified Coinsurance Reinsurance Contracts
As of March 31, 2018, and December 31, 2017, the Company had approximately $836 and $861, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements of Notes to the Condensed Consolidated Financial Statements.

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Cash flow hedges
Interest rate swaps	$1,421	$1,486	$(3)	$—	$18	$6	$(21)	$(6)
Foreign currency swaps	182	182	(12)	(12)	4	5	(16)	(17)
Total cash flow hedges	1,603	1,668	(15)	(12)	22	11	(37)	(23)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	3,216	3,219	(326)	(356)	306	339	(632)	(695)
Foreign exchange contracts
Foreign currency swaps and forwards	41	342	—	(6)	—	—	—	(6)
Fixed payout annuity hedge	540	540	(149)	(170)	—	—	(149)	(170)
Credit contracts
Credit derivatives that purchase credit protection	51	80	(2)	(3)	—	—	(2)	(3)
Credit derivatives that assume credit risk [1]	380	380	6	3	7	9	(1)	(6)
Credit derivatives in offsetting positions	62	200	—	1	6	9	(6)	(8)
Variable annuity hedge program
GMWB product derivatives [2]	11,021	11,390	(53)	(75)	—	—	(53)	(75)
GMWB reinsurance contracts	2,308	2,372	31	35	31	35	—	—
GMWB hedging instruments	8,576	9,452	67	67	127	120	(60)	(53)
Macro hedge program	6,497	7,252	35	23	48	45	(13)	(22)
Other
Modified coinsurance reinsurance contracts	836	861	81	55	81	55	—	—
Total non-qualifying strategies	33,528	36,088	(310)	(426)	606	612	(916)	(1,038)
Total cash flow hedges and non-qualifying strategies	$35,131	$37,756	$(325)	$(438)	$628	$623	$(953)	$(1,061)
Balance Sheet Location
Fixed maturities, available-for-sale	$39	$39	$—	$—	$—	$—	$—	$—
Other investments	6,765	10,340	78	135	100	302	(22)	(167)
Other liabilities	14,162	12,754	(462)	(588)	416	231	(878)	(819)
Reinsurance recoverables	3,144	3,233	112	90	112	90	—	—
Other policyholder funds and benefits payable	11,021	11,390	(53)	(75)	—	—	(53)	(75)
Total derivatives	$35,131	$37,756	$(325)	$(438)	$628	$623	$(953)	$(1,061)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral Received [3] Pledged [2]	Financial Collateral Received [4]	Net Amount
As of March 31, 2018
Other investments	$516	$478	$78	$(40)	$1	$37
Other liabilities	$(900)	$(301)	$(462)	$(137)	$(596)	$(3)
As of December 31, 2017
Other investments	$533	$491	$135	$(93)	$—	$42
Other liabilities	$(986)	$(307)	$(588)	$(91)	$(674)	$(5)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2018	2017
Interest rate swaps	$(16)	$(4)
Foreign currency swaps	—	1
Total	$(16)	$(3)

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships
		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
		2018	2017
Interest rate swaps	Net investment income	5	7
Foreign currency swaps	Net realized capital gains	2	1
Total		$7	$8
During the three months ended March 31, 2018, and March 31, 2017, the Company had no ineffectiveness recognized in income within net realized capital gains (losses).
As of March 31, 2018, the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $11. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three months ended March 31, 2018, and March 31, 2017, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
	2018	2017
Variable annuity hedge program
GMWB product derivatives	$39	$101
GMWB reinsurance contracts	(13)	(18)
GMWB hedging instruments	(22)	(65)
Macro hedge program	18	(86)
Total variable annuity hedge program	22	(68)
Foreign exchange contracts
Foreign currency swaps and forwards	(3)	(4)
Fixed payout annuity hedge	20	21
Total foreign exchange contracts	17	17
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	(30)	2
Credit contracts
Credit derivatives that purchase credit protection	—	(6)
Credit derivatives that assume credit risk	(1)	8
Equity contracts
Equity index swaps and options	—	1
Other
Modified coinsurance reinsurance contracts	26	(2)
Total other non-qualifying derivatives	(5)	3
Total [1]	$34	$(48)

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

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Credit Derivatives by Type
As of March 31, 2018
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$120	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	250	4	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	13	(1)	5 years	CMBS Credit	A-	3	—
Below investment grade risk exposure	28	(5)	Less than 1 Year	CMBS Credit	CCC	28	5
Total [5]	$411	$1				$31	$5

As of December 31, 2017
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$120	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	43	—	Less than 1 Year	Corporate Credit	B	43	—
Basket credit default swaps [4]
Investment grade risk exposure	250	—	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	22	2	3 years	Corporate Credit	B+	22	—
Investment grade risk exposure	15	(1)	4 years	CMBS Credit	A	5	—
Below investment grade risk exposure	30	(5)	Less than 1 Year	CMBS Credit	CCC	30	5
Total [5]	$480	$(1)				$100	$5

[1]
The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, Fitch, and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

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

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2018 and December 31, 2017, the Company pledged cash collateral associated with derivative instruments with a fair value of $7 and $6, respectively, for which the collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. The Company also pledged securities collateral associated with derivative instruments with a fair value of $640 and $729, respectively, as of March 31, 2018 and December 31, 2017, which have been included in fixed maturities on the Condensed

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. In addition, as of March 31, 2018 and December 31, 2017, the Company has pledged initial margin of cash and securities to clearinghouses and exchanges related to OTC-cleared and exchange traded derivatives of $133 and $136, respectively.
As of March 31, 2018 and December 31, 2017 the Company accepted cash collateral associated with derivative instruments of $300 and $310, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of March 31, 2018, with a fair value of $3 all of which the Company has the ability to sell or repledge. As of March 31, 2018, the Company had not repledged securities and did not sell any securities. The non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2017, the Company did not hold any securities collateral.
5. Deferred Policy Acquisition Costs

Changes in the DAC Balance
	Three months ended March 31,
	2018	2017
Balance, beginning of period	$405	$463
Deferred costs	—	1
Amortization — DAC	(8)	(13)
Amortization — Unlock benefit (charge), pre-tax	(3)	5
Adjustments to unrealized gains and losses on securities AFS and other	23	(4)
Balance, end of period	$417	$452

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reserves for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2] [4]	Total Future Policy Benefits
Liability balance as of January 1, 2018	$873	$2,940	$10,669	$14,482
Incurred [3]	35	87	105	227
Paid	(28)	—	(194)	(222)
Change in unrealized investment gains and losses	—	—	(205)	(205)
Liability balance as of March 31, 2018	$880	$3,027	$10,375	$14,282
Reinsurance recoverable asset, as of January 1, 2018	$464	$2,940	$1,742	$5,146
Incurred [3]	22	87	(55)	54
Paid	(22)	—	(12)	(34)
Reinsurance recoverable asset, as of March 31, 2018	$464	$3,027	$1,675	$5,166

	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2] [4]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,587	$14,000
Incurred [3]	24	79	179	282
Paid	(27)	—	(193)	(220)
Change in unrealized investment gains and losses	—	—	28	28
Liability balance as of March 31, 2017	$783	$2,706	$10,601	$14,090
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,697	$4,756
Incurred [3]	17	79	25	121
Paid	(23)	—	(11)	(34)
Reinsurance recoverable asset, as of March 31, 2017	$426	$2,706	$1,711	$4,843

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

[4]
As of March 31, 2018 and 2017, respectively, includes $277 and $314 of gross reserves and includes $277 and $314 of reinsurance recoverables that relates to business HLIC cedes to Hartford Life and Accident Insurance Company ("HLA").

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of March 31, 2018
	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
Maximum anniversary value (“MAV”) [1]
MAV only	$13,276	$2,010	$311	71
With 5% rollup [2]	1,115	135	45	72
With Earnings Protection Benefit Rider (“EPB”) [3]	3,380	517	80	71
With 5% rollup & EPB	463	104	23	73
Total MAV	18,234	2,766	459
Asset Protection Benefit (APB) [4]	9,614	140	95	70
Lifetime Income Benefit (LIB) – Death Benefit [5]	432	5	5	71
Reset [6] (5-7 years)	2,396	6	5	70
Return of Premium [7] /Other	8,588	58	55	72
Subtotal Variable Annuity with GMDB/GMWB [10]	$39,264	$2,975	$619	71
Less: General Account Value with GMDB/GMWB	3,546
Subtotal Separate Account Liabilities with GMDB	35,718
Separate Account Liabilities without GMDB	72,675
Total Separate Account Liabilities	$108,393

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $5.9 billion of total account value and weighted average attained age of 73 years. There is no NAR or retained NAR related to these contracts. Includes $1.9 billion of account value for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
Asset type	As of March 31, 2018	As of December 31, 2017
Equity securities (including mutual funds)	$33,097	$34,496
Cash and cash equivalents	2,621	2,712
Total	$35,718	$37,208
As of March 31, 2018 and December 31, 2017, approximately 15% and 15%, respectively, of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 85% and 85%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended March 31,
	2018	2017
Tax provision at the U.S. federal statutory rate	$30	$30
Dividends-received deduction ("DRD")	(7)	(18)
Foreign related investments	(2)	(1)
Tax reform	(2)	—
Other	1	—
Provision for income taxes	$20	$11
The separate account DRD is estimated for the current year using information from the most recent return, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received in the mutual funds, amounts of distributions from these mutual funds, and the Company’s taxable income before the DRD. The Company evaluates its DRD computations on a quarterly basis.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of March 31, 2018 and December 31, 2017, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,232 and $3,243, respectively. These losses were generated prior to 2017 and are thus eligible for carryback, subject to limits on the period for which they can be carried forward. If not utilized, $3,229 of the losses will expire from 2023 to 2031. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income.
Most of the net operating loss carryover originated from the Company's U.S. annuity business, including from the hedging program. Given the continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses is significantly lessened. Accordingly, given the expected future ultimate parent's consolidated group earnings, the Company believes sufficient taxable income will be generated in the future to utilize its net operating loss carryover. Although the Company believes there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time. As a condition of the close, in connection with the pending sale of HLI and subsidiaries, the Company will forego approximately $440 of deferred tax assets associated with net operating loss carryovers and foreign tax credits that will be retained by The Hartford. These deferred tax assets continue to be reflected as an asset in the accompanying financial statements as non-recoverability is contingent on the closing of the sale of the business.
Alternative Minimum Tax Credit
As of March 31, 2018 and December 31, 2017, the Company had an alternative minimum tax credit (AMT) carryover, net of a sequestration fee payable, of $218 and $235, respectively, which is reflected as a current income tax receivable within Other Assets in the accompanying condensed consolidated balance sheet. AMT credits may be used to offset a regular tax liability for any taxable year beginning after December 31, 2017 and are refundable at an amount equal to 50 percent of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. Any remaining credits not used are refundable for the 2021 tax year to be collected in 2022.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes (continued)

Foreign Tax Credit Carryover
As of March 31, 2018 and December 31, 2017, the net deferred tax asset included the expected tax benefit attributable to foreign tax credit carryovers of $18 and $23, respectively. The foreign tax credit carryovers expire from 2023 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all of the U.S. net operating loss carryover. However, the Company has identified and purchased certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2018 is $598. Of this $598, the legal entities have posted collateral of $644, which is inclusive of initial margin requirements in the normal course of business. In addition, the Company has posted collateral of $29 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2018, a downgrade of one or two levels below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Transactions with Affiliates

Parent Company Transactions
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc. ("HHI") and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions, and employee costs. In addition, the Company has issued structured settlement contracts to fund claims settlements of property casualty insurance companies and self-insured entities. In many cases, the structured settlement contracts are to fund claim settlements of the Company's affiliated property and casualty companies whereby these property and casualty companies transferred funds to another affiliate of the Company to purchase the contracts. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $675 and $682 as of March 31, 2018 and December 31, 2017, respectively.
Substantially all general insurance expenses related to the Company are initially paid by The Hartford. Expenses are allocated to the Company using specific identification if available, or other applicable methods, that would include a blend of revenue, expense and capital.
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of March 31, 2018 and December 31, 2017, no recoverables have been recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Ceded to Affiliates
The Company maintains a reinsurance agreement with HLA whereby the Company cedes both group life and group accident and health risk. Under this agreement, the Company ceded group life premium of $6 and $6 for the three months ended March 31, 2018 and 2017, respectively. The Company ceded accident and health premiums to HLA of $16 and $18 for the three months ended March 31, 2018 and 2017, respectively.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2018
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,022	$4	$(3)	$1,023
Cumulative effect of accounting changes, net of tax [1]	182	—	—	182
Adjusted balance, beginning of period	1,204	4	(3)	1,205
OCI before reclassifications	(301)	(12)	1	(312)
Amounts reclassified from AOCI	(3)	(6)	—	(9)
OCI, net of tax	(304)	(18)	1	(321)
Ending balance	$900	$(14)	$(2)	$884

[1]
Includes reclassification to retained earnings of $193 of stranded tax effects and $11 of net unrealized gains, after tax, related to equity securities. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for further information.

Reclassifications from AOCI
	Three Months Ended March 31, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$4	Net realized capital gains (losses)
	4	Income before income taxes
	1	Income tax expense
	3	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	5	Net investment income
Foreign currency swaps	2	Net realized capital gains (losses)
	7	Income before income taxes
	1	Income tax expense
	6	Net income
Total amounts reclassified from AOCI	$9	Net income

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2017
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$693	$32	$(3)	$722
OCI before reclassifications	58	(2)	—	56
Amounts reclassified from AOCI	(14)	(5)	—	(19)
OCI, net of tax	44	(7)	—	37
Ending balance	$737	$25	$(3)	$759

Reclassified from AOCI
	Three Months Ended March 31, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$21	Net realized capital gains (losses)
	21	Income before income taxes
	7	Income tax expense (benefit)
	14	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	—	Net realized capital gains (losses)
Interest rate swaps	7	Net investment income
Foreign currency swaps	1	Net realized capital losses
	8	Income before income taxes
	3	Income tax expense (benefit)
	5	Net income
Total amounts reclassified from AOCI	$19	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life Insurance Company and its subsidiaries (“Hartford Life Insurance Company” or the “Company”) as of and for the period ended March 31, 2018 compared with the comparable 2017 period.
The Company meets the conditions specified in General Instruction H(1) of Form 10-Q and is filing this Form with the reduced disclosure format permitted for wholly-owned subsidiaries of reporting entities. The Company has omitted, from this Form 10-Q, certain information in Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has included, under Item 2, Consolidated Results of Operations to explain any material changes in revenue and expense items for the periods presented. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2017 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended March 31,
	2018	2017	Change
Fee income and other	$231	$221	5%
Earned premiums	27	36	(25%)
Net investment income	312	316	(1%)
Net realized capital gains (losses)	21	(46)	146%
Total revenues	591	527	12%
Benefits, losses and loss adjustment expenses	325	330	(2%)
Amortization of deferred policy acquisition costs ("DAC")	11	8	38%
Insurance operating costs and other expenses	108	103	5%
Dividends to policyholders	2	—	NM
Total benefits, losses and expenses	446	441	1%
Income before income taxes	145	86	69%
Income tax expense	20	11	82%
Net income	$125	$75	67%
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net income increased for the three months ended March 31, 2018, as compared to the prior year period, primarily due to higher fee income and other and a change to net realized capital gains, partially offset by lower earned premiums, higher insurance operating costs and other expenses, and higher income tax expense.
Fee income and insurance operating costs and other expenses increased for the three months ended March 31, 2018, as compared to the prior year period, in part related to fee income on certain Hartford HLS mutual funds held in the Company's separate accounts.
Earned premiums were lower primarily due to the run off of the annuity block of business. Benefits, losses and loss adjustment expenses decreased for the three months ended March 31, 2018, as compared to the prior year period, due to lower death benefits and interest credited primarily due to the continued run off of the annuity block of business.
The increase in DAC amortization for the three months ended March 31, 2018 was due to an unfavorable unlock compared to a prior year favorable unlock, partially offset by the run off of the variable annuity block. For further discussion of the unlock, see MD&A - Estimated Gross Profits.
Net investment income decreased for the three months ended March 31, 2018, compared to the prior year periods, primarily due to lower income from fixed maturities driven by lower asset levels partially offset by an increase in income from limited partnerships and other alternative investments. Income from limited partnership and other alternative investments was above the prior year due to higher returns on private equity investments. For further discussion, see MD&A - Investments Results, Net Investment Income.
Net realized capital gains, before tax, for the three months ended March 31, 2018, were greater than net realized capital losses before tax, in the prior year period, primarily due to a change from losses in 2017 to gains in 2018 on the macro hedging program, partially offset by losses in 2018 on non-qualifying interest rate derivatives. For further discussion of the results, see MD&A - Investment Results, Net Realized Capital Gains (Losses).
The effective tax rate differs from the U.S. statutory rate of 21% and 35% in 2018 and 2017, respectively, primarily due to the separate account dividends received deduction ("DRD"). Income tax expense increased for the three months ended March 31, 2018 compared to the prior year period, primarily due to an increase in income before income taxes, partially offset by a reduction in the U.S. statutory rate to 21% and a reduction in the DRD benefit. For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

INVESTMENT RESULTS

Net Investment Income
	Three Months Ended March 31,
	2018		2017
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$236	4.6%	$253	4.5%
Equity securities	3	6.6%	—	1.0%
Mortgage loans	34	4.8%	32	4.6%
Policy loans	18	5.0%	19	5.1%
Limited partnerships and other alternative investments	24	9.7%	12	5.1%
Other [3]	8		15
Investment expense	(11)		(15)
Total net investment income	312	4.6%	316	4.4%
Total net investment income excluding limited partnerships and other alternative investments	$288	4.5%	$304	4.4%

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
Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Total net investment income decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to lower income from fixed maturities driven by lower asset levels, partially offset by an increase in income from limited partnerships and other alternative investments. Income from limited partnership and other alternative investments was above the prior year due to higher returns on private equity investments.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.5% for the three months ended March 31, 2018, up from 4.4% for the three months ended March 31, 2017. Excluding non-routine items, which primarily include make-whole payments on fixed maturities, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.4% for the three months ended March 31, 2018, up from 4.3% for the three months ended March 31, 2017.
The new money yield for the three months ended March 31, 2018, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 4.1%, which was above the average yield of sales and maturities of 4.0% for the same period. For the three months ended March 31, 2018, the new money yield of 4.1% increased from 3.9% for the three months ended March 31, 2017 due to higher interest rates.
We expect the annualized net investment income yield for the 2018 calendar year, excluding limited partnerships and other alternative investments, to be slightly above the portfolio yield earned in 2017 due to the run-off of lower yielding businesses. This assumes that reinvestment rates continue to be above the average yield of sales and maturities. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)
	Three Months Ended March 31,
(Before tax)	2018	2017
Gross gains on sales	$21	$50
Gross losses on sales	(17)	(29)
Equity Securities [1]	11	—
Results of variable annuity hedge program
GMWB derivatives, net	4	18
Macro hedge program	18	(86)
Total results of variable annuity hedge program	22	(68)
Transactional foreign currency revaluation	(14)	(18)
Non-qualifying foreign currency derivatives	17	17
Other, net [2]	(19)	2
Net realized capital gains (losses)	$21	$(46)

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities, includes all changes in fair value and trading gains and losses for equity securities at fair value.

[2]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts.

Gross Gains and Losses on Sales

•	Gross gains and losses on sales for the three months ended March 31, 2018 were primarily the result of duration, liquidity and credit management within corporate and US Treasury securities.

•
Gross gains and losses on sales for the three months ended March 31, 2017 were primarily the result of duration, liquidity and credit management within corporate, residential mortgage-backed securities ("RMBS") and US Treasury securities.

Variable Annuity Hedge Program

•
For the three months ended March 31, 2018, the net gain on the combined GMWB derivative, net which include the GMWB product, reinsurance and hedging derivatives was primarily due to non-market factors.

•
For the three months ended March 31, 2018,the gains on the macro hedge program were primarily due to gains of $24 driven by an increase in equity market volatility and $18 driven by a decline in domestic equity markets, partially offset by losses of $21 driven by time decay on options and $4 driven by increases in long term interest rates.

•
For the three months ended March 31, 2017, the net gain on the combined GMWB derivatives, net, which include the GMWB product, reinsurance and hedging derivatives, was primarily due to gains of $10 due to a decline in equity market volatility and $7 driven by policyholder behavior.

•
For the three months ended March 31, 2017, the losses on the macro hedge program were primarily due to losses of $46 driven by an improvement in domestic equity markets, $26 driven by a decline in equity market volatility and $19 driven by time decay on options

Other, Net

•
Other, net loss for the three months ended March 31, 2018, included losses on interest rate derivatives partially offset by gains associated with modified coinsurance reinsurance contracts driven by an increase in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer of the investment experience related to the assets supporting the reinsured policies.

•	Other, net gain for the three months ended March 31, 2017 primarily related to gains on interest rate derivatives used to manage duration.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2017 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2018.
Estimated Gross Profits
Estimated gross profits ("EGPs") are used in the valuation and amortization of the DAC asset. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

Significant EGP-based Balances
	As of March 31, 2018	As of December 31, 2017
DAC [1]	$417	$405
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$416	$409

[1]	For additional information on DAC, see Note 5 - Deferred Policy Acquisition Costs of Notes to Condensed Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 6 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Benefit (Charge) to Income, Net of Tax, as a Result of Unlock
	Three Months Ended March 31,
	2018	2017
DAC	$(3)	$5
Death and Other Insurance Benefit Reserves	—	5
Total (pre tax)	(3)	10
Income tax effect	(1)	4
Total (after tax)	$(2)	$6
The Unlock charge, after tax, for the three months ended March 31, 2018 was primarily due to separate account returns being below our aggregated estimated returns during the period largely due to a decrease in equity markets.
The Unlock benefit, after tax, for the three months ended March 31, 2017 was largely due to separate account returns being above our aggregated estimated returns during the period, partially offset by higher than expected lapses.
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

Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term rate of return is 8.3%. The annual return assumed over the next five years of approximately 0.0% was calculated based on the return needed over that period to produce an 8.3% return since March of 2009, the date the Company adopted the RTM estimation technique to project future separate account returns. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 55% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 35% as of March 31, 2018. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the financial resources of Hartford Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among The Hartford Financial Services Group, Inc. ("HFSG Holding Company") and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of March 31, 2018, there were no amounts outstanding or borrowed by the Company.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2018 is $598. This $598, the legal entities have posted collateral of $644, which is inclusive of initial margin requirements in the normal course of business. In addition, the Company has posted collateral of $29 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2018, a downgrade of one or two levels below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $29 billion of cash and total general account invested assets, which includes the following fixed maturity securities and short-term investments to meet liquidity needs.

As of March 31, 2018
Fixed maturities	$21,810
Short-term investments	1,493
Cash	277
Less: Derivative collateral	940
Total	$22,640
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
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The CTDOI will permit the Company to pledge up to $0.9 billion in qualifying assets to secure FHLBB advances for 2018. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of March 31, 2018, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of March 31, 2018
Total Contractholder obligations	$151,600
Less: Separate account assets [1]	108,393
General account contractholder obligations	$43,207
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$18,588
Fixed MVA annuities [3]	4,593
Other [4]	20,026
General account contractholder obligations	$43,207

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2017 Form 10-K Annual Report.
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
On December 4, 2017, the Hartford announced it had entered into a definitive agreement to sell the Company's parent, Hartford Life Inc., to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. Prior to the expected close in 2018, the Company anticipates paying $300 in dividends to its parent, subject to approval by the Connecticut Insurance Commissioner. Other intercompany transactions between HLIC and HFSG Holding Company will be net settled prior to closing. During the first three months of 2018, there were no HLIC dividends. The sale is anticipated to close by June 30, 2018, subject to regulatory approval and other closing conditions.

Cash Flows

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$267	$342
Net cash used for investing activities	$(187)	$(467)
Net cash used for financing activities	$(340)	$(193)
Cash - end of period	$277	$236
Net cash provided by operating activities decreased in 2018 as compared to 2017 primarily due to a decrease in income tax refunds received and a decrease in net operating cash received due to the continued runoff of the business.
Net cash used by investing activities in 2018 primarily relates to net payments for short-term investments of $460 and net payments for derivatives of $156, partially offset by net proceeds from available-for-sale securities of $393, net proceeds from mortgage loans of $35 and net proceeds from equity securities at fair value of $24. Net cash used by investing activities in 2017 primarily relates to net payments for short-term investments of $289 and net payments for derivatives of $51.
Net cash used for financing activities in 2018 relates to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $200, in combination with a net decrease in securities loaned or sold under agreements to repurchase of $136. Net cash used for financing activities in 2017 relates to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $307, and return of capital to parent of $298, partially offset by net decrease in securities loaned or sold under agreements to repurchase of $419.
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
The following table summarizes Hartford Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 24, 2018:

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
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $3.6 billion as of March 31, 2018 and December 31, 2017. The statutory capital amount as of December 31, 2017 is based on actual statutory filings with the applicable regulatory authorities. The statutory capital amount as of March 31, 2018, is an estimate, as the first quarter 2018 statutory filings have not yet been made.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2017 Form 10-K Annual Report is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is involved in claims litigation arising in the ordinary course of business with respect to group and individual insurance products, such as life, disability and accidental death and dismemberment insurance policies, and with respect to annuity contracts. The Company accounts for such activity through the establishment of reserves for future policy benefits. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of the Company.
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
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS

See Exhibits Index on page	62

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018
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
HARTFORD LIFE INSURANCE COMPANY

/s/ Peter F. Sannizzaro
Peter F. Sannizzaro Senior Vice President and Principal Accounting Officer (Principal Financial Officer and duly authorized signatory)
April 30, 2018