Form 10-Q
period 2018-06-30
TALCOTT RESOLUTION LIFE INSURANCE CO
filed 2018-08-14
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-32293

TALCOTT RESOLUTION LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Connecticut	06-0974148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Griffin Road North, Windsor, Connecticut 06095
(Address of principal executive offices)
(800) 862-6668
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

As of August 14, 2018, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Item	Description	Page
	Part I. FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Statements of Operations — For the Period of June 1, 2018 to June 30, 2018 (Successor Company), the Period of April 1, 2018 to May 31, 2018 (Predecessor Company), For the Three Months Ended June 30, 2017 (Predecessor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Six Months Ended June 30, 2017 (Predecessor Company)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) — For the Period of June 1, 2018 to June 30, 2018 (Successor Company), the Period of April 1, 2018 to May 31, 2018 (Predecessor Company), For the Three Months Ended June 30, 2017 (Predecessor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Six Months Ended June 30, 2017 (Predecessor Company)	6
	Condensed Consolidated Balance Sheets — As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company)	7
	Condensed Consolidated Statements of Changes in Stockholder's Equity — For the period of June 1, 2018 to June 30, 2018 (Successor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Six Months Ended June 30, 2017 (Predecessor Company)	8
	Condensed Consolidated Statements of Cash Flows — For the period of June 1, 2018 to June 30, 2018 (Successor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Six Months Ended June 30, 2017 (Predecessor Company)	9
	Notes to Condensed Consolidated Financial Statements	10
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
3.	Quantitative and Qualitative Disclosures About Market Risk	93
4.	Controls and Procedures	93
	Part II. OTHER INFORMATION
1.	Legal Proceedings	94
1A.	Risk Factors	94
2.	Unregistered Sales of Equity Securities and Use of Proceeds	[a]
2.	Properties	101
6.	Exhibits	101
	Exhibit Index	102
	Signature	103

[a]	Not applicable

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon Talcott Resolution Life Insurance Company (formerly "Hartford Life Insurance Company") and its subsidiaries (collectively, the “Company”). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors, in the Company’s 2017 Form 10-K Annual Report and those identified from time to time in our other filings with the Securities and Exchange Commission ("SEC").

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

◦
volatility in our statutory earnings and earnings calculated in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of statutory surplus and economic value;

◦	the possibility of a terrorist attack, a pandemic, or other natural or man-made disaster that may increase the Company's mortality exposure and adversely affect its businesses;

◦	the possibility of losses from increased life expectancy trends among policyholders receiving long-term life contingent benefit payments;

•	Financial Strength, Credit and Counterparty Risks:

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

◦	the potential for further acceleration in amortization of the present value of the business acquired ("VOBA") and an increase in reserve for certain guaranteed benefits in our variable annuities;

◦	the potential for valuation allowances against deferred tax assets;

•	Strategic and Operational Risks:

◦
the risks associated with separating our operations from those of our former parent and establishing a stand-alone company, including increased costs related to replacing third-party arrangements previously obtained through our former parent;

◦
the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber or other information security incident or other unanticipated event;

◦	the potential for difficulties arising from outsourcing and similar third-party relationships;

◦	the risks, challenges and uncertainties associated with the Company's initiatives and other actions, which may include acquisitions and divestitures;

◦	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	Regulatory and Legal Risks:

◦	the cost and other potential effects of increased regulatory and legislative developments, including those that could adversely impact the Company’s operating costs and required capital levels;

◦	unfavorable judicial or legislative developments;

◦	the impact of changes in federal or state tax laws that could impact the tax-favored status of life and annuity contracts; and

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

Part I. FINANCIAL INFORMATION
Item 1.Financial Statements
TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor Company	Predecessor Company
(In millions)	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Revenues
Fee income and other	$72	$150	$225	$381	$446
Earned premiums	6	15	34	42	70
Net investment income	65	208	318	520	634
Net realized capital gains (losses)	4	(128)	18	(107)	(28)
Amortization of deferred reinsurance gain	9	—	—	—	—
Total revenues	156	245	595	836	1,122
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	45	209	342	534	672
Amortization of deferred policy acquisition costs ("DAC") and present value of future profits ("VOBA")	7	5	10	16	18
Insurance operating costs and other expenses	33	74	98	183	201
Dividends to policyholders	—	—	—	2	—
Total benefits, losses and expenses	85	288	450	735	891
Income (loss) before income taxes	71	(43)	145	101	231
Income tax expense (benefit)	14	(12)	33	7	44
Net income (loss)	$57	$(31)	$112	$94	$187
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Successor Company	Predecessor Company
(In millions)	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Net income (loss)	$57	$(31)	$112	$94	$187
Other comprehensive income (loss):
Changes in net unrealized gain on securities	(75)	(126)	162	(430)	206
Changes in net gain on cash-flow hedging instruments	—	—	(2)	(18)	(9)
Changes in foreign currency translation adjustments	2	—	—	1	—
OCI, net of tax	(73)	(126)	160	(447)	197
Comprehensive income (loss)	$(16)	$(157)	$272	$(353)	$384
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	Successor Company	Predecessor Company
(In millions, except for share data)	As of June 30, 2018	As of December 31, 2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: June 30, 2018 Successor Company - $14,471; December 31, 2017 Predecessor Company - $20,914)	$14,409	$22,799
Fixed maturities, at fair value using the fair value option	18	32
Equity securities, at fair value	131	—
Equity securities, available-for-sale, at fair value (cost: December 31, 2017 Predecessor Company - $140)	—	154
Mortgage loans	1,960	2,872
Policy loans, at outstanding balance	1,447	1,432
Limited partnerships and other alternative investments	866	1,001
Other investments	222	213
Short-term investments	939	1,094
Total investments	19,992	29,597
Cash	218	537
Premiums receivable and agents’ balances	14	15
Reinsurance recoverables	30,132	20,785
Deferred policy acquisition costs and present value of future profits	798	405
Deferred income taxes, net	1,003	556
Other intangible assets	54	—
Other assets	409	1,003
Separate account assets	109,595	115,834
Total assets	$162,215	$168,732
Liabilities
Reserve for future policy benefits	$18,299	$14,482
Other policyholder funds and benefits payable	29,400	29,228
Other liabilities	3,170	2,508
Separate account liabilities	109,595	115,834
Total liabilities	160,464	162,052
Commitments and Contingencies (Note 10)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	1,761	3,539
Accumulated other comprehensive income (loss), net of tax	(73)	1,023
Retained earnings	57	2,112
Total stockholder's equity	1,751	6,680
Total liabilities and stockholder's equity	$162,215	$168,732
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	Successor Company	Predecessor Company
(In millions)	June 1, 2018 to June 30, 2018	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Common Stock	$6	$6	$6
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	1,761	3,539	4,935
Capital contributions to parent	—	(517)	(299)
Additional Paid-in Capital, end of period	1,761	3,022	4,636
Retained Earnings
Retained Earnings, beginning of period	—	2,112	2,158
Cumulative effect of accounting changes, net of tax	—	(182)	—
Adjusted balance, beginning of period	—	1,930	2,158
Net income	57	94	187
Retained Earnings, end of period	57	2,024	2,345
Accumulated Other Comprehensive Income (loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	—	1,023	722
Cumulative effect of accounting changes, net of tax	—	182	—
Adjusted balance, beginning of period	—	1,205	722
Total other comprehensive income (loss)	(73)	(447)	197
Accumulated Other Comprehensive Income (loss), net of tax, end of period	(73)	758	919
Total Stockholder's Equity	$1,751	$5,810	$7,906
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor Company	Predecessor Company
(In millions)	June 1, 2018 to June 30, 2018	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Operating Activities
Net income	$57	$94	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(4)	107	28
Amortization of deferred reinsurance gain	(9)	—	—
Amortization of DAC and VOBA	7	16	18
Additions to DAC	—	(1)	(1)
Depreciation and (accretion) amortization, net	4	(1)	14
Other operating activities, net	24	131	141
Change in assets and liabilities:
(Increase) decrease in reinsurance recoverables	(1,540)	(2)	49
Decrease in accrued and deferred income taxes	5	274	96
Increase (decrease) in reserve for future policy benefits and unearned premiums	(58)	45	91
Net changes in other assets and other liabilities	38	(60)	(98)
Net cash provided by (used for) operating activities	(1,476)	603	525
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	221	4,397	5,843
Fixed maturities, fair value option	10	5	25
Equity securities, at fair value	—	49	150
Mortgage loans	4	116	204
Partnerships	10	188	64
Payments for the purchase of:
Fixed maturities, available-for-sale	(270)	(2,447)	(5,496)
Equity securities, at fair value	(1)	(25)	(166)
Mortgage loans	(78)	(86)	(162)
Partnerships	(14)	(80)	(107)
Net payments for derivatives	(15)	(200)	(39)
Net increase (decrease) in policy loans	12	(26)	11
Net sales of (additions to) property and equipment	—	44	(15)
Net proceeds from (payments for) short-term investments	1,643	(1,494)	(642)
Other investing activities, net	(4)	22	14
Net cash provided by (used for) investing activities	1,518	463	(316)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	565	1,782	2,495
Withdrawals and other deductions from investment and universal life-type contracts	(2,419)	(9,206)	(7,042)
Net transfers from separate accounts related to investment and universal life-type contracts	1,815	6,999	3,976
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(32)	(406)	379
Return of capital to parent	—	(517)	(299)
Net repayments at maturity or settlement of consumer notes	—	(8)	(11)
Net cash used for financing activities	(71)	(1,356)	(502)
Net decrease in cash	(29)	(290)	(293)
Cash — beginning of period	247	537	554
Cash — end of period	$218	$247	$261
Supplemental Disclosure of Cash Flow Information:
Income tax received	$—	$271	$45
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Talcott Resolution Life Insurance Company, formerly Hartford Life Insurance Company, (together with its subsidiaries, “TL,” “Company,” “we” or “our”) is a provider of insurance and investment products in the United States (“U.S.”) and is a wholly-owned subsidiary of Talcott Resolution Life, Inc., a Delaware corporation ("TLI"). Hopmeadow Holdings LP (“Hopmeadow Holdings", or "HHLP ”) is the ultimate parent of the Company.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2017 Form 10-K Annual Report (“Predecessor Company”).
On May 31, 2018 the Company's indirect parent, Hartford Holding, Inc. ("HHI") completed the sale of the Company's parent to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group ("Global Atlantic"), Pine Brook and J. Safra Group. Although Talcott Resolution Life Insurance Company is no longer affiliated with The Hartford Financial Services Group, Inc. ("The Hartford") or any of its subsidiaries, The Hartford retained a 9.7 percent ownership interest in HHLP. On June 1, 2018, TL executed reinsurance agreements to reinsure certain fixed immediate and deferred annuity contracts, variable payout separate account annuity contracts, standard mortality structured settlements, and period certain structured settlement annuity contracts to Commonwealth Annuity and Life Insurance Company ("Commonwealth"), a subsidiary of Global Atlantic which is a member of the acquiring investment group. TL reinsured an 85% quota share, except 75% for standard mortality structured settlements, in exchange for a $357 ceding commission that was fixed based on reinsuring approximately $9.3 billion of reserves as of December 31, 2016, plus annuitizations through closing and annuitizations from market value adjusted annuities post-close. The reinsurance agreement was executed after the Talcott Acquisition Date and as such, the accounting for the agreement was recorded after the TL balance sheet was adjusted to fair value in purchase and pushdown accounting. A deferred gain of $1 billion was recorded in Other liabilities on the Condensed Consolidated Balance Sheet related to this reinsurance agreement and will be amortized over the life of the underlying policies reinsured.
In conjunction with the sale, the Company has entered into a transition services agreement with The Hartford to provide general ledger and cash management, investment accounting and information technology infrastructure services for a period of up to two years. These transition services are not considered a material change in internal controls as the controls are substantially similar to those that existed prior to the Talcott Resolution Sale Transaction. The Company monitors and maintains oversight of the control environment provided by The Hartford covering these services and considers these controls in the evaluation of our internal control environment.
HHLP’s May 31, 2018 acquisition of TLI was accounted for by HHLP using business combination accounting. Under this method, the purchase price paid by the investor group was assigned to the identifiable assets acquired and liabilities assumed as of the acquisition date based on their fair value. HHLP elected to apply "pushdown" accounting by applying the guidance permitted under Accounting Standards Codification (“ASC”) Topic 805 Business Combinations. By the application of pushdown accounting, the Company’s assets, liabilities and equity were accordingly adjusted to fair value on May 31, 2018 which generated both intangible assets and Value of Business Acquired (“VOBA”). Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. While we do not anticipate material changes to the initial valuation of assets and liabilities in purchase and pushdown accounting, new information related to acquisition date valuations may give rise to a measurement period adjustment. The measurement period is not to exceed one year from the acquisition date. Due to the application of pushdown accounting, TL’s financial statements and footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting. The periods prior to June 1, 2018 are identified herein as “Predecessor,” while the period subsequent to HHLP’s acquisition of TLI is identified as “Successor.” As a result of the change in the basis of accounting from historical GAAP to reflect HHLP’s purchase cost, the financial statements for the Predecessor period are not comparable to the Successor periods. Operating results for the period of June 1, 2018 to June 30, 2018 (Successor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018 (Successor Company).
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report (Predecessor Company). Other than the accounting matters resulting from

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

the application of pushdown accounting in connection with ASC Topic 805, the Company did not make significant changes to accounting policies during the three months ended June 30, 2018.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of TL and entities the Company directly or indirectly has a controlling financial interest in, which the Company is required to consolidate. Entities in which TL has significant influence over the operating and financing decisions, but is not required to consolidate, are reported using the equity method. All intercompany transactions and balances between TL and its subsidiaries have been eliminated.
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
The most significant estimates include those used in determining estimated gross profits used in the valuation and amortization of assets (including VOBA) and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; valuation of investments and derivative instruments; valuation allowance on deferred tax assets; amortization of the deferred gain on reinsurance; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Pushdown Accounting (Successor Company)
The table below shows the main balance sheet line items impacted in pushdown accounting as of the date of the acquisition.

Cash and invested assets	$27,038
VOBA	805
Deferred Income Taxes	998
Intangible Assets	55
Reinsurance recoverable and other assets	22,615
Separate account assets	110,773
Total assets	162,284

Reserves for future policy benefits	18,057
Other policyholder funds and benefits payable	29,560
Other liabilities	2,127
Separate account liabilities	110,773
Total liabilities	160,517

Equity	1,767
Total liabilities and stockholder's equity	$162,284
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of internally developed software amortized over a period not to exceed five years. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized but are reviewed annually in the Company's impairment analysis.  They will be tested for impairment more frequently if events or circumstances indicate the fair value of the indefinitely lived intangibles is less than the carrying value.
Investments
In pushdown accounting, the acquired investments are recorded at fair value through adjustments to additional paid in capital at the acquisition date.
Value of Business Acquired/DAC/Additional Reserves
In conjunction with the acquisition of TLI, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company's insurance and investment contracts as of the date of the transaction. This intangible asset is called VOBA and is based on the actuarially estimated present value of future cash flows from the Company's insurance and investment contracts in-force as of the date of the transaction. The estimated fair value calculation of VOBA is based on certain assumptions, including mortality, persistency, expenses, interest rates, and other factors that the Company expects to experience in future years. Actual experience on the acquired contracts may vary from these projections and the recovery of VOBA is dependent upon the future profitability of the related business. The Company amortizes VOBA over estimated gross profits and it is reviewed for recoverability quarterly. Consistent with the acquisition being recorded at fair value, deferred acquisition costs which do not represent future cash flows are eliminated in pushdown accounting. The fair value of certain acquired obligations of the Company exceeded the book value of assumed in-force policy liabilities resulting in additional reserve liabilities. In pushdown accounting these liabilities were increased to fair value, which is presented separately from VOBA as additional insurance liability in Reserves for future policy benefits and Other policyholder funds and benefits payable. The additional liability is amortized to income over the policy or other relevant time period.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
In February 2018, the FASB issued new accounting guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under U.S. GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances as a charge to income tax expense within net income, including the change in deferred tax balances related to components of AOCI. The new accounting guidance permits the Company to reclassify the “stranded” tax effects out of AOCI and into retained earnings that resulted from recording the tax effects of unrealized investment gains at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. On January 1, 2018, the Company (Predecessor company) adopted the new guidance and recorded a reclassification of $193 which increased AOCI and reduced retained earnings.
Financial Instruments - Recognition and Measurement
On January 1, 2018, the Company adopted updated guidance issued by the FASB for the recognition and measurement of financial instruments through a cumulative effect adjustment to the opening balances of retained earnings and AOCI. The new guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The new guidance also requires a deferred tax asset resulting from net unrealized losses on available-for-sale fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under prior guidance, the Company reported equity securities, available for sale ("AFS"), at fair value with changes in fair value reported in other comprehensive income. As of January 1, 2018, the Company (Predecessor Company) reclassified from AOCI to retained earnings net unrealized gains of $11, after tax, related to equity securities having a fair value of $154. Beginning in 2018, the Company reports equity securities at fair value with changes in fair value reported in net realized capital gains and losses.
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
Revenue from customers for other than insurance and investment contracts was $8 for the period June 1, 2018 to June 30, 2018 (Successor Company), $16 for the period April 1, 2018 to May 31, 2018, $13 for the three months ended June 30, 2017, $40 for the period January 1, 2018 to May 31, 2018 and $27 for the six months ended June 30, 2017 (Predecessor Company). The Company earns revenues from these contracts primarily for administrative and distribution services fees from offering certain fund families as investment options in its variable annuity products. Fees are primarily based on the average daily net asset values of the funds and are recorded in the period in which the services are provided and collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of the funds, and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Successor Company
Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$540	$—	$520	$20
Collateralized debt obligations ("CDOs")	699	—	604	95
Commercial mortgage-backed securities ("CMBS")	1,423	—	1,416	7
Corporate	8,211	—	7,815	396
Foreign government/government agencies	374	—	374	—
Bonds of municipalities and political subdivisions ("municipal bonds")	776	—	764	12
Residential mortgage-backed securities ("RMBS")	1,058	—	524	534
U.S. Treasuries	1,328	13	1,315	—
Total fixed maturities	14,409	13	13,332	1,064
Fixed maturities, FVO	18	—	18	—
Equity securities, at fair value	131	46	42	43
Derivative assets
Credit derivatives	4	—	4	—
Interest rate derivatives	(2)	—	(2)	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	29	—	—	29
Macro hedge program	9	—	—	9
Total derivative assets [2]	40	—	2	38
Short-term investments	939	454	485	—
Reinsurance recoverable for GMWB	22	—	—	22
Modified coinsurance reinsurance contracts	7	—	7	—
Separate account assets [3]	104,488	68,452	35,962	74
Total assets accounted for at fair value on a recurring basis	$120,054	$68,965	$49,848	$1,241
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(18)	$—	$—	$(18)
Total other policyholder funds and benefits payable	(18)	—	—	(18)
Derivative liabilities
Credit derivatives	1	—	1	—
Foreign exchange derivatives	(179)	—	(179)	—
Interest rate derivatives	(318)	—	(291)	(27)
GMWB hedging instruments	11	—	23	(12)
Macro hedge program	(6)	—	—	(6)
Total derivative liabilities [4]	(491)	—	(446)	(45)
Total liabilities accounted for at fair value on a recurring basis	$(509)	$—	$(446)	$(63)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Predecessor Company
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

[2]
Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law. See footnote 4 to this table for derivative liabilities.

[3]
Approximately $4.6 billion and $2.5 billion of investment sales receivable, as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $0.5 billion and $0.9 billion of investments, as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

[4]
Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements, which may be imposed by agreements and applicable law.

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

•
Prices from third-party pricing services, which primarily utilize a combination of techniques. These services utilize recently reported trades of identical, similar, or benchmark securities making adjustments for market observable inputs available through the reporting date. If there are no recently reported trades, they may use a discounted cash flow technique to develop a price using expected cash flows based upon the anticipated future performance of the underlying collateral discounted at an estimated market rate. Both techniques develop prices that consider the time value of future cash flows and provide a margin for risk, including liquidity and credit risk. Most prices provided by third-party pricing services are classified as Level 2 because the inputs used in pricing the securities are observable. However, some securities that are less liquid or trade less actively are classified as Level 3. Additionally, certain long-dated securities, such as municipal securities and bank loans, include benchmark interest rate or credit spread assumptions that are not observable in the marketplace and are thus classified as Level 3.

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
Valuation Controls
The fair value process for investments is monitored by the Valuation Committee of the Company's investment manager, which is a cross-functional group of senior management at the Company's investment manager that meets at least quarterly. The purpose of the committee is to oversee the pricing policy and procedures, as well as to approve changes to valuation methodologies and pricing sources. Controls and procedures used to assess third-party pricing services are reviewed by the Valuation Committee, including the results of annual due-diligence reviews.
There are also two working groups under the Valuation Committee of the Company's investment manager: a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"). The working groups, which include various investment, operations, accounting and risk management professionals, meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
The Company's investment manager conducts other monitoring controls around securities and derivatives pricing including, but not limited to, the following:

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
The Company maintains oversight of its investment manager's internal controls, including valuation controls, and maintains the final decision on all valuation matters.
Valuation Inputs
Quoted prices for identical assets in active markets are considered Level 1 and consist of on-the-run U.S. Treasuries, money market funds, exchange-traded equity securities, open-ended mutual funds, short-term investments, and exchange traded futures and option contracts.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Valuation Inputs Used in Level 2 and 3 Measurements for Securities and Freestanding Derivatives
Level 2 Primary Observable Inputs	Level 3 Primary Unobservable Inputs
Fixed Maturity Investments
Structured securities (includes ABS, CDOs, CMBS and RMBS)

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

U.S Treasuries, Municipals and Foreign government/government agencies

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
As of June 30, 2018 (Successor Company)
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$6	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	252bps	Decrease
Corporate [4]	$175	Discounted cash flows	Spread	113bps	826bps	304bps	Decrease
Municipal	$4	Discounted cash flows	Spread	161bps	161bps	161bps	Decrease
RMBS [3]	$518	Discounted cash flows	Spread	17bps	433bps	76bps	Decrease
			Constant prepayment rate	—%	25%	6%	Decrease [5]
			Constant default rate	—%	8%	4%	Decrease
			Loss severity	—%	100%	58%	Decrease
As of December 31, 2017 (Predecessor Company)
CMBS [3]	$15	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	457bps	Decrease
Corporate [4]	$190	Discounted cash flows	Spread	103bps	1,000bps	355bps	Decrease
Municipal	$22	Discounted cash flows	Spread	192bps	250bps	228bps	Decrease
RMBS [3]	$692	Discounted cash flows	Spread	24bps	463bps	77bps	Decrease
			Constant prepayment rate	—%	25%	6%	Decrease [5]
			Constant default rate	—%	7%	4%	Decrease
			Loss severity	—%	100%	65%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

[4]
Excludes securities for which the Company bases fair value on broker quotations; however, included are broker priced lower-rated private placement securities for which the Company receives spread and yield information to corroborate the fair value.

[5]	Decrease for above market rate coupons and increase for below market rate coupons.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of June 30, 2018 (Successor Company)
Interest rate derivatives
Interest rate swaps	$(27)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(26)	Option model	Equity volatility	19%	19%	Increase
Customized swaps	$(1)	Discounted cash flows	Equity volatility	12%	30%	Increase
Interest rate swaption	$44	Option model	Interest rate volatility	28%	29%	Increase
Macro hedge program [2]
Equity options	$(1)	Option model	Equity volatility	19%	28%	Increase
As of December 31, 2017 (Predecessor Company)
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	2%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(26)	Option model	Equity volatility	19%	19%	Increase
Equity options	$1	Option model	Equity volatility	27%	30%	Increase
Customized swaps	$59	Discounted cash flows	Equity volatility	7%	30%	Increase
Macro hedge program [2]
Equity options	$29	Option model	Equity volatility	18%	31%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations.
The tables above exclude the portion of ABS, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the period of June 1, 2018 to June 30, 2018 (Successor Company) and the periods of April 1, 2018 to May 31, 2018 (Predecessor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company), no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. For the period of June 1, 2018 to June 30, 2018 (Successor Company) the amount of transfers from Level 1 to Level 2 was $58, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. The amount of transfers from Level 1 to Level 2 was $0 and $283, for the period of April 1, 2018 to May 31, 2018 (Predecessor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company), respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the period of June 1, 2018 to June 30, 2018 (Successor Company) and the periods of April 1, 2018 to May 31, 2018 (Predecessor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company), there were no transfers from Level 2 to Level 1. The amount of transfers from Level 1 to Level 2 was $264 and $494, for the three and six months ended June 30, 2017 (Predecessor Company), respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the three and six months ended June 30, 2017 (Predecessor Company), there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the transfers into and out of Level 3.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Credit Standing Adjustment
The credit standing adjustment is an estimate of the reduction to the fair value that market participants would require in determining fair value to reflect the risk that GMWB benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability.
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
As of June 30, 2018 (Successor Company)
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Liability [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	30%	75%	Increase
Equity Volatility [6]	12%	30%	Increase
As of December 31, 2017 (Predecessor Company)
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Liability [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	30%	75%	Increase
Equity Volatility [6]	7%	30%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 52% and 51% were subject to significant liquidation restrictions as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively. Total limited partnerships that do not allow any form of redemption were 0% and 21% as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively. Separate account assets classified as Level 3 primarily include subprime RMBS and commercial mortgage loans.
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
The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of June 1, 2018 to June 30, 2018 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total realized/unrealized gains (losses)
	Fair Value as of June 1, 2018	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of June 30, 2018
Assets
Fixed Maturities, AFS
ABS	$12	$—	$—	$8	$—	$—	$—	$—	$20
CDOs	65	—	—	30	—	—	—	—	95
CMBS	17	—	—	3	—	—	—	(13)	7
Corporate	451	—	—	—	—	(5)	—	(50)	396
Foreign Govt./Govt. Agencies	—	—	—	—	—	—	—	—	—
Municipal	24	—	—	—	—	(12)	—	—	12
RMBS	617	—	—	21	(12)	(92)	—	—	534
Total Fixed Maturities, AFS	1,186	—	—	62	(12)	(109)	—	(63)	1,064
Equity Securities, at fair value	42	—	1	—	—	—	—	—	43
Freestanding Derivatives
Interest rate	(27)	—	—	—	—	—	—	—	(27)
GMWB hedging instruments	17	—	—	—	—	—	—	—	17
Macro hedge program	(5)	12	—	—	(4)	—	—	—	3
Total Freestanding Derivatives [5]	(15)	12	—	—	(4)	—	—	—	(7)
Reinsurance Recoverable for GMWB	22	(1)	—	—	1	—	—	—	22
Separate Accounts	55	—	—	20	—	1	—	(2)	74
Total Assets	$1,290	$11	$1	$82	$(15)	$(108)	$—	$(65)	$1,196
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(21)	$8	$—	$—	$(5)	$—	$—	$—	$(18)
Total Other Policyholder Funds and Benefits Payable	(21)	8	—	—	(5)	—	—	—	(18)
Total Liabilities	$(21)	$8	$—	$—	$(5)	$—	$—	$—	$(18)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of April 1, 2018 to May 31, 2018 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total Realized/Unrealized Gains (Losses)
	Fair value as of April 1, 2018	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of May 31, 2018
Assets
Fixed Maturities, AFS
ABS	$9	$—	$—	$6	$—	$—	$1	$(4)	$12
CDOs	72	—	—	—	—	(3)	—	(4)	65
CMBS	21	—	—	7	—	(11)	—	—	17
Corporate	447	2	(16)	27	(3)	(16)	10	—	451
Foreign Govt./Govt. Agencies	1	—	—	—	(1)	—	—	—	—
Municipal	37	—	—	—	—	—	—	(13)	24
RMBS	641	—	(1)	32	(31)	(24)	—	—	617
Total Fixed Maturities, AFS	1,228	2	(17)	72	(35)	(54)	11	(21)	1,186
Equity Securities, at fair value	42	—	—	—	—	—	—	—	42
Freestanding Derivatives
Interest rate	(28)	1	—	—	—	—	—	—	(27)
GMWB hedging instruments	32	(15)	—	—	—	—	—	—	17
Macro hedge program	33	(38)	—	—	—	—	—	—	(5)
Total Freestanding Derivatives [5]	37	(52)	—	—	—	—	—	—	(15)
Reinsurance Recoverable for GMWB	31	(11)	—	—	2	—	—	—	22
Separate Accounts	41	—	—	24	—	(2)	5	(13)	55
Total Assets	$1,379	$(61)	$(17)	$96	$(33)	$(56)	$16	$(34)	$1,290
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(53)	$43	$—	$—	$(11)	$—	$—	$—	$(21)
Total Other Policyholder Funds and Benefits Payable	(53)	43	—	—	(11)	—	—	—	(21)
Total Liabilities	$(53)	$43	$—	$—	$(11)	$—	$—	$—	$(21)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of January 1, 2018 to May 31, 2018 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total Realized/Unrealized Gains (Losses)
	Fair Value as of January 1, 2018	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of May 31, 2018
Assets
Fixed Maturities, AFS
ABS	$13	$—	$—	$6	$(1)	$—	$1	$(7)	$12
CDOs	73	—	—	5	—	(3)	—	(10)	65
CMBS	26	—	—	7	(1)	(15)	—	—	17
Corporate	443	2	(23)	47	(16)	(46)	64	(20)	451
Foreign Govt./Govt. Agencies	1	—	—	—	(1)	—	—	—	—
Municipal	38	—	(1)	—	—	—	—	(13)	24
RMBS	692	—	(3)	35	(78)	(24)	—	(5)	617
Total Fixed Maturities, AFS	1,286	2	(27)	100	(97)	(88)	65	(55)	1,186
Equity Securities, at fair value	46	10	—	—	—	(14)	—	—	42
Freestanding Derivatives
Interest rate	(29)	2	—	—	—	—	—	—	(27)
GMWB hedging instruments	34	(15)	—	—	—	(2)	—	—	17
Macro hedge program	23	(28)	—	—	—	—	—	—	(5)
Total Freestanding Derivatives [5]	28	(41)	—	—	—	(2)	—	—	(15)
Reinsurance Recoverable for GMWB	36	(19)	—	—	5	—	—	—	22
Separate Accounts	185	—	—	34	—	(164)	22	(22)	55
Total Assets	$1,581	$(48)	$(27)	$134	$(92)	$(268)	$87	$(77)	$1,290
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(75)	$82	$—	$—	$(28)	$—	$—	$—	$(21)
Total Other Policyholder Funds and Benefits Payable	(75)	82	—	—	(28)	—	—	—	(21)
Total Liabilities	$(75)	$82	$—	$—	$(28)	$—	$—	$—	$(21)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2017 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2017 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
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

[2]
Amounts in these rows are generally reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization.

[3]	All amounts are before income taxes and amortization.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Consolidated Balance Sheets in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018 [1] [2]	April 1, 2018 to May 31, 2018 [1] [2]	For the three months ended June 30, 2017 [1] [2]	January 1, 2018 to May 31, 2018 [1] [2]	For the six months ended June 30, 2017 [1] [2]
Assets
Fixed Maturities, AFS
Corporate	$—	$2	$(12)	$2	$(12)
Total Fixed Maturities, AFS	—	2	(12)	2	(12)
Freestanding Derivatives
Interest Rate	—	1	—	(5)	—
GMWB hedging instruments	—	(15)	(5)	(17)	(41)
Macro hedge program	8	(38)	2	(26)	(6)
Total Freestanding Derivatives	8	(52)	(3)	(48)	(47)
Reinsurance Recoverable for GMWB	(1)	(11)	(7)	(19)	(23)
Separate Accounts	—	—	—	—	1
Total Assets	$7	$(61)	$(22)	$(65)	$(81)
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$8	$43	$40	$82	$140
Equity Linked Notes	—	—	(1)	—	(4)
Total Other Policyholder Funds and Benefits Payable	8	43	39	82	136
Total Liabilities	$8	$43	$39	$82	$136

[1]
All amounts in these rows are reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization.

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
The Company also previously elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedged the risk associated with the investments. The swaps did not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps were recorded in net realized capital gains and losses. These equity securities were classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. Income earned from FVO securities was recorded in net investment income and changes in fair value were recorded in net realized capital gains and losses. The Company did not hold any of these equity securities as of June 30, 2018 (Successor Company).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Fair Value of Assets using Fair Value Option
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Assets
Fixed maturities, FVO
RMBS	$—	$—	$(1)	$—	$—
Total fixed maturities, FVO	—	—	(1)	—	—
Equity, FVO			3		2
Total realized capital gains (losses)	$—	$—	$2	$—	$2

Fair Value of Assets and Liabilities using the Fair Value Option
	Successor Company	Predecessor Company
	June 30, 2018	December 31, 2017
Assets
Fixed maturities, FVO
RMBS	$18	$32
Total fixed maturities, FVO	$18	$32

Financial Assets and Liabilities Not Carried at Fair Value
		Successor Company		Predecessor Company
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		June 30, 2018		December 31, 2017
Assets
Policy loans	Level 3	$1,447	$1,447	$1,432	$1,432
Mortgage loans	Level 3	$1,960	$1,957	$2,872	$2,941
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,402	$6,116	$5,905	$6,095
Consumer notes [2] [3]	Level 3	$—	$—	$8	$8
Assumed investment contracts [3]	Level 3	$364	$365	$342	$361

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Realized Capital Gains (Losses)
	Successor Company	Predecessor Company
(Before tax)	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Gross gains on sales	$1	$28	$63	$49	$113
Gross losses on sales	(1)	(95)	(11)	(112)	(40)
Equity securities [1]	2	(9)	—	2	—
Net OTTI losses recognized in earnings	—	—	(13)	—	(13)
Valuation allowances on mortgage loans	—	—	2	—	2
Results of variable annuity hedge program
GMWB derivatives, net	7	8	20	12	38
Macro hedge program	—	(54)	(38)	(36)	(124)
Total results of variable annuity hedge program	7	(46)	(18)	(24)	(86)
Transactional foreign currency revaluation	7	8	4	(6)	(14)
Non-qualifying foreign currency derivatives	(8)	(10)	(9)	7	8
Other, net [2]	(4)	(4)	—	(23)	2
Net realized capital gains (losses)	$4	$(128)	$18	$(107)	$(28)

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities, include all changes in fair value and trading gains and losses for equity securities at fair value.

[2]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $(1) for the period of June 1, 2018 to June 30, 2018 (Successor Company), $(5) for the period of April 1, 2018 to May 31, 2018 (Predecessor Company) and $(10) for the period of January 1, 2018 to May 31, 2018 (Predecessor Company). Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $(5) and $(3) for the three and six months ended June 30, 2017 (Predecessor Company).

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. For the period of June 1, 2018 to June 30, 2018 (Successor Company), before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $0. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $(6) for the period of April 1, 2018 to May 31, 2018 (Predecessor Company) and $(2) for the period January 1, 2018 to May 31, 2018 (Predecessor Company). Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $39 and $60 for the three and six months ended June 30, 2017 (Predecessor Company), respectively. For the period of June 1, 2018 to June 30, 2018 (Successor Company), proceeds from sales of AFS securities totaled $114. Proceeds from sales of AFS securities totaled $2.4 billion and $3.5 billion for the period of April 1, 2018 to May 31, 2018 (Predecessor Company) and for the period of January 1, 2018 to May 31, 2018 (Predecessor Company), respectively, and $2.1 billion and $4.5 billion for the three and six months ended June 30, 2017 (Predecessor Company), respectively. Effective January 1, 2018, with adoption of the new accounting standards for equity securities, the proceeds from sales of AFS securities no longer includes equity securities.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of June 30, 2018, was $0, $(6) and $(8) for the periods of June 1, 2018 to June 30, 2018 (Successor Company), April 1, 2018 to May 31, 2018 (Predecessor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company), respectively. Prior to January 1, 2018, changes in net unrealized gains (losses) were included in AOCI.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
Prior to January 1, 2018, the Company recorded an OTTI for certain equity securities with debt-like characteristics if the Company intended to sell or it was more likely than not that the Company was required to sell the security before a recovery in value as well as for those equity securities for which the Company did not expect to recover the entire amortized cost basis. The Company also recorded an OTTI for equity securities where the decline in the fair value was deemed to be other-than-temporary. For further discussion of these policies, see Recognition and Presentation of Other-Than-Temporary Impairments within Note 3 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report (Predecessor Company).

Impairments in Earnings by Type
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Credit impairments	$—	$—	$13	$—	$13
Intent-to-sell impairments	—	—	—	—	—
Impairments on equity securities	—	—	—	—	—
Total impairments	$—	$—	$13	$—	$13

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Cumulative Credit Impairments
	Successor Company	Predecessor Company
(Before tax)	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Balance as of beginning of period	$—	$(84)	$(161)	$(88)	$(170)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—	(1)	—	(1)
Securities previously impaired	—	—	(12)	—	(12)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	13	28	17	33
Securities due to an increase in expected cash flows	—	1	4	1	8
Balance as of end of period	$—	$(70)	$(142)	$(70)	$(142)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	Successor Company					Predecessor Company
	June 30, 2018					December 31, 2017
	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]
ABS	$541	$—	$(1)	$540	$—	$821	$9	$(11)	$819	$—
CDOs	699	—	—	699	—	886	2	—	888	—
CMBS	1,429	3	(6)	1,423	—	2,061	45	(22)	2,084	(1)
Corporate	8,261	12	(97)	8,211	—	12,587	1,483	(32)	14,038	—
Foreign govt./govt. agencies	376	1	—	374	—	379	30	(2)	407	—
Municipal	777	1	(3)	776	—	1,125	142	(1)	1,266	—
RMBS	1,058	1	(1)	1,058	—	1,388	41	(2)	1,427	—
U.S. Treasuries	1,330	2	(4)	1,328	—	1,667	206	(3)	1,870	—
Total fixed maturities, AFS	14,471	20	(112)	14,409	—	20,914	1,958	(73)	22,799	(1)
Equity securities, AFS [3]						140	14	—	154	—
Total AFS securities	$14,471	$20	$(112)	$14,409	$—	$21,054	$1,972	$(73)	$22,953	$(1)

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

[2]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company).

[3]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of June 30, 2018.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Fixed maturities, AFS, by Contractual Maturity Year
	Successor Company		Predecessor Company
	June 30, 2018		December 31, 2017
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$458	$458	$844	$850
Over one year through five years	1,806	1,802	3,498	3,580
Over five years through ten years	1,998	1,982	3,178	3,321
Over ten years	6,482	6,447	8,238	9,830
Subtotal	10,744	10,689	15,758	17,581
Mortgage-backed and asset-backed securities	3,727	3,720	5,156	5,218
Total fixed maturities, AFS	$14,471	$14,409	$20,914	$22,799
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
The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder's equity, other than the U.S. government and certain U.S. government agencies as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company). For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Consolidated Financial Statements in the Company’s 2017 Form 10-K Annual Report (Predecessor Company).
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of June 30, 2018
Successor Company
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost [1]	Fair Value	Unrealized Losses	Amortized Cost [1]	Fair Value	Unrealized Losses	Amortized Cost [1]	Fair Value	Unrealized Losses
ABS	$295	$293	$(1)	$—	$—	$—	$295	$293	$(1)
CDOs	451	451	—	—	—	—	451	451	—
CMBS	1,115	1,106	(6)	—	—	—	1,115	1,106	(6)
Corporate	7,286	7,223	(97)	—	—	—	7,286	7,223	(97)
Foreign govt./govt. agencies	178	176	—	—	—	—	178	176	—
Municipal	475	472	(3)	—	—	—	475	472	(3)
RMBS	630	630	(1)	—	—	—	630	630	(1)
U.S. Treasuries	1,105	1,101	(4)	—	—	—	1,105	1,101	(4)
Total fixed maturities, AFS in an unrealized loss position	$11,535	$11,452	$(112)	$—	$—	$—	$11,535	$11,452	$(112)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2017
Predecessor Company
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$158	$157	$(1)	$219	$209	$(10)	$377	$366	$(11)
CDOs	242	242	—	37	37	—	279	279	—
CMBS	524	517	(7)	346	331	(15)	870	848	(22)
Corporate	1,082	1,074	(8)	779	755	(24)	1,861	1,829	(32)
Foreign govt./govt. agencies	60	59	(1)	35	34	(1)	95	93	(2)
Municipal	9	9	—	10	9	(1)	19	18	(1)
RMBS	288	287	(1)	28	27	(1)	316	314	(2)
U.S. Treasuries	382	380	(2)	38	37	(1)	420	417	(3)
Total fixed maturities, AFS in an unrealized loss position	2,745	2,725	(20)	1,492	1,439	(53)	4,237	4,164	(73)
Equity securities, AFS [2]	6	6	—	3	3	—	9	9	—
Total securities in an unrealized loss position	$2,751	$2,731	$(20)	$1,495	$1,442	$(53)	$4,246	$4,173	$(73)

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

[2]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of June 30, 2018.

As of June 30, 2018 (Successor Company), AFS securities in an unrealized loss position consisted of 2,521 securities, primarily in the corporate sector, which were depressed due to an increase in interest rates and widening of credit spreads since the application of pushdown accounting in connection with the May 31, 2018 sale by HHI. As of June 30, 2018 (Successor Company), 100% of these securities were depressed less than 20% of amortized cost.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

amount of the loan principal and interest payments and when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.
As of June 30, 2018 (Successor Company), commercial mortgage loans had an amortized cost and carrying value of $2.0 billion, with no valuation allowance. As of December 31, 2017 (Predecessor Company), commercial mortgage loans had an amortized cost and carrying value of $2.9 billion, with no valuation allowance. Amortized cost represents carrying value prior to valuation allowances, if any.
There were no mortgage loans held-for-sale as of June 30, 2018 (Successor Company) or December 31, 2017 (Predecessor Company). As of June 30, 2018 (Successor Company), the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Valuation Allowance Activity
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Beginning Balance	$—	$—	$(19)
Reversals/(Additions)	—	—	(1)
Deductions	—	—	19
Ending Balance	$—	$—	$(1)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 51% as of June 30, 2018 (Successor Company), while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of both June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company held no delinquent commercial mortgage loans past due by 90 days or more.

Commercial Mortgage Loans Credit Quality
	Successor Company		Predecessor Company
	June 30, 2018		December 31, 2017
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$5	1.28x	$5	1.26x
65% - 80%	151	1.78x	125	1.88x
Less than 65%	1,804	2.62x	2,742	2.69x
Total commercial mortgage loans	$1,960	2.55x	$2,872	2.65x

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Mortgage Loans by Region
	Successor Company		Predecessor Company
	June 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$62	3.2%	$62	2.1%
East South Central	19	1.0%	14	0.5%
Middle Atlantic	135	6.9%	291	10.1%
Mountain	51	2.6%	53	1.9%
New England	42	2.1%	92	3.2%
Pacific	665	33.9%	838	29.2%
South Atlantic	452	23.1%	608	21.2%
West South Central	227	11.5%	195	6.8%
Other [1]	307	15.7%	719	25.0%
Total mortgage loans	$1,960	100.0%	$2,872	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	Successor Company		Predecessor Company
	June 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$561	28.6%	$743	25.9%
Lodging	25	1.3%	24	0.8%
Multifamily	512	26.1%	662	23.0%
Office	423	21.6%	685	23.9%
Retail	291	14.8%	557	19.4%
Other	148	7.6%	201	7.0%
Total mortgage loans	$1,960	100.0%	$2,872	100.0%
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities.
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements. As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) the Company did not hold any VIEs for which it was the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. The Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) is limited to the total carrying value of $804 and $900, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company has outstanding commitments totaling $541 and $673, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 3 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report (Predecessor Company).
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CDOs, CMBS and RMBS in the Available for Sale Securities table and fixed maturities, AFS and FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Securities Lending and Repurchase Agreements
	Successor Company	Predecessor Company
	June 30, 2018	December 31, 2017
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$256	$674
Gross amount of associated liability for collateral received [1]	$262	$689

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$192	$202
Gross amount of collateral pledged related to repurchase agreements [2]	$199	$206

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $1 and $1 which are excluded from the Company's Condensed Consolidated Balance Sheets as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of both June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the fair value of securities on deposit was $23 and $22, respectively.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section of Note 4 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
Strategies that Qualify for Hedge Accounting
The Company's derivatives may satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report (Predecessor Company). Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. As a result of pushdown accounting, derivative instruments that qualified for hedge accounting were recorded at fair value through adjustments to additional paid in capital at the acquisition date. As of June 30, 2018 (Successor Company), the Company has no derivative instruments that qualify for hedge accounting. The hedge strategies by hedge accounting designation have previously included:
Cash Flow Hedges
Interest rate swaps have been predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily converted interest receipts on floating-rate fixed maturity securities to fixed rates. The Company also previously entered into forward starting swap agreements to hedge the interest rate exposure related to the future purchase of fixed-rate securities, primarily to hedge interest rate risk inherent in the assumptions used to price certain product liabilities.
Foreign currency swaps have been used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
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
The non-qualifying strategies include:
Interest Rate Swaps and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the notional amount of interest rate swaps in offsetting relationships was $2.7 billion.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Customized swaps	$4,617	$5,023	$44	$59
Equity swaps, options, and futures	751	1,407	(30)	(31)
Interest rate swaps and futures	3,066	3,022	26	39
Total	$8,434	$9,452	$40	$67
Macro Hedge Program
The Company utilizes equity swaps, options, and futures to provide protection against the statutory tail scenario risk arising from GMWB and the guaranteed minimum death benefits ("GMDB") liabilities on the Company's statutory surplus as well as to protect a portion of the expected fee revenue to be received on variable annuity contracts. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.
Modified Coinsurance Reinsurance Contracts
As of June 30, 2018 (Successor Company), and December 31, 2017 (Predecessor Company), the Company had approximately $809 and $861, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included in the table below. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section of Note 2 - Fair Value Measurements of Notes to the Condensed Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives [1]		Liability Derivatives [1]
	Notional Amount		Fair Value		Fair Value		Fair Value
	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Cash flow hedges
Interest rate swaps	$—	$1,486	$—	$—	$—	$1	$—	$(1)
Foreign currency swaps	—	182	—	(12)	—	5	—	(17)
Total cash flow hedges	—	1,668	—	(12)	—	6	—	(18)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	4,618	3,219	(320)	(356)	149	203	(469)	(559)
Foreign exchange contracts
Foreign currency swaps and forwards	222	342	(12)	(6)	5	—	(17)	(6)
Fixed payout annuity hedge	540	540	(167)	(170)	—	—	(167)	(170)
Credit contracts
Credit derivatives that purchase credit protection	45	80	(1)	(3)	—	—	(1)	(3)
Credit derivatives that assume credit risk [2]	380	380	6	3	6	3	—	—
Credit derivatives in offsetting positions	56	200	—	1	6	7	(6)	(6)
Variable annuity hedge program
GMWB product derivatives [3]	10,663	11,390	(18)	(75)	—	—	(18)	(75)
GMWB reinsurance contracts	2,239	2,372	22	35	22	35	—	—
GMWB hedging instruments	8,434	9,452	40	67	99	116	(59)	(49)
Macro hedge program	8,479	7,252	3	23	42	45	(39)	(22)
Other
Modified coinsurance reinsurance contracts	809	861	7	55	7	55	—	—
Total non-qualifying strategies	36,485	36,088	(440)	(426)	336	464	(776)	(890)
Total cash flow hedges and non-qualifying strategies	$36,485	$37,756	$(440)	$(438)	$336	$470	$(776)	$(908)
Balance Sheet Location
Fixed maturities, available-for-sale	$39	$39	$—	$—	$—	$—	$—	$—
Other investments	4,346	10,340	40	135	44	149	(4)	(14)
Other liabilities	18,389	12,754	(491)	(588)	263	231	(754)	(819)
Reinsurance recoverables	3,048	3,233	29	90	29	90	—	—
Other policyholder funds and benefits payable	10,663	11,390	(18)	(75)	—	—	(18)	(75)
Total derivatives	$36,485	$37,756	$(440)	$(438)	$336	$470	$(776)	$(908)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	The derivative instruments related to this strategy are held for other investment purposes.

[3]	These derivatives are embedded within liabilities and are not held for risk management purposes.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities) [1]	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [2] (Liabilities) [3]	Accrued Interest and Cash Collateral Received [4] Pledged [3]	Financial Collateral Received [5]	Net Amount
Successor Company
As of June 30, 2018
Other investments	$307	$270	$40	$(3)	$3	$34
Other liabilities	$(758)	$(119)	$(491)	$(148)	$(638)	$(1)
Predecessor Company
As of December 31, 2017
Other investments	$380	$338	$135	$(93)	$—	$42
Other liabilities	$(833)	$(154)	$(588)	$(91)	$(674)	$(5)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[5]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Interest rate swaps	$—	$(1)	$4	$(17)	$—
Foreign currency swaps	—	—	3	—	4
Total	$—	$(1)	$7	$(17)	$4

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships
		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Successor Company	Predecessor Company
		June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Interest rate swaps	Net realized capital gains (losses)	$—	$—	$(1)	$—	$(1)
Interest rate swaps	Net investment income	—	3	6	8	13
Foreign currency swaps	Net realized capital gains (losses)	—	(4)	5	(2)	6
Total		$—	$(1)	$10	$6	$18
For all periods presented, the Successor and Predecessor Company had no ineffectiveness recognized in income within net realized capital gains (losses).
For all periods presented, the Successor and Predecessor Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Variable annuity hedge program
GMWB product derivatives	$8	$43	$39	$82	$140
GMWB reinsurance contracts	(1)	(12)	(6)	(25)	(24)
GMWB hedging instruments	—	(23)	(13)	(45)	(78)
Macro hedge program	—	(54)	(38)	(36)	(124)
Total variable annuity hedge program	7	(46)	(18)	(24)	(86)
Foreign exchange contracts
Foreign currency swaps and forwards	—	—	1	(3)	(3)
Fixed payout annuity hedge	(8)	(10)	(10)	10	11
Total foreign exchange contracts	(8)	(10)	(9)	7	8
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps and futures	(9)	(10)	6	(40)	8
Credit contracts
Credit derivatives that purchase credit protection	—	1	18	1	12
Credit derivatives that assume credit risk	—	(2)	(16)	(3)	(9)
Equity contracts
Equity index swaps and options	—	—	(5)	—	(4)
Other
Modified coinsurance reinsurance contracts	8	6	(8)	32	(10)
Total other non-qualifying derivatives	(1)	(5)	(5)	(10)	(3)
Total [1]	$(2)	$(61)	$(32)	$(27)	$(81)

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Credit Derivatives by Type
As of June 30, 2018
Successor Company
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$120	$2	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	250	4	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	13	(1)	5 years	CMBS Credit	A-	3	1
Below investment grade risk exposure	25	(5)	Less than 1 Year	CMBS Credit	CCC+	25	5
Total [5]	$408	$—				$28	$6

As of December 31, 2017
Predecessor Company
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$120	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	43	—	Less than 1 Year	Corporate Credit	B	43	—
Basket credit default swaps [4]
Investment grade risk exposure	250	—	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	22	2	3 years	Corporate Credit	B+	22	—
Investment grade risk exposure	15	(1)	4 years	CMBS Credit	A	5	—
Below investment grade risk exposure	30	(5)	Less than 1 Year	CMBS Credit	CCC	30	5
Total [5]	$480	$(1)				$100	$5

[1]
The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, Fitch, and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements and applicable law, which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company pledged cash collateral associated with derivative instruments with a fair value of $4 and $6, respectively, for which the collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. The Company also pledged securities collateral associated with derivative instruments with a fair value of $686 and $729, respectively, as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. In addition, as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company has pledged initial margin of cash and securities to clearinghouses and exchanges related to OTC-cleared and exchange traded derivatives of $121 and $136, respectively.
As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company accepted cash collateral associated with derivative instruments of $277 and $310, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of June 30, 2018 (Successor Company), with a fair value of $4 all of which the Company has the ability to sell or repledge. As of June 30, 2018 (Successor Company), the Company had not repledged securities and did not sell any securities. The non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2017 (Predecessor Company), the Company did not hold any securities collateral.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Reinsurance

The Company cedes insurance to unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly monitors the financial condition and ratings of its reinsurers and structures agreements to provide collateral funds where necessary.
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of policyholder benefits that may be ceded under the terms of the reinsurance agreements. Amounts recoverable from reinsurers are estimated in a manner consistent with assumptions used for the underlying policy benefits. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for future policy benefits.

Reinsurance Recoverables
	Successor Company	Predecessor Company
	June 30, 2018	December 31, 2017
Reserve for future policy benefits and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$19,319	$19,448
Commonwealth	9,467	—
Other reinsurers	1,346	1,337
Gross reinsurance recoverables	$30,132	$20,785
As of June 30, 2018, the Company (Successor Company) has reinsurance recoverables from Commonwealth, MassMutual, and Prudential of approximately $9.5 billion, $8.2 billion and $11.2 billion, respectively. As of December 31, 2017, the Company (Predecessor Company) had reinsurance recoverables from MassMutual and Prudential of $8.3 billion and $11.1 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Commonwealth, MassMutual and Prudential (Successor Company) and MassMutual and Prudential (Predecessor Company) are primarily secured by invested assets held in trust.
No allowance for uncollectible reinsurance is required as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company). The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, and funds held accounts. Although management has determined that no allowance is required at this time, the Company closely monitors the financial condition, ratings, and current market information of all of its counterparty reinsurers.
Insurance Revenues
The effect of reinsurance on earned premiums, fee income and other is as follows:

Insurance Revenues
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Gross earned premiums, fee income and other	$201	$419	$594	$1,059	$1,235
Reinsurance assumed	10	19	28	48	59
Reinsurance ceded	(133)	(273)	(363)	(684)	(778)
Net earned premiums, fee income and other	$78	$165	$259	$423	$516

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Reinsurance (continued)

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $126 for the period of June 1, 2018 to June 30, 2018 (Successor Company), $194 for the period of April 1, 2018 to May 31, 2018 (Predecessor Company), $260 for the three months ended June 30, 2017 (Predecessor Company), $546 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $584 for the six months ended June 30, 2017 (Predecessor Company). In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.

HARTFORD LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Value of Business Acquired

Changes in the DAC Balance [1]
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Balance, beginning of period	$—	$405	$463
Deferred costs	—	1	1
Amortization — DAC	—	(13)	(28)
Amortization — Unlock (charge) benefit, pre-tax	—	(3)	10
Adjustments to unrealized gains and losses on securities AFS and other	—	31	(14)
Balance, end of period	$—	$421	$432

[1]
Effective with the application of pushdown accounting on May 31, 2018, the Company eliminated its DAC balance through a pushdown accounting adjustment. Please see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further discussion of pushdown accounting.

Changes in the VOBA Balance [1]
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Balance, beginning of period	$805	$—	$—
Additions	—	—	—
Amortization	(12)	—	—
Amortization — Unlock (charge) benefit, pre-tax	5	—	—
Balance, end of period	$798	$—	$—

[1]
Effective with the application of pushdown accounting on May 31, 2018, the Company established its VOBA through a pushdown accounting adjustment. Please see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further discussion of pushdown accounting.

Expected Amortization of VOBA
Successor Company
Years	Expected Amortization
2018	$28
2019	$63
2020	$59
2021	$54
2022	$51

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
Successor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of June 1, 2018	$471	$3,057	$14,529	$18,057
Incurred [3]	8	55	284	347
Paid	(9)	—	(96)	(105)
Change in unrealized investment gains and losses	—	—	—	—
Liability balance as of June 30, 2018	$470	$3,112	$14,717	$18,299
Reinsurance recoverable asset, as of June 1, 2018	$294	$3,057	$1,964	$5,315
Incurred [3]	5	55	3,097	3,157
Paid	(7)	—	(5)	(12)
Reinsurance recoverable asset, as of June 30, 2018	$292	$3,112	$5,056	$8,460

Predecessor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2018	$873	$2,940	$10,669	$14,482
Incurred [3]	56	117	229	402
Paid	(45)	—	(326)	(371)
Change in unrealized investment gains and losses	—	—	(205)	(205)
Liability balance as of May 31, 2018	$884	$3,057	$10,367	$14,308
Reinsurance recoverable asset, as of January 1, 2018	$464	$2,940	$1,742	$5,146
Incurred [3]	36	117	(25)	128
Paid	(37)	—	(24)	(61)
Reinsurance recoverable asset, as of May 31, 2018	$463	$3,057	$1,693	$5,213

Predecessor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,587	$14,000
Incurred [3]	33	149	355	537
Paid	(52)	—	(392)	(444)
Change in unrealized investment gains and losses	—	—	98	98
Liability balance as of June 30, 2017	$767	$2,776	$10,648	$14,191
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,697	$4,756
Incurred [3]	22	149	27	198
Paid	(43)	—	(27)	(70)
Reinsurance recoverable asset, as of June 30, 2017	$411	$2,776	$1,697	$4,884

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of June 30, 2018 (Successor Company)
	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
Maximum anniversary value (“MAV”) [1]
MAV only	$13,105	$1,945	$298	72
With 5% rollup [2]	1,095	127	42	72
With Earnings Protection Benefit Rider (“EPB”) [3]	3,341	517	80	72
With 5% rollup & EPB	458	103	23	74
Total MAV	17,999	2,692	443
Asset Protection Benefit (APB) [4]	9,387	119	80	70
Lifetime Income Benefit (LIB) – Death Benefit [5]	423	4	4	71
Reset [6] (5-7 years)	2,384	6	5	71
Return of Premium [7] /Other	8,494	58	55	72
Subtotal Variable Annuity with GMDB/GMWB [10]	$38,687	$2,879	$587	71
Less: General Account Value with GMDB/GMWB	3,519
Subtotal Separate Account Liabilities with GMDB	35,168
Separate Account Liabilities without GMDB	74,427
Total Separate Account Liabilities	$109,595

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $5.8 billion of total account value and weighted average attained age of 73 years. There is no NAR or retained NAR related to these contracts. Includes $1.9 billion of account value for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
	Successor Company	Predecessor Company
Asset type	As of June 30, 2018	As of December 31, 2017
Equity securities (including mutual funds)	$32,524	$34,496
Cash and cash equivalents	2,644	2,712
Total	$35,168	$37,208
As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), approximately 14% and 15%, respectively, of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 86% and 85%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements (Predecessor Company).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Other Intangible Assets

Other Intangible Assets
As of June 30, 2018 (Successor Company)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Expected Life
Amortized Intangible Assets [1]	$29	$1	$28	5
Total Indefinite Lived Intangible Assets [2]	26	—	26	—
Total Other Intangible Assets	$55	$1	$54	5

[1]	Consist of internally developed software

[2]	Consist of state insurance licenses.

Expected Pre-tax Amortization Expense
Successor Company
Years	Expected Future Amortization
2018	$3
2019	$6
2020	$6
2021	$6
2022	$6

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes

Income Tax Rate Reconciliation
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Tax provision at the U.S. federal statutory rate	$15	$(9)	$51	$21	$81
Dividends-received deduction ("DRD")	—	(5)	(18)	(12)	(36)
Foreign related investments	(1)	(1)	(2)	(3)	(3)
Tax reform	—	—	—	(2)	—
Other	—	3	2	3	2
Provision for income taxes	$14	$(12)	$33	$7	$44
The federal audits have been completed through 2013, and the Company is not currently under examination for any open years. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the period of June 1, 2018 to June 30, 2018 (Successor Company), the period of April 1, 2018 to May 31, 2018 (Predecessor Company), the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and for the three and six months ended June 30, 2017 (Predecessor Company). The Company had no interest payable as of June 30, 2018 (Successor Company) and June 30, 2017 (Predecessor Company). The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.
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
The application of purchase and pushdown accounting resulted in market value adjustments to the Company’s assets and liabilities, which resulted in a corresponding increase in the Company’s deferred tax asset. For further information, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the net deferred tax asset included the expected tax benefit attributable to net operating losses of $875 and $3,243, respectively. The June 30, 2018 total includes $596 of U.S. losses generated prior to 2017 that are subject to limits on the period for which they can be carried forward. If not utilized, these losses will expire from 2027 to 2030. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. The June 30, 2018 total also includes $279 of U.S. losses generated in the Successor Company's taxable year beginning June 1, 2018; primarily due to the Commonwealth reinsurance transaction. These losses do not expire, but their utilization in any carryforward year is limited to 80% of taxable income in that year.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes (continued)

Most of the net operating loss carryover originated from the Company's U.S. annuity business, including from the hedging program. Given the continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses is significantly lessened. Accordingly, given the Company's expected future earnings, the Company believes sufficient taxable income will be generated in the future to utilize its net operating loss carryover. Although the Company believes there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time. In connection with The Hartford's sale of Hartford Life, Inc. ("HLI") and subsidiaries, the Company has forgone approximately $555 of deferred tax assets associated with net operating loss carryovers that will be retained by The Hartford.
Alternative Minimum Tax Credit
As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company had an alternative minimum tax credit (AMT) carryover, net of a sequestration fee payable, of $0 and $235, respectively, which is reflected as a current income tax receivable within Other assets in the accompanying Condensed Consolidated Balance Sheet. In connection with The Hartford's sale of HLI and subsidiaries, The Hartford retained all AMT credits.
Foreign Tax Credit Carryover
As of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the net deferred tax asset included the expected tax benefit attributable to foreign tax credit carryovers of $0 and $23, respectively. In connection with The Hartford's sale of HLI and subsidiaries, The Successor Company has forgone approximately $23 of deferred tax assets associated with foreign tax credit carryovers that will be retained by The Hartford.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2018 (Successor Company) is $634. Of this $634, the legal entities have posted collateral of $683, which is inclusive of initial margin requirements in the normal course of business. In addition, the Company has posted collateral of $29 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2018, a downgrade of one or two levels below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Transactions with Affiliates

Affiliate Transactions (Predecessor Company)
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc. ("HHI") and its affiliates related principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions, and employee costs. In addition, the Company had issued structured settlement contracts to fund claims settlements of property casualty insurance companies and self-insured entities. In many cases, the structured settlement contracts were to fund claim settlements of the Company's affiliated property and casualty companies whereby these property and casualty companies transferred funds to another affiliate of the Company to purchase the contracts. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant has not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $682 (Predecessor Company) as of December 31, 2017.
Prior to the sale of the Company, substantially all general insurance expenses related to the Company were initially paid by The Hartford. Expenses were allocated to the Company using specific identification if available, or other applicable methods, that would include a blend of revenue, expense and capital.
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company’s products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of December 31, 2017, no recoverables have been recorded for this guarantee as the Company was able to meet these policyholder obligations.
Reinsurance Ceded to Affiliates (Predecessor Company)
The Company maintains a reinsurance agreement with HLA, whereby the Company cedes both group life and group accident and health risk business. Under this treaty, the Company ceded group life premium of $3 for the period of April 1, 2018 to May 31, 2018 (Predecessor Company), $9 for the three months ended June 30, 2017 (Predecessor Company), $9 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company), and $15 for the six months ended June 30, 2017 (Predecessor Company). The Company ceded accident and health premiums to HLA of $9 for the period of April 1, 2018 to May 31, 2018 (Predecessor Company), $18 for the three months ended June 30, 2017 (Predecessor Company), $25 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company), and $36 for the six months ended June 30, 2017 (Predecessor Company).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Successor Company
Changes in AOCI, Net of Tax for the Period of June 1, 2018 to June 30, 2018
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$—	$—	$—	$—
OCI before reclassifications	(75)	—	2	(73)
Amounts reclassified from AOCI	—	—	—	—
OCI, net of tax	(75)	—	2	(73)
Ending balance	$(75)	$—	$2	$(73)

Predecessor Company
Changes in AOCI, Net of Tax for the Period of April 1, 2018 to May 31, 2018
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$900	$(14)	$(2)	$884
OCI before reclassifications	(131)	(1)	—	(132)
Amounts reclassified from AOCI	5	1	—	6
OCI, net of tax	(126)	—	—	(126)
Ending balance	$774	$(14)	$(2)	$758

Predecessor Company
Changes in AOCI, Net of Tax for the Period of January 1, 2018 to May 31, 2018
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,022	$4	$(3)	$1,023
Cumulative effect of accounting changes, net of tax [1]	182	—	—	182
Adjusted balance, beginning of period	1,204	4	(3)	1,205
OCI before reclassifications	(432)	(13)	1	(444)
Amounts reclassified from AOCI	2	(5)	—	(3)
OCI, net of tax	(430)	(18)	1	(447)
Ending balance	$774	$(14)	$(2)	$758

[1]
Includes reclassification to retained earnings of $193 of stranded tax effects and $11 of net unrealized gains, after tax, related to equity securities. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for further information.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	January 1, 2018 to May 31, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$—	$(6)	$(2)	Net realized capital gains (losses)
	—	(6)	(2)	Income (loss) before income taxes
	—	(1)	—	Income tax expense (benefit)
	$—	$(5)	$(2)	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$—	$—	Net realized capital gains (losses)
Interest rate swaps	—	3	8	Net investment income
Foreign currency swaps	—	(4)	(2)	Net realized capital gains (losses)
	—	(1)	6	Income (loss) before income taxes
	—	—	1	Income tax expense (benefit)
	—	(1)	5	Net income (loss)
Total amounts reclassified from AOCI	$—	$(6)	$3	Net income (loss)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Predecessor Company
Changes in AOCI, Net of Tax for the Three Months Ended June 30, 2017
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$737	$25	$(3)	$759
OCI before reclassifications	187	4	—	191
Amounts reclassified from AOCI	(25)	(6)	—	(31)
OCI, net of tax	162	(2)	—	160
Ending balance	$899	$23	$(3)	$919

Predecessor Company
Changes in AOCI, Net of Tax for the Six Months Ended June 30, 2017
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$693	$32	$(3)	$722
OCI before reclassifications	245	3	—	248
Amounts reclassified from AOCI	(39)	(12)	—	(51)
OCI, net of tax	206	(9)	—	197
Ending balance	$899	$23	$(3)	$919

Reclassified from AOCI
	Predecessor Company
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$39	$60	Net realized capital gains (losses)
	39	60	Income (loss) before income taxes
	14	21	Income tax expense (benefit)
	25	39	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	(1)	(1)	Net realized capital gains (losses)
Interest rate swaps	6	13	Net investment income
Foreign currency swaps	5	6	Net realized capital gains (losses)
	10	18	Income (loss) before income taxes
	4	6	Income tax expense (benefit)
	6	12	Net income (loss)
Total amounts reclassified from AOCI	$31	$51	Net income (loss)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)

On May 31, 2018, Hartford Holdings, Inc. ("HHI"), an indirect parent company of Talcott Resolution Life Insurance Company ("TL, or the "Company") and a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"), consummated the Talcott Resolution Sale Transaction (as defined below) contemplated by the Stock and Asset Purchase Agreement ("SAPA"), entered into on December 3, 2017 by and among HHI and its parent company, The Hartford ("Seller"), and Hopmeadow Acquisition, Inc. (“Buyer”). Pursuant to the SAPA, HHI sold all of the issued and outstanding equity of Hartford Life, Inc. ("HLI"), the parent of the Company, to the Buyer (the “Talcott Resolution Sale Transaction”). The Talcott Resolution Sale Transaction was funded by the Buyer through Hopmeadow Holdings, LP and Hopmeadow Holdings GP LLC, each of which is comprised of a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of the Company and its subsidiaries as of and for the period ended June 30, 2018. "Successor Company" compared with the reporting periods ending May 31, 2018 and June 30, 2017 "Predecessor Company". For additional information on the election of pushdown accounting in conjunction with the acquisition of the Company's parent, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
The Company has included, under Item 2, Consolidated Results of Operations to explain any material changes in revenue and expense items for the periods presented. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. This discussion should be read in conjunction with MD&A in Hartford Life Insurance Company’s 2017 Form 10-K Annual Report (Predecessor Company).

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Fee income and other	$72	$150	$225	$381	$446
Earned premiums	6	15	34	42	70
Net investment income	65	208	318	520	634
Net realized capital gains (losses)	4	(128)	18	(107)	(28)
Amortization of deferred reinsurance gain	9	—	—	—	—
Total revenues	156	245	595	836	1,122
Benefits, losses and loss adjustment expenses	45	209	342	534	672
Amortization of deferred policy acquisition costs ("DAC") and present value of future profits ("VOBA")	7	5	10	16	18
Insurance operating costs and other expenses	33	74	98	183	201
Dividends to policyholders	—	—	—	2	—
Total benefits, losses and expenses	85	288	450	735	891
Income (loss) before income taxes	71	(43)	145	101	231
Income tax expense (benefit) [1]	14	(12)	33	7	44
Net income (loss)	$57	$(31)	$112	$94	$187

[1]
The effective tax rate differs from the U.S. statutory rate of 21% and 35% in 2018 and 2017, respectively, primarily due to the separate account dividends received deduction ("DRD"). For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 9 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

For the period of June 1, 2018 to June 30, 2018 (Successor Company)
Net income was primarily driven by fee income and other as well as net investment income, partially offset by benefits, losses and loss adjustment expenses and insurance operating costs and other expenses.
Fee income and other for the period continued to decline due to the run off of the variable annuity block of business. Net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels due to the reinsurance agreement that the Company entered into with Commonwealth Annuity and Life Insurance Company ("Commonwealth", or "Annuity Reinsurance Agreement") as well as the continued run off of the Company's business. Insurance operating costs and other expenses include separation, stand-up and reinsurance related costs which were partially offset by the amortization of the deferred gain on the Annuity Reinsurance Agreement.
For the period of April 1, 2018 to May 31, 2018 (Predecessor Company)
Net loss was primarily driven by net realized capital losses.
Benefits, losses and loss adjustment expenses, net realized capital losses and insurance operating costs and other expenses were partially offset by fee and net investment income. Net realized capital losses were primarily driven by losses on sales including the loss on the transfer of property recognized in connection with the May 31, 2018 sale of the Company as well as hedge program losses. Fee income and insurance operating costs and other expenses for the period continued to decline due to the run off of the variable annuity block of business. Net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels, partially offset by an increase in income from limited partnerships and other alternative investments.
For the period of January 1, 2018 to May 31, 2018 (Predecessor Company)
Net income was primarily driven by net investment income and fee income and other, partially offset by benefits, losses and loss adjustment expenses and insurance operating costs and other expenses and net realized capital losses.

Fee income and insurance operating costs and other expenses for the period continued to decline due to the run off of the variable annuity block of business. Net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels, partially offset by an increase in income from limited partnerships and other alternative investments. Net realized capital losses were primarily driven by losses on sales including the transfer of property recognized in connection with the May 31, 2018 sale of the Company as well as hedge program losses.
For the three and six months ended June 30, 2017 (Predecessor Company)
Net income for the periods was primarily driven by net investment income and fee income and other, partially offset by benefits, losses and loss adjustment expenses and insurance operating costs and other expenses.
Fee income and insurance operating costs and other expenses for the periods continued to decline due to the run off of the variable annuity block of business. Net investment income for the periods was primarily comprised of fixed maturities and mortgage loans. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income.

INVESTMENT RESULTS

Composition of Invested Assets
	Successor Company		Predecessor Company
	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$14,409	72.1%	$22,799	77.0%
Fixed maturities, at fair value using the fair value option ("FVO")	18	0.1%	32	0.1%
Equity securities, at fair value [1]	131	0.7%	—	—%
Equity securities, AFS, at fair value [1]	—	—%	154	0.5%
Mortgage loans	1,960	9.8%	2,872	9.7%
Policy loans, at outstanding balance	1,447	7.2%	1,432	4.9%
Limited partnerships and other alternative investments	866	4.3%	1,001	3.4%
Other investments [2]	222	1.1%	213	0.7%
Short-term investments	939	4.7%	1,094	3.7%
Total investments	$19,992	100%	$29,597	100%

[1]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of June 30, 2018.

[2]	Primarily relates to derivative instruments.
Total investments decreased since December 31, 2017 (Predecessor Company), primarily as a result of reinsurance agreements to reinsure certain fixed immediate and deferred annuity contracts, standard mortality structured settlements and period certain structured settlement annuity contracts to Commonwealth ("Annuity Reinsurance Agreement") as well as the continued runoff of the Company's business. The aggregate amount of invested assets that the Company transferred to the reinsurer or sold to fund the Annuity Reinsurance Agreement was approximately $8.5 billion.

Net Investment Income
	Successor Company		Predecessor Company
	June 1, 2018 to June 30, 2018		April 1, 2018 to May 31, 2018		For the three months ended June 30, 2017		January 1, 2018 to May 31, 2018		For the six months ended June 30, 2017
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$49	3.5%	$159	4.7%	$254	4.5%	$395	4.6%	$507	4.5%
Equity securities	1	4.9%	1	2.0%	3	2.8%	4	4.3%	3	2.0%
Mortgage loans	6	3.2%	20	4.2%	30	4.4%	54	4.5%	62	4.5%
Policy loans	7	5.5%	14	5.6%	20	5.7%	32	5.3%	39	5.4%
Limited partnerships and other alternative investments	3	4.5%	17	11.0%	9	4.3%	41	10.4%	21	4.7%
Other [3]	3		5		14		13		29
Investment expense	(4)		(8)		(12)		(19)		(27)
Total net investment income	65	3.5%	208	4.8%	318	4.4%	520	4.7%	634	4.4%
Total net investment income excluding limited partnerships and other alternative investments	$62	3.4%	$191	4.5%	$309	4.4%	$479	4.5%	$613	4.4%

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

For the period June 1, 2018 to June 30, 2018 (Successor Company)
Total net investment income for the period was $65. Total net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels due to the Annuity Reinsurance Agreement that the Company entered into with Commonwealth as well as the continued runoff of the Company's business.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 3.4%. The decrease in the annualized net investment income yield, excluding limited partnerships and other alternative investments, for the Successor Company was due to the resetting of cost basis of assets to current fair value in connection with the application of pushdown accounting.
The new money yield for the period, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 3.9%, which was above the average yield of sales and maturities of 3.5% for the same period due to higher interest rates.
For the period January 1, 2018 to May 31, 2018 (Predecessor Company)
Total net investment income for the period of April 1, 2018 to May 31, 2018 and the period of January 1, 2018 to May 31, 2018 was $208 and $520, respectively. Total net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels, partially offset by an increase in income from limited partnerships and other alternative investments.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.5% for the period. Excluding non-routine items, which primarily include make-whole payments on fixed maturities and mortgage loan pre-payments, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.4%.
The new money yield for the period, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 4.3%, which was above the average yield of sales and maturities of 3.9% for the same period due to higher interest rates.
Three and six months ended June 30, 2017 (Predecessor Company)
Total net investment income for the three and six months ended June 30, 2017 was $318 and $634, respectively.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.4% for both the three and six months ended June 30, 2017. Excluding non-routine items, which primarily include make-whole payments on fixed maturities, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.3% for both periods.
The new money yield for the six months ended June 30, 2017, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 3.7%, which was below the average yield of sales and maturities of 3.9% for the same period.
We expect the annualized net investment income yield for the 2018 calendar year, excluding limited partnerships and other alternative investments, to be lower than the portfolio yield earned in 2017 due to the resetting of cost basis of assets to current fair value of assets in connection with the application of pushdown accounting. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.

Net Realized Capital Losses
	Successor Company	Predecessor Company
(Before tax)	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Gross gains on sales	$1	$28	$63	$49	$113
Gross losses on sales	(1)	(95)	(11)	(112)	(40)
Equity securities [1]	2	(9)	—	2	—
Net OTTI losses recognized in earnings	—	—	(13)	—	(13)
Valuation allowances on mortgage loans	—	—	2	—	2
Results of variable annuity hedge program
GMWB derivatives, net	7	8	20	12	38
Macro hedge program	—	(54)	(38)	(36)	(124)
Total results of variable annuity hedge program	7	(46)	(18)	(24)	(86)
Transactional foreign currency revaluation	7	8	4	(6)	(14)
Non-qualifying foreign currency derivatives	(8)	(10)	(9)	7	8
Other, net [2]	(4)	(4)	—	(23)	2
Net realized capital gains (losses)	$4	$(128)	$18	$(107)	$(28)

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities, includes all changes in fair value and trading gains and losses for equity securities at fair value.

[2]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts.

Gross Gains and Losses on Sales

•
Gross gains and losses on sales for both the period of April 1, 2018 to May 31, 2018 (Predecessor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company) were primarily the result of sales of fixed maturities, AFS executed in order to fund the Annuity Reinsurance Agreement. Gross gains and losses on sales also resulted from duration, liquidity and credit management within corporate and US Treasury securities. In addition, gross losses on sales include the transfer of property recognized in connection with the May 31, 2018 sale of the Company.

•
Gross gains and losses on sales for the three and six months ended June 30, 2017 (Predecessor Company) were primarily the result of duration, liquidity and credit management within corporate, residential mortgage-backed securities ("RMBS") and US Treasury securities.

Variable Annuity Hedge Program

•
For period of June 1, 2018 to June 30, 2018 (Successor Company), the gain on the combined GMWB derivative, net which include the GMWB product, reinsurance and hedging derivatives was primarily due to non-market factors.

•
For both the period of April 1, 2018 to May 31, 2018 (Predecessor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company), the gain on the combined GMWB derivative, net was primarily due to a decline in the equity market volatility of $4 and $3, respectively and policy holder behavior of $2 and $3, respectively, as well as an increase in interest rates of $2 and $2, respectively.

•
For both the period of April 1, 2018 to May 31, 2018 (Predecessor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company), the losses on the macro hedge program were primarily due to losses of $(26) and $(8), respectively driven by an increase in domestic equity markets, and losses of $(13) and $(33) driven by time decay on options.

•
For the three and six months ended June 30, 2017, the gain on the combined GMWB derivatives, net, which include the GMWB product, reinsurance and hedging derivatives, was primarily due to gains of $3 and $10, respectively, due to policyholder behavior, $4 and $8, respectively, due to outperformance of the underlying actively managed funds compared to their respective indices, and $8 and $8, respectively, due to liability/model assumption updates. Also included for the six months ended June 30, 2017, was a gain of $10 driven by a decline in equity market volatility.

•
For the three and six months ended June 30, 2017, the losses on the macro hedge program were primarily due to losses of $(21) and $(67), respectively, driven by an improvement in domestic equity markets and $(18) and $(36), respectively, driven by time decay on options. Also included for the six months ended June 30, 2017, was a loss of $(28) driven by a decline in equity market volatility.

Other, Net

•
Other, net losses for the periods of June 1, 2018 to June 30, 2018 (Successor Company), April 1, 2018 to May 31, 2018 (Predecessor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company) were primarily due to losses on interest rate derivatives partially offset by gains associated with modified coinsurance reinsurance contracts, both driven by an increase in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

•
Other, net gains for the six months ended June 30, 2017 (Predecessor Company) were primarily related to gains on interest rate derivatives used to manage duration, partially offset by losses associated with modified coinsurance reinsurance contracts driven by a decline in interest rates.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2017 Form 10-K Annual Report (Predecessor Company). The following discussion updates certain of the Company’s critical accounting estimates as of June 30, 2018.
Estimated Gross Profits
Estimated gross profits ("EGPs") are used in the valuation and amortization of the VOBA (Successor Company) and DAC (Predecessor Company) assets. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

Significant EGP-based Balances
	Successor Company	Predecessor Company
	As of June 30, 2018	As of December 31, 2017
DAC [1]	$—	$405
Value of Business Acquired (VOBA) [1]	$798	—
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$178	$409

[1]	For additional information on DAC and VOBA, see Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 7 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Benefit (Charge) to Income, Net of Tax, as a Result of Unlock [1]
	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
DAC	$—	$—	$4	$(3)	$9
VOBA	5	—	—	—	—
Death and Other Insurance Benefit Reserves	5	—	10	—	15
Total (pre tax)	10	—	14	(3)	24
Income tax effect	2	—	4	(1)	8
Total (after tax)	$8	$—	$10	$(2)	$16

[1]
For further information, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements.

Successor Company
The Unlock benefit, after tax, for the period of June 1, 2018 to June 30, 2018 was primarily related to modifying the reversion-to-mean ("RTM") separate account return assumption to consider returns since May 31, 2018, rather than March 31, 2009. For further discussion on RTM assumptions, please see the Market Unlock section below. For further information regarding the elimination of DAC and the establishment of VOBA during pushdown accounting, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements.
Predecessor Company
The Unlock charge, after-tax, for the period of January 1, 2018 to May 31, 2018 was primarily due to separate account returns being below our aggregated estimated returns during the period largely due to a decrease in equity markets.
The Unlock benefit, after-tax, for the three and six months ended June 30, 2017 was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.

Use of Estimated Gross Profits in Amortization and Reserving
For variable annuity contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that time frame are immaterial. Future gross profits are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; full and partial surrender rates; interest credited; mortality; and the extent and duration of hedging activities and hedging costs. Changes in these assumptions and changes to other policyholder behavior assumptions such as GMWB utilization, reaction to price increases, and asset allocations cause EGPs to fluctuate which impacts earnings.
The Company determines EGPs using a set of stochastic RTM separate account return projections which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps.
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term rate of return is 8.3%. The annual return assumed over the next five years of approximately 8.4% was calculated based on the return needed over that period to produce an 8.3% return since the date VOBA was established in pushdown accounting, May 31, 2018. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 30% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of VOBA by comparing the VOBA balance to the present value of future EGPs. The margin between the VOBA balance and the present value of future EGPs for variable annuities was 72% as of June 30, 2018 (Successor Company). If the margin between the VOBA asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of VOBA to be unrecoverable and the VOBA asset would be written down to equal future EGPs.
Accounting for Amortization of Deferred Gain on Reinsurance Contracts
A deferred gain was recorded in Other liabilities on the Condensed Consolidated Balance Sheet related to the Commonwealth reinsurance agreements.   This gain was calculated  based on the underlying contract values adjusted to fair value in pushdown accounting.  The deferred gain will be amortized into income over the life of the underlying policies reinsured.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of June 30, 2018 (Successor Company) including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of June 30, 2018 (Successor Company) and 2017 (Predecessor Company), the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
In connection with the sale of HLI and subsidiaries, the Company has foregone approximately $578 of deferred tax assets associated with net operating loss carryovers and foreign tax credits that will be retained by The Hartford.

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
The Company has a quarterly monitoring process involving legal and accounting professionals. Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss. These matters are then jointly reviewed by accounting and legal personnel to evaluate the facts and changes since the last review in order to determine if a provision for loss should be recorded or adjusted, the amount that should be recorded, and the appropriate disclosure. The outcomes of certain contingencies currently being evaluated by the Company, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and any reserves that may be established for estimated settlement amounts may be subject to significant changes. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. In view of the uncertainties regarding the outcome of these matters, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations and liquidity in a particular quarterly or annual period.

ENTERPRISE RISK MANAGEMENT
The Company’s Board of Directors (“the Board”) has ultimate responsibility for risk oversight while management is tasked with the day-to-day management of The Company’s risks. The Board executes risk oversight through its Finance, Investment, and Enterprise Risk Committee ("FIRMCo")
The Company manages and monitors risk through risk policies, controls and limits.
At the senior management level, an Enterprise Risk and Capital Committee (“ERCC”) oversees the risk profile and risk management practices of the Company. ERCC reports to FIRMCo on Talcott's overall risk profile and adherence to risk limits. As illustrated below, a number of functional committees sit underneath the ERCC, providing oversight of specific risk areas.

Enterprise Risk and Capital Committee - "ERCC"

Capital Planning Committee	Financial & Investment Committee	Risk and Governance Committee

Capital Outlook	Liquidity Risk	Model Oversight
Operating Plan	Investment & Hedging Risk	Emerging Risk
Operational Risk

ERCC Members
President (Chair)
Chief Financial Officer
Chief Investment Officer
Chief Technology Officer
Chief Administrative Officer
Chief Risk Officer
Chief Counsel
Others as deemed necessary by the Committee Chair

The Company's enterprise risk management ("ERM") function supports the ERCC and functional committees, and is tasked with, among other things:

•	risk identification and assessment;

•	the development of risk appetites, tolerances, and limits;

•	risk monitoring; and

•	internal and external risk reporting.
The Company categorizes its main risks as financial risk, operational risk and insurance risk, each of which is described in more detail below.
Financial Risk
Financial risks include direct and indirect risks to the Company's financial objectives coming from events that impact market conditions or prices. Some events may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's general account and separate account assets and the liabilities and the guarantees which the company has written over various liability products, particularly its fixed and variable annuities. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss on a U.S. statutory and economic basis. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and over-the-counter and exchange traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements. Derivatives are utilized to achieve one of four Company-approved objectives: hedging risk arising from interest rate, equity market, commodity market, credit spread and issuer default, price or currency exchange rate risk or volatility; managing liquidity; controlling transaction costs; or entering into synthetic replication transactions. Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management.

The company identifies different categories of financial risk, including liquidity, credit, interest rate, equity and foreign exchange as described below.
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
Impact
Inadequate capital resources and liquidity could negatively affect the Company’s overall financial strength and its ability to generate cash flows from its businesses, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.
Management
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
Sources of Credit Risk
The majority of the Company’s credit risk is concentrated in its investment holdings but it is also present in the Company's derivative counterparty exposure and reinsurance transactions.
Impact
A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale. Reinsurance recoverables are also subject to credit risk based on the counterparty’s unwillingness or inability to pay.
Management
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
The Company manages credit risk on an on-going basis through the use of various processes and analyses. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations, which establish minimum levels of creditworthiness and financial stability. Credits considered for investment are subjected to underwriting reviews. Within the investment portfolio, private securities are subject to committee review for approval. Mitigation strategies vary across the three sources of credit risk, but may include:

•	Investing in a portfolio of high-quality and diverse securities;

•	Selling investments subject to credit risk;

•	Hedging through use of single name or basket credit default swaps;

•	Clearing transactions through central clearing houses that require daily variation margin;

•	Entering into contracts only with strong creditworthy institutions

•	Requiring collateral.

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
As of June 30, 2018 (Successor Company), the Company had no investment exposure to any credit concentration risk of a single issuer, or counterparty greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Managing the Credit Risk of Counterparties to Derivative Instruments
The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. The Company monitors counterparty exposure on a daily basis to ensure compliance with Company policies and statutory limitations. The Company’s policies with respect to derivative counterparty exposure establish market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically require credit enhancement/credit risk reducing agreements, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management.
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
For the company's derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in two legal entities that have a threshold greater than zero. The maximum combined threshold for a single counterparty across all legal entities that use derivatives is $10. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2018 (Successor Company), the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives and have a threshold greater than zero is $10. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 10 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the periods of June 1, 2018 to June 30, 2018 (Successor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company), the Company incurred no losses on derivative instruments due to counterparty default.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield. The Company uses credit derivatives to purchase credit protection with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of June 30, 2018 (Successor Company) and December 31,2017,

(Predecessor Company) the notional amount related to credit derivatives that purchase credit protection was $45 and $80, respectively, while the fair value was $(1) and $(3), respectively. These amounts do not include positions that are in offsetting relationships.
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers. These baskets are established within sector concentration limits and may be divided into tranches which possess different credit ratings. As of June 30, 2018 (Successor Company) and December 31,2017 (Predecessor Company), the notional amount related to credit derivatives that assume credit risk was $380, while the fair value was $6 and $3, respectively. These amounts do not include positions that are in offsetting relationships.
For further information on credit derivatives, see Note 4- Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
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
Sources of Interest Rate Risk
The Company has exposure to interest rates arising from its fixed maturity securities and interest sensitive liabilities. In addition, certain product liabilities, included those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Variable Product Guarantee Risks and Risk Management section. Management also evaluates performance of certain products based on net investment spread which is, in part, influenced by changes in interest rates.
Impact
Changes in interest rates from current levels can have both favorable and unfavorable effects for the Company.

Change in Interest Rates	Favorable Effects	Unfavorable Effects
ñ	Additional investment income	Decrease in the fair value of the fixed maturity investment portfolio
	Lower cost of the variable annuity hedge	Potential increase in policyholder surrenders, requiring the Company to liquidate assets in an unrealized loss position to fund liability surrender value
	Lower margin erosion associated with minimum guaranteed crediting rates on certain products	Potential impact on the Company's tax planning strategies
Higher interest expense
ò	Increase in the fair value of the fixed maturity investment portfolio	Lower net investment income due to reinvesting at lower investment yields
	Lower interest expense	Lower interest income on variable rate investments
Acceleration in paydowns and prepayments or calls of certain mortgage-backed and municipal securities
Increased cost of variable annuity hedge program
Potential margin erosion associated with minimum guaranteed crediting rates on certain products.
Management
The Company primarily manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which may include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios. Key metrics that the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration, convexity and key rate duration.

The Company may also utilize a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or to hedge liabilities. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flows of a forecasted purchase or sale of fixed rate securities due to changes in interest rates.
Equity Risk
Equity risk is the risk of financial loss due to changes in the value of global equities or equity indices.
Sources of Equity Risk
The Company has exposure to equity risk from general account assets, variable annuity fund assets under management and embedded derivatives within the Company’s variable annuity products. The Company’s variable products are significantly influenced by the U.S. and other equity markets, as discussed below.
Impact of Equity Risk on General Account Products
Declines in equity markets may result in losses due to sales or reductions in market value that are recorded within reported earnings. Declines in equity markets may also decrease the value of limited partnerships and other alternative investments or result in losses on derivatives, including on embedded product derivatives, thereby negatively impacting our reported earnings.
Managing Equity Risk on Variable Annuity Products
Most of the Company’s variable annuities include GMDB and certain contracts with GMDB also include GMWB features.
Impact
The Company’s variable annuity contracts are significantly influenced by the U.S. and other equity markets. Generally, declines in equity markets will:

•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk ("NAR"), described below, for GMDB and GMWB;

•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios; and

•	decrease the Company’s estimated future gross profits, resulting in a VOBA unlock charge.
Increases in equity markets will generally have the inverse impact of those listed in the preceding discussion.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $38.7 billion as of June 30, 2018 (Successor Company) and $40.8 billion December 31, 2017 (Predecessor Company).
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk is net of reinsurance, but does not take into consideration the effects of the variable annuity hedge programs currently in place as of each balance sheet date).

Successor Company
Total Variable Annuity Guarantees as of June 30, 2018
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$38.7	$2.9	$0.6	24%	14%
GMWB	16.6	0.2	0.1	6%	16%

Predecessor Company
Total Variable Annuity Guarantees as of December 31, 2017
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$40.8	$2.9	$0.6	14%	26%
GMWB	17.8	0.2	0.1	4%	9%

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

[4]
Includes contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries. Such contracts had $1.9 billion of account value as of as of June 30, 2018 (Successor Company) and $1.9 billion as of as of December 31, 2017 (Predecessor Company).

Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offers both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB on that measurement date.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. For policies with a GMWB rider, the company expects to incur GMWB payments in the future only if the account value is reduced over time to a specified level through a combination of market performance and periodic withdrawals, at which point the contractholder will receive an annuity equal to the GRB which is generally equal to premiums less withdrawals. For the Company’s “lifetime” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “lifetime” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements. For additional information on the Company's GMDB liability, see Note 7 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.
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
Risk Hedging
Variable Annuity Hedging Program
Through the use of reinsurance, capital market derivatives, and other derivative instruments, the Company’s variable annuity hedging program is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our variable annuity contracts. The variable annuity hedging program also considers the potential impacts on statutory capital.
Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders issued prior to the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB riders where the GMDB is higher than a return of premium death benefit or account value benefit.
GMWB Hedge Program
Under the dynamic hedging program, the Company enters into derivative contracts to hedge market risk exposures associated with the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.

Additionally, the Company holds customized capital market derivative contracts to provide protection from certain capital market risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivative contracts are based on policyholder behavior assumptions specified at the inception of the derivative contracts. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices.
While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions and the relative emphasis placed on various risk management objectives.
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments, such as options and futures on equities and interest rates, to provide protection against the statutory tail scenario risk arising from GMWB and GMDB liabilities on the Company’s statutory surplus as well as to protect a portion of the expected fee revenue to be received on variable annuity contacts. These macro hedges cover some of the residual risks not otherwise covered by the dynamic hedging program. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed withdrawal benefit liabilities (excluding the life contingent portion of GMWB contracts) and hedge assets within the GMWB hedge and Macro hedge programs are carried at fair value.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of VOBA and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of as of June 30, 2018 (Successor Company) and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis (before tax and DAC) as of June 30, 2018 [1]
Successor company
	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(2)	$—	$(2)	$353	$131	$(100)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$(1)	$—	$(1)	$12	$6	$(6)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(69)	$(13)	$56	$169	$33	$(138)

[1]	These sensitivities are based on the following key market levels as of as of June 30, 2018: 1) S&P of 2,718; 2) 10yr US swap rate of 2.96%; and 3) S&P 10yr volatility of 23.32%.
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
In June 2018, the Company added hedge positions in the macro hedge program to reduce open equity risk exposure, which increased the sensitivity that changes in equity market returns would have on GAAP net income.

Foreign Currency Exchange Risk
Foreign currency exchange risk is the risk of financial loss due to changes in the relative value between currencies.
Sources of Currency Risk
The Company has foreign currency exchange risk in non-U.S. dollar denominated investments, which primarily consist of fixed maturity and equity investments, foreign denominated cash and a yen denominated fixed payout annuity.
Impact
Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the fair value of assets and liabilities. Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of June 30, 2018 (Successor Company) and 2017 (Predecessor Company), management estimates that a hypothetical 10% unfavorable change in exchange rates would decrease the fair values by an immaterial amount.
Management
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
Sources of Operational Risk
Operational risk is inherent in the Company's business and functional areas. Operational risks include legal; cyber and information security; models; third party vendors; technology; operations; business continuity; disaster recovery; internal and external fraud; and compliance. The Company will also be exposed to operational risk in the future as it separates from the current transition services agreement with The Hartford.
Impact
Operational risk can result in financial loss, disruption of our business, regulatory actions or damage to our reputation.
Management
Responsibility for day-to-day management of operational risk lies within each functional area. ERM provides an enterprise-wide view of the Company's operational risk on an aggregate basis. ERM is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. Operational risk mitigation strategies include the following:

•	Establishing policies and monitoring risk tolerances and exceptions;

•	Conducting business risk assessments and implementing action plans where necessary;

•	Validating existing crisis management protocols;

•	Identifying and monitoring emerging risks; and

•	Purchasing insurance coverage.
Cybersecurity Risk
In connection with the Talcott Resolution Sale Transaction, the Company entered into a transition services agreement ("TSA") with The Hartford for a period of up to two years. These transition services include general ledger and cash management, investment accounting and information technology infrastructure services. Pursuant to the TSA , the Company leverages and monitors the controls of The Hartford while it continues to operate on their Information Technology ("IT") environment. The Hartford has implemented an information protection program with established governance routines that promote an adaptive approach for assessing and managing risks. The Hartford has invested to build a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology (NIST) Cyber Security Framework and provides preventative, detective and responsive measures that collectively protects the company. Various cyber assurance methods, including security metrics, third party security assessments, external penetration testing, red team exercises, and cyber war game exercises are used to test the effectiveness of the overall cybersecurity control environment.
The Hartford, like many other large financial services companies, blocks attempted cyber intrusions on a daily basis. In the event of a cyber intrusion, The Hartford invokes its Cyber Incident Response Program commensurate with the nature of the intrusion. While the actual methods employed differ based on the event, their approach employs internal teams and outside advisors with specialized skills to support the response and recovery efforts and requires elevation of issues, as necessary, to senior management.

From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions will provide detailed, regular reports on cybersecurity matters to the Company's Board, including the Audit Committee, which has principal responsibility for oversight of cybersecurity risk, and/or FIRMCo, which oversees controls for the Company's major risk exposures. The topics to be covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our protection measures. The Audit Committee will meet at each regular Board meeting and will be briefed on cyber risks at least annually.
Insurance Risk
Insurance risk is the risk of losses from both catastrophic and non-catastrophic nature on the life insurance products the company has sold. Catastrophic insurance risk could be from both natural and man-made catastrophes associated with pandemics, terrorist attacks and other events that could significantly increase mortality exposures. Non-catastrophic insurance risk include the following:

•	Mortality - Risk of loss from unexpected trends in insured deaths impacting timing of payouts from life insurance.

•	Longevity - Risk of loss from increased life expectancy trends among policyholders receiving long-term benefit payments.
Management
The Company’s procedures for managing these risks include periodic experience exposure reporting, risk modeling, risk transfer, and capital management strategies.
Reinsurance as a Risk Management Strategy
The Company cedes insurance to unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders.
Impact
Failure of reinsurers to honor their obligations could result in losses to the Company.
Management
Reinsurance is a centralized function across the Company to support a consistent strategy and to ensure that the reinsurance activities are fully integrated into the organization's risk management processes.
The Company uses reinsurance for its life insurance, retirement, and a portion of its fixed annuities business. In addition, the Company uses reinsurance on a portion of contracts with GMWB riders issued prior to the second quarter of 2006 and for a majority of the GMDB riders where the GMDB is higher than a return of premium death benefit or account value benefit.
The components of the gross and net reinsurance recoverables are summarized as follows:

Gross and Net Reinsurance Recoverables
	Successor Company	Predecessor Company
Reinsurance Recoverables	June 30, 2018	December 31, 2017
Reserve for future policy benefits and other policyholder funds and benefits payable	$30,132	$20,785
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$30,132	$20,785

[1]
No allowance for uncollectible reinsurance was required as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company). Although management has determined that no allowance is required at this time, the Company closely monitors the financial condition, ratings, and current market information of all of its counterparty reinsurers.

As of June 30, 2018 (Successor Company), the Company has reinsurance recoverables from Commonwealth, Massachusetts Mutual Life Insurance Company ("MassMutual") and Prudential Financial, Inc. ("Prudential") of $9.5 billion, $8.2 billion, and $11.2 billion, respectively. As of December 31, 2017 (Predecessor Company), the Company has reinsurance recoverables from MassMutual and Prudential of $8.3 billion and $11.1 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Commonwealth, MassMutual and Prudential are primarily secured by invested assets held in trust.

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

•
Rising equity markets will generally result in an increase in statutory surplus and RBC ratios. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for variable annuity death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. The Company has reinsured approximately 44% of its risk associated with GMWB and 80% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets.

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

Fixed Maturities by Credit Quality
	Successor Company			Predecessor Company
	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$2,164	$2,159	15.0%	$2,845	$3,058	13.4%
AAA	1,144	1,141	7.9%	1,470	1,552	6.8%
AA	1,480	1,481	10.3%	2,334	2,465	10.8%
A	4,459	4,436	30.8%	6,874	7,718	33.9%
BBB	4,395	4,365	30.3%	6,142	6,702	29.4%
BB & below	829	827	5.7%	1,249	1,304	5.7%
Total fixed maturities, AFS	$14,471	$14,409	100%	$20,914	$22,799	100%
The fair value of AFS securities decreased, as compared with December 31, 2017 (Predecessor Company), primarily driven by an Annuity Reinsurance Agreement that the Company entered into with Commonwealth as well as the continued run-off of the Company's business. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities and equity, FVO.

Securities by Type
	Successor Company					Predecessor Company
	June 30, 2018					December 31, 2017
	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value
Asset backed securities ("ABS")
Consumer loans	$452	$—	$—	$452	3.1%	$646	$4	$(10)	$640	2.8%
Other	89	—	(1)	88	0.6%	175	5	(1)	179	0.8%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	695	—	—	695	4.8%	883	2	—	885	3.9%
Other	4	—	—	4	—	3	—	—	3	—
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	569	—	(2)	566	3.9%	697	9	(10)	696	3.1%
Bonds	731	1	(4)	726	5.0%	1,116	30	(10)	1,136	5.0%
Interest only (“IOs”)	129	2	—	131	0.9%	248	6	(2)	252	1.1%
Corporate
Basic industry	477	1	(5)	474	3.3%	677	74	—	751	3.3%
Capital goods	693	—	(6)	689	4.8%	972	85	(2)	1,055	4.6%
Consumer cyclical	369	—	(4)	368	2.6%	648	56	(1)	703	3.1%
Consumer non-cyclical	1,152	1	(11)	1,147	8.0%	1,774	196	(6)	1,964	8.6%
Energy	899	1	(16)	890	6.2%	1,358	167	(4)	1,521	6.7%
Financial services	1,483	5	(17)	1,475	10.2%	2,349	264	(5)	2,608	11.4%
Tech./comm.	1,208	3	(15)	1,202	8.3%	1,695	278	(3)	1,970	8.6%
Transportation	303	—	(3)	301	2.1%	512	45	—	557	2.4%
Utilities	1,545	1	(19)	1,534	10.7%	2,443	306	(10)	2,739	12.0%
Other	132	—	(1)	131	0.9%	159	12	(1)	170	0.8%
Foreign govt./govt. agencies	376	1	—	374	2.6%	379	30	(2)	407	1.8%
Municipal bonds
Taxable	777	1	(3)	776	5.4%	1,125	142	(1)	1,266	5.5%
Residential mortgage-backed securities ("RMBS")
Agency	265	—	—	265	1.9%	481	12	(1)	492	2.2%
Non-agency	247	—	(1)	246	1.7%	202	1	(1)	202	0.9%
Alt-A	28	—	—	28	0.2%	43	3	—	46	0.2%
Sub-prime	518	1	—	519	3.6%	662	25	—	687	3.0%
U.S. Treasuries	1,330	2	(4)	1,328	9.2%	1,667	206	(3)	1,870	8.2%
Fixed maturities, AFS	$14,471	$20	$(112)	$14,409	100%	$20,914	$1,958	$(73)	$22,799	100%
Equity securities
Financial services						40	8	—	48	31.2%
Other						100	6	—	106	68.8%
Equity securities, AFS [3]						140	14	—	154	100%
Total AFS securities	$14,471	$20	$(112)	$14,409		$21,054	$1,972	$(73)	$22,953
Fixed maturities, FVO				$18					$32
Equity securities, at fair value [3]				$131

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value.
The decline in the fair value of AFS securities as compared to December 31, 2017 (Predecessor Company), was driven by an Annuity Reinsurance Agreement that the Company entered into with Commonwealth as well as the continued run-off of the Company's business.

Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturity securities in the financial services sector that are included in the preceding Securities by Type table.

	Successor Company			Predecessor Company
	June 30, 2018			December 31, 2017
	Amortized Cost [1]	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$5	$5	$(1)	$8	$9	$1
AA	91	91	(1)	181	197	16
A	708	705	(4)	1,224	1,368	144
BBB	569	563	(7)	836	915	79
BB & below	110	111	1	140	167	27
Total [2]	$1,483	$1,475	$(12)	$2,389	$2,656	$267
[1] The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

[2]
Includes equity, AFS securities with an amortized cost and fair value of $40 and $48, respectively, as of December 31, 2017 (Predecessor Company). Effective January 1, 2018, with the adoption of new accounting guidance for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value and are excluded from the table above as of June 30, 2018.

The Company's investment in the financial services sector decreased, as compared to December 31, 2017 (Predecessor Company), primarily due to the sale of corporate bonds in connection with Annuity Reinsurance Agreement that the Company entered into with Commonwealth.
Commercial Real Estate
Through June 30, 2018, commercial real estate market conditions, including property prices, occupancies, financial conditions, transaction volume, and delinquencies, remained mostly favorable and delinquencies remained very low. In addition, the availability of credit has been adequate to refinance loans that have come due.
The following tables, present the Company’s exposure to CMBS bonds by current credit quality and vintage year included in the preceding Securities by Type table. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.

Exposure to CMBS Bonds

	Successor Company
	June 30, 2018
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$40	$41	$24	$24	$—	$—	$—	$—	$1	$1	$65	$66
2009	—	—	8	8	—	—	—	—	—	—	8	8
2011	13	13	—	—	—	—	—	—	—	—	13	13
2012	16	16	—	—	2	2	4	4	—	—	22	22
2013	8	7	13	13	12	12	1	1	—	—	34	33
2014	11	11	24	24	27	27	4	4	—	—	66	66
2015	67	66	53	53	34	34	6	6	—	—	160	159
2016	85	83	66	65	38	37	26	26	—	—	215	211
2017	25	24	56	56	—	—	24	24	—	—	105	104
2018	4	4	—	—	33	33	6	7	—	—	43	44
Total	$269	$265	$244	$243	$146	$145	$71	$72	$1	$1	$731	$726
Credit protection	30.8%		22.0%		14.2%		11.2%		6.0%		22.6%

	Predecessor Company
	December 31, 2017
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$71	$80	$36	$40	$—	$—	$—	$—	$1	$1	$108	$121
2009	—	—	8	8	—	—	—	—	—	—	8	8
2011	14	14	—	—	—	—	—	—	—	—	14	14
2012	21	22	—	—	10	10	13	12	—	—	44	44
2013	16	16	94	96	51	53	3	4	—	—	164	169
2014	16	17	23	23	31	31	5	5	3	4	78	80
2015	95	95	89	87	48	49	22	23	7	7	261	261
2016	98	98	127	124	43	44	34	35	—	—	302	301
2017	$20	$20	$101	$101	$—	$—	$16	$17	$—	$—	$137	$138
Total	$351	$362	$478	$479	$183	$187	$93	$96	$11	$12	$1,116	$1,136
Credit protection	31.2%		20.8%		13.8%		11.1%		7.9%		22.0%

[1]	The vintage year represents the year the pool of loans was originated.
The Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans and may include participations. Loan participations are loans where the Company has purchased a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. As of June 30, 2018 (Successor Company), there were no loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Commercial Mortgage Loans
	Successor Company			Predecessor Company
	June 30, 2018			December 31, 2017
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Whole loans	$1,900	$—	$1,900	$2,763	$—	$2,763
A-Note participations	60	—	60	109	—	109
Total	$1,960	$—	$1,960	$2,872	$—	$2,872

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The Company purchased $61 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 4.1% for the period of January 1, 2018 to May 31, 2018 (Predecessor Company). The Company purchased $76 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 68% and a weighted average yield of 4.4% for the period of June 1, 2018 to June 30, 2018 (Successor Company). The Company continues to invest in commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of June 30, 2018 (Successor Company) or December 31, 2017 (Predecessor Company).
Valuation Allowances on Mortgage Loans
For the six months ended June 30, 2018 (Successor Company), there was no change in the valuation allowances on mortgage loans. For the year ended December 31, 2017 (Predecessor Company), the valuation allowances on mortgage loans decreased $19, largely driven by the foreclosure of a loan. Following the conclusion of the loan's foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during 2017. The foreclosed property was sold during April of 2018 (Predecessor Company).
Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

	Successor Company			Predecessor Company
	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$127	$126	AA-	$198	$229	AA-
Revenue
Leasing [1]	144	145	AA-	162	185	AA-
Transportation	142	142	A+	192	213	A+
Education	85	85	AA	137	155	AA
Power	74	74	A	126	139	A
Health Care	36	35	AA-	41	45	AA
Water & Sewer	29	28	AA-	41	43	AA-
Sales Tax	26	26	AA-	34	40	AA
Housing	25	25	A	49	53	A+
Other	89	90	A	145	164	A
Total Revenue	650	650	A+	927	1,037	A+
Total Municipal	$777	$776	A+	$1,125	$1,266	A+

[1]
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

As of June 30, 2018 (Successor Company) the largest issuer concentrations were the state of California, the Ohio American Municipal Power, Inc., and Alameda County Joint Powers Authority, CA, which each comprised less than 6% of the municipal bond portfolio and were comprised of general obligation and revenue bonds. As of December 31, 2017 (Predecessor Company), the largest issuer concentrations were the State of California, the Oregon School Board Association, and Ohio American Municipal Power, Inc., which each compromised less than 6% of the municipal bond portfolio and were comprised of general obligation and revenue bonds.

Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, real estate funds and private equity funds. Real estate funds consist of investments primarily in real estate equity funds and joint ventures, including some funds with public market exposure. Private equity funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential as well as limited exposure to public markets.

Limited Partnerships and Other Alternative Investments Investment Income
	Successor Company		Predecessor Company
	June 1, 2018 to June 30, 2018		April 1, 2018 to May 31, 2018		For the three months ended June 30, 2017		January 1, 2018 to May 31, 2018		For the six months ended June 30, 2017
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$—	—%	$(1)	(2.8)%	$(1)	(2.7)%	$1	2.0%	$2	3.3%
Real estate funds	1	6.1%	2	8.8%	1	3.9%	2	3.3%	6	8.3%
Private equity and other funds	2	4.5%	16	13.2%	9	6.0%	38	13.3%	13	4.3%
Total	$3	4.5%	$17	11.0%	$9	4.3%	$41	10.4%	$21	4.7%

Investments in Limited Partnerships and Other Alternative Investments
	Successor Company		Predecessor Company
	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Hedge funds	$79	9.1%	$141	14.1%
Real estate funds	94	10.9%	159	15.9%
Private equity and other funds	693	80.0%	701	70.0%
Total	$866	100%	$1,001	100%
Available-for-Sale Securities — Unrealized Loss Aging
Total gross unrealized losses were $112 as of June 30, 2018 (Successor Company), and have increased $39, or 53%, from December 31, 2017 (Predecessor Company), due to higher interest rates and wider credit spreads. The increase was partially offset by the application of pushdown accounting in connection with the May 31, 2018 sale by the Company's indirect parent, Hartford Holding, Inc. ("HHI"). Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for more information regarding the sale by HHI. As of June 30, 2018 (Successor Company), $112 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. There were no securities depressed greater than 20%.
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

The following table present the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	Successor Company				Predecessor Company
	June 30, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost [1]	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	2,521	$11,535	$11,452	$(112)	498	$1,643	$1,636	$(7)
Greater than three to six months	—	—	—	—	241	837	827	(10)
Greater than six to nine months	—	—	—	—	89	218	216	(2)
Greater than nine to eleven months	—	—	—	—	47	53	52	(1)
Twelve months or more	—	—	—	—	379	1,495	1,442	(53)
Total	2,521	$11,535	$11,452	$(112)	1,254	$4,246	$4,173	$(73)

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	April 1, 2018 to May 31, 2018	For the three months ended June 30, 2017	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Credit Impairments
CMBS	$—	$—	$1	$—	$1
Corporate	—	—	12	—	12
Total Credit Impairments	—	—	13	—	13
Total Impairments	$—	$—	$13	$—	$13
For the period June 1, 2018 to June 30, 2018 (Successor Company)
For the period of June 1, 2018 to June 30, 2018, there were no impairments recognized in earnings. There were no non-credit impairments recognized in other comprehensive income for the period of June 1, 2018 to June 30, 2018.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
For the periods April 1, 2018 to May 31, 2018 and January 1, 2018 to May 31, 2018 (Predecessor Company)
For the period of April 1, 2018 to May 31, 2018 and the period of January 1, 2018 to May 31, 2018, there were no impairments recognized in earnings. There were no non-credit impairments recognized in other comprehensive income for the periods of April 1, 2018 to May 31, 2018 and January 1, 2018 to May 31, 2018.
Three and six months ended June 30, 2017 (Predecessor Company)
For the three and six months ended June 30, 2017, impairments recognized in earnings were comprised of credit impairments of $13 and $13, respectively. The credit impairments were primarily related to one corporate security and was identified through security specific reviews and resulted from changes in the financial condition of the issuer. For the three and six months ended June 30, 2017, there were no securities that the Company intended to sell or impairments on equity securities.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the financial resources of Talcott Resolution Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2018 is $634. Of this $634, the legal entities have posted collateral of $683, which is inclusive of initial margin requirements in the normal course of business. In addition, the Company has posted collateral of $29 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2018, a downgrade of one or two levels below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $20 billion of cash and total general account invested assets, which includes the following fixed maturity securities and short-term investments to meet liquidity needs.

As of June 30, 2018
Fixed maturities	$14,427
Short-term investments	939
Cash	218
Less: Derivative collateral	963
Total	$14,621
Capital resources available to fund liquidity upon contractholder surrender or termination are a function of the legal entity in which the liquidity requirement resides. Obligations related to life and annuity insurance products will be generally funded by both TL and Talcott Resolution Life and Annuity Insurance Company ("TLA"); obligations related to retirement and institutional investment products will be generally funded by TL.
Talcott Resolution Life Insurance Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The Connecticut Insurance Department ("CTDOI") will permit the Company to pledge up to $0.9 billion in qualifying assets to secure FHLBB advances for 2018. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of June 30, 2018, TL had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of June 30, 2018
Total Contractholder obligations	$157,294
Less: Separate account assets [1]	109,595
General account contractholder obligations	$47,699
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$23,333
Fixed MVA annuities [3]	4,457
Other [4]	19,909
General account contractholder obligations	$47,699

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2017 Form 10-K Annual Report (Predecessor Company).
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
On December 3, 2017, The Hartford entered into a definitive agreement to sell the Company's parent, TLI, to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group. Prior to the close on May 31, 2018, the Company paid approximately $619 in dividends to its parent and subsequently to The Hartford. TL, formerly known as Hartford Life Insurance Company, contributed $309 and TLA, formally known as Hartford Life and Annuity Insurance Company, contributed $308 including other intercompany transactions net settled between TL and The Hartford prior to closing.

Cash Flows

	Successor Company	Predecessor Company
	June 1, 2018 to June 30, 2018	January 1, 2018 to May 31, 2018	For the six months ended June 30, 2017
Net cash provided by (used for) operating activities	$(1,476)	$603	$525
Net cash provided by (used for) investing activities	$1,518	$463	$(316)
Net cash used for financing activities	$(71)	$(1,356)	$(502)
Cash - end of period	$218	$247	$261
For the period of June 1, 2018 to June 30, 2018 (Successor Company)
Net cash used for operating activities was primarily due to an increase in reinsurance recoverables driven by cash paid to Commonwealth to fund the Annuity Reinsurance Agreement.
Net cash provided by investing activities was primarily related to net proceeds from short-term investments of $1.6 billion to fund the Commonwealth Annuity Reinsurance Agreement.
Net cash used for financing activities was related to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $39.
For the period of January 1, 2018 to May 31, 2018 (Predecessor Company)
Net cash provided by operating activities was primarily driven by cash from income tax refunds received.
Net cash provided by investing activities primarily relates to net proceeds from available-for-sale securities of $2.0 billion, partially offset by net payments for short-term investments of $1.5 billion and net payments for derivatives of $200.
Net cash used for financing activities was primarily due to dividends paid of $517, including capital contributions to the parent company of $619, partially offset by a return of capital from parent of $102. Also contributing to cash used in the period was net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $425 and a net decrease in securities loaned or sold under agreements to repurchase of $406.
For the six months ended June 30, 2017 (Predecessor Company)
Net cash provided by operating activities is primarily do to an increase in income tax refunds received and lower insurance operating costs paid, partially offset by a decrease in fee income and investment income received.
Net cash used for investing activities primarily relates to net payments for short-term investments of $642 and net payments for derivatives of $39, partially offset by net proceeds from available-for-sale securities of $347.
Net cash used for financing activities primarily relates to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $571.
Operating cash flows in the periods discussed above have been adequate to meet liquidity requirements.
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
The following table summarizes Talcott Resolution Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of August 7, 2018:

Insurance Financial Strength Ratings:	A.M. Best	Standard & Poor’s	Moody’s
Talcott Resolution Life Insurance Company	B++	BBB	Baa3
Talcott Resolution Life and Annuity Insurance Company	B++	BBB	Baa3
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
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $3.4 billion and $3.6 billion as of June 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively. The statutory capital amounts are based on actual statutory filings with the applicable regulatory authorities.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report (Predecessor Company) and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2017 Form 10-K Annual Report (Predecessor Company) is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal operating officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
During the period of June 1, 2018 to June 30, 2018 (Successor Company) the Company updated its internal controls over financial reporting to ensure the accuracy of the accounting and disclosures related to the Talcott Resolution Sale Transaction. Other than changes resulting from the Talcott Resolution Sale Transaction, there have been no changes in the Company's internal control over financial reporting during the period of April 1, 2018 to May 31, 2018 (Predecessor Company) or for the period of June 1, 2018 to June 30, 2018 (Successor Company), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. RISK FACTORS
In deciding whether to invest in securities of the Company, you should carefully consider the following risks, any of which could have a material adverse effect on the business, financial condition, results of operation, or liquidity of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in the latest Annual Report on Form 10-K or this Quarterly Report on Form 10-Q.
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
The Company’s investment portfolio and insurance liabilities are sensitive to changes in economic, political and global capital market conditions, such as the effect of a weak economy and changes in credit spreads, equity prices and interest rates. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, a weak real estate market, lower business investment and lower consumer spending, may impact the Company's profitability and may affect policyholder behavior in a manner that results in increased full and partial surrender rates. In addition, the Company’s investment portfolio includes limited partnerships and other alternative investments for which changes in value are reported in earnings. These investments may be adversely impacted by political turmoil and economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results.
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

Equity Markets Risk - A decline in equity markets may result in lower earnings from our operations where fee income is earned based upon the fair value of the assets under management. A decline in equity markets may also decrease the value of equity securities and limited partnerships and other alternative investments held in the Company’s general account portfolio, thereby negatively impacting our financial condition or reported earnings. In addition, certain of our annuity products have guaranteed minimum death benefits ("GMDBs") or guaranteed minimum withdrawal benefits ("GMWBs") that increase when equity markets decline requiring us to hold more statutory capital. While our hedging assets seek to reduce the statutory surplus impact and net economic sensitivity of our potential obligations from guaranteed benefits to market fluctuations, because of the accounting asymmetries between our hedging targets and statutory and GAAP accounting principles for our guaranteed benefits, rising equity markets and/or rising interest rates may result in statutory or GAAP losses.
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
The concentration of our investment portfolios in any particular industry, collateral type, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our business, financial condition, results of operations, and liquidity. Events or developments that have a negative impact on any particular industry, collateral type, group of related industries or geographic region may have a greater adverse effect on our investment portfolio than if the portfolio were more diversified. Further, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, our investment portfolio’s concentration risk could increase, at least until the Company is able to sell securities to get back in compliance with the established investment policies.
Insurance Industry and Product Related Risks
We are vulnerable to losses from catastrophes, both natural and man-made.
Our operations are exposed to risk of loss from both natural and man-made catastrophes associated with pandemics, terrorist attacks and other events that could significantly increase our mortality exposures. Claims arising from such events could have a material adverse effect on our results of operations and liquidity, either directly or as a result of their effect on our reinsurers or other counterparties. In addition, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats, may cause significant volatility in global financial markets, which could have an adverse effect on the value of the assets in our investment portfolio and in our separate accounts.
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
As a licensed insurance company, we are subject to statutory accounting standards and statutory capital and reserve requirements prescribed by insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The minimum capital we must hold is based on risk-based capital (“RBC”) formulas for life companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain death benefits or certain withdrawal benefits.
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
Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by our statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, statutory reserve requirements for death and withdrawal benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase.
Moreover, the NAIC is considering modifications to several components of its risk-based capital formula, including C-1 factors for asset risk, C-2 factors for annuitant longevity risk, the C3 Phase 2 formula for variable annuities, and a C-4 operational risk charge.  In addition, adjustments are expected to reflect the lower corporate tax rate. The details and timing of the implementation of these changes are uncertain, but should they be adopted, they are likely to likely to increase the required capital for the Company.
Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating and if we were not to raise additional capital, either at its discretion or because it was unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies. Downgrades below certain thresholds could trigger counterparty rights to terminate reinsurance treaties. Downgrades could also begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments.
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
As an insurer, we frequently use reinsurance to reduce the effect of losses from businesses that can cause unfavorable results of operations. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. The inability or unwillingness of any reinsurer to meet its financial obligations to us, including the impact of any insolvency or rehabilitation proceedings involving a reinsurer that could affect the Company's access to collateral held in trust, could have a material adverse effect on our financial condition, results of operations and liquidity. This risk may be magnified by a concentration of reinsurance-related credit risk resulting from the sale of the Company’s Individual Life and Retirement Products businesses and the Annuity Reinsurance Agreement with Commonwealth. Further details of such concentration can be found in Part I, Item 2, MD&A - Enterprise Risk Management - Reinsurance Risk.
Further, due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance for uncollectible reinsurance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Our ability to declare and pay dividends is subject to limitations.
Connecticut state laws limit the payment of dividends and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. As a result of the Talcott Resolution Sale Transaction, the CTDOI would need to approve any declaration of dividends prior to May 31, 2020.
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
If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of the present value of the business acquired (VOBA) and increase reserves for GMDB and GMWB on variable annuities, which could adversely affect our results of operation.

The Company has established VOBA associated with the expected future profits of its variable annuity products. This VOBA is amortized over the expected life of the variable annuity contracts. The remaining cost is referred to as the VOBA asset. We amortize these costs based on the ratio of actual gross profits in the period to the present value of current and future estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the VOBA asset to determine if an impairment exists. The Company also establishes reserves for GMDB and the life contingent portion of GMWB using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions that may not prove accurate, including those related to changes in the separate account fund returns, full or partial surrender rates, mortality, withdrawal benefit utilization, withdrawal rates, annuitization and hedging costs.
In addition, if our assumptions about policyholder behavior (e.g., full or partial surrenders, benefit utilization and annuitization) and costs related to mitigating risks, including hedging costs, prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of VOBA related to variable annuity contracts, and increase reserves for GMDB and life-contingent GMWB which would result in a charge to net income.
If our businesses do not perform well, we may be required to establish a valuation allowance against the deferred income tax asset.
Our income tax expense may include deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and carry-forwards for foreign tax credits, capital losses, and net operating losses. Deferred tax assets are assessed quarterly by management to determine if it is more likely than not that the deferred income tax assets will be realized. Factors in management's determination include the performance of the business, including the ability to generate, from a variety of sources and tax planning strategies, sufficient future taxable income and capital gains before net operating loss and capital loss carry-forwards expire. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on deferred tax assets, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
Strategic and Operational Risks
The Company may be unsuccessful in separating our operations from those of our former parent in a timely and cost effective manner, which could negatively impact the financial condition and results of operation of the Company, and there may be opportunity costs associated with our separation from our former parent.
The Talcott Resolution Sale Transaction involves risks, including difficulties associated with the separation of our operations, services and personnel from our former parent and the stand-up of the Company as an independent entity (the “Separation”). There can be no certainty that all risks associated with the Separation are known or that management will be able to mitigate all such risks. Difficulties associated with the Separation may include expanding our infrastructure to support our operations, the diversion of management’s attention from our business, the potential loss of key employees, operational disruptions, regulatory scrutiny, greater reliance on third-party service providers, and re-negotiation of service agreements, any of which could result in a material adverse effect to our financial condition, results of operations or cash flows.
In connection with the Talcott Resolution Sale Transaction, HLI has entered into a Transition Services Agreement (the “Transition Services Agreement”) with Hartford Fire Insurance Company (“HFIC”), a subsidiary of The Hartford, under which HFIC and its affiliates will provide certain services to HLI and its affiliates, including the Company. The services to be provided pursuant to the Transition Services Agreement include certain operational, information technology, compliance, communication and marketing, investment portfolio management, accounting and other services that HFIC will provide HLI for agreed-upon fees. If we are unsuccessful in expanding our infrastructure to the extent necessary to fully transition these services to the Company on a timely and cost efficient basis as part of our Separation, our results of operation and financial condition could be adversely impacted.
The Company has begun to make infrastructure investments in order to operate without the same access to The Hartford’s existing operational and administrative infrastructure; however, there can be no assurance that the Company will be able to establish and expand its operations and infrastructure to the desired extent or in the time or at the costs anticipated, or without disrupting our ongoing business operations in a material way. In addition, our business has benefited from The Hartford’s purchasing power when procuring goods and services. As a standalone company, the Company may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the Talcott Resolution Sale Transaction, which could decrease our overall profitability.
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
The Company may pursue one or more transactions or take other actions, which may include pursuing strategic acquisitions or divestitures or other strategic initiatives, any of which could subject the Company to a number of challenges, uncertainties and risks or negatively impact the Company’s business, financial condition, results of operations or liquidity.
We may pursue one or more transactions or take other actions, which may include pursuing strategic acquisitions or divestitures or other strategic transactions. Because these transactions involve a number of challenges, uncertainties and risks, we may not be able to consummate any such transaction or, if concluded, achieve some or all of the benefits that we expected to derive from it. Pursuit of these initiatives may also, among other things, divert management’s attention and resources, result in a loss of employees or clients, negatively affect policyholder behavior or result in potentially adverse capital, ratings or tax consequences. In addition, the completion of an acquisition may require use of our capital and may involve difficulty integrating acquired businesses into our existing operations. Moreover, completion of an acquisition, divestiture or other strategic initiative may require regulatory approvals or other third-party approvals, and such approvals may not be able to be obtained or may involve significant additional cost, time, regulatory capital commitments and other regulatory conditions and obligations. There can be no assurances that we will manage acquisitions and dispositions or other strategic initiatives successfully, that strategic opportunities will be available to us on acceptable terms or at all, or that we will be able to consummate desired transactions. Any such transactions may also be subject to additional significant execution risks, costs and delays. As a result of any of the foregoing, our business, financial condition, results of operations and liquidity could be negatively impacted.
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
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry that could adversely affect our financial condition and results of operations. The Dodd-Frank Act requires central clearing of certain derivatives transactions and greater margin requirements for those transactions, which increases the costs of our hedging program. In addition, the proprietary trading and market making limitation of the Volcker Rule could adversely affect the pricing and liquidity of our investment securities and limitations of banking entity involvement in and ownership of certain asset-backed securities transactions could adversely affect the market for insurance-linked securities, including catastrophe bonds. It is unclear whether and to what extent Congress will make changes to the Dodd-Frank Act, and how those changes might impact us or our business, financial conditions, results of operations and liquidity.
We are subject to extensive laws and regulations that are complex, subject to change and often conflicting in their approach or intended outcomes. Compliance with these laws and regulations can increase cost.
The Company and its insurance subsidiaries are regulated by the insurance departments of the states in which we are domiciled, licensed or authorized to conduct business. State regulations generally seek to protect the interests of policyholders rather than an insurer or the insurer’s shareholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorizing lines of business, approving policy forms and premium rates, setting statutory capital and reserve requirements and limiting the types and amounts of certain investments. State insurance departments also set constraints on domestic insurer transactions with affiliates and dividends and, in many cases, must approve affiliate transactions and extraordinary dividends as well as strategic transactions such as acquisitions and divestitures.
In addition, future regulatory initiatives could be adopted at the federal or state level that could impact the profitability of our businesses. For example, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC continues to enhance the U.S. system of insurance solvency regulation, with a particular focus on group supervision, risk-based capital, accounting and financial reporting, enterprise risk management and reinsurance. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. In addition, the Federal Reserve Board and the International Association of Insurance Supervisors ("IAIS") each have initiatives underway to develop insurance group capital standards. While the Company would not currently be subject to either of these capital standard regimes, it is possible that in the future, standards similar to what is being contemplated by the Federal Reserve Board or the IAIS could apply to the Company. The NAIC is in the process of developing a U.S. group capital calculation that will employ a methodology based on aggregated risk-based capital.
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
The Company is involved in claims litigation arising in the ordinary course of business and is also involved in legal actions outside of the ordinary course, some of which assert claims for substantial amounts. Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards, developments in the law relating to tort liability or the liability of insurers, and rulings concerning the scope of insurance coverage or the amount or types of damages covered by insurance.  Legislative developments, like changes in federal or state laws relating to the liability of policyholders or insurers, could have a similar effect. It is impossible to forecast such changes reliably, much less to predict how they might affect our reserves. Thus, significant judicial or legislative developments could adversely affect the Company’s business, financial condition, results of operations and liquidity.

Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws and tax rates or regulations could have a material adverse effect on our profitability and financial condition. For example, the recent reduction in tax rates due to the Tax Cuts and Jobs Act reduced our deferred tax assets resulting in a charge against earnings. A reduction in tax rates or change in laws could adversely affect the Company’s value of deferred tax assets..
In the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate provisions of current tax law that are beneficial to the Company, including the dividends received deduction, tax credits, and insurance reserve deductions, or could impose new taxes.
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
As an SEC registrant, we are currently required to prepare our financial statements in accordance with U.S. GAAP, as promulgated by the Financial Accounting Standards Board ("FASB"). Accordingly, we are required to adopt new guidance or interpretations which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 1 of the Condensed Consolidated Financial Statements.
The FASB is working on several projects that could result in significant changes in GAAP, including how we account for our long-duration insurance contracts.  In particular, liabilities for life-contingent fixed annuities would be discounted using current upper-medium-grade fixed-income instrument yields, likely resulting in greater volatility in other comprehensive income. As a result, the adoption of these future accounting standards relating to insurance contracts could have a material adverse effect on our financial condition, including equity.
Item 2. PROPERTIES
The Company's principal executive offices are located in Windsor, Connecticut. In connection with the sale of Talcott Resolution Life, Inc., a Delaware corporation ("TLI") and the Company, the Company sold its Windsor, Connecticut facility to The Hartford Financial Services Group, Inc. and leases approximately 65,000 square feet of office space. The Company believes its properties and facilities are suitable and adequate for current operations. For further discussion of this transaction, see Note 1 Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Item 6. EXHIBITS

See Exhibits Index on page	102

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018
EXHIBITS INDEX

Exhibit No.

3.01
Restated Certificate of Incorporation of Talcott Resolution Life Insurance Company (the “Company”), effective April 2, 1982, as amended by Amendment No. 1, effective August 3, 1984, as amended by Amendment No. 2 effective December 31, 1996, as amended by Amendment No. 3, effective July 25, 2000, as amended by Amendment No. 4, effective June 1, 2018.**

3.02	Amended and Restated By-Laws of Talcott Resolution Life Insurance Company, effective June 1, 2018.
10.01	Annuity Reinsurance Agreement between Hartford Life Insurance Company (the “Company”) and Commonwealth Annuity and Life Insurance Company (the “Reinsurer”) dated as of June 1, 2018.**^
10.02	Annuity Reinsurance Agreement between Hartford Life and Annuity Insurance Company (the “Company”) and Commonwealth Annuity and Life Insurance Company (the “Reinsurer”) dated as of June 1, 2018.**^
10.03	Transition Services Agreement by and between Hartford Fire Insurance Company and Hartford Life, Inc. dated as of May 31, 2018.**^
12.01	Computation of Ratio of Earnings to Fixed Charges **

31.01	Certification of Peter F. Sannizzaro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.02	Certification of Robert R. Siracusa pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.01	Certification of Peter F. Sannizzaro pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	Certification of Robert R. Siracusa pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
**Filed with the Securities and Exchange Commission as an Exhibit to this report.
^ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
TALCOTT RESOLUTION LIFE INSURANCE COMPANY

/s/ Michael Hazel
Michael R. Hazel Vice President and Controller (Principal Financial Officer and duly authorized signatory)
August 14, 2018