Form 10-Q
period 2018-09-30
TALCOTT RESOLUTION LIFE INSURANCE CO
filed 2018-11-05
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

•       whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of November 5, 2018, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Item	Description	Page
	Part I. FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Statements of Operations — For the Three Months Ended September 30, 2018 (Successor Company), the Period of June 1, 2018 to September 30, 2018 (Successor Company), For the Three Months Ended September 30, 2017 (Predecessor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Nine Months Ended September 30, 2017 (Predecessor Company)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) — For the Three Months Ended September 30, 2018 (Successor Company), the Period of June 1, 2018 to September 30, 2018 (Successor Company), For the Three Months Ended September 30, 2017 (Predecessor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Nine Months Ended September 30, 2017 (Predecessor Company)	6
	Condensed Consolidated Balance Sheets — As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company)	7
	Condensed Consolidated Statements of Changes in Stockholder's Equity — For the Period of June 1, 2018 to September 30, 2018 (Successor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Nine Months Ended September 30, 2017 (Predecessor Company)	8
	Condensed Consolidated Statements of Cash Flows — For the Period of June 1, 2018 to September 30, 2018 (Successor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Nine Months Ended September 30, 2017 (Predecessor Company)	9
	Notes to Condensed Consolidated Financial Statements	10
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
3.	Quantitative and Qualitative Disclosures About Market Risk	94
4.	Controls and Procedures	94
	Part II. OTHER INFORMATION
1.	Legal Proceedings	95
1A.	Risk Factors	95
2.	Unregistered Sales of Equity Securities and Use of Proceeds	[a]
2.	Properties	95
6.	Exhibits	95
	Exhibit Index	96
	Signature	97

[a]	Not applicable

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

Part I. FINANCIAL INFORMATION
Item 1.Financial Statements
TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor Company		Predecessor Company
(In millions)	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Revenues
Fee income and other	$212	$284	$215	$381	$661
Earned premiums	12	18	27	42	97
Net investment income	216	281	324	520	958
Net realized capital losses	(136)	(132)	(33)	(107)	(61)
Amortization of deferred reinsurance gain	13	22	—	—	—
Total revenues	317	473	533	836	1,655
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	176	221	352	534	1,024
Amortization of deferred policy acquisition costs ("DAC") and present value of future profits ("VOBA")	(16)	(9)	7	16	25
Insurance operating costs and other expenses	101	134	103	183	304
Other intangible asset amortization	2	2	—	—	—
Dividends to policyholders	—	—	—	2	—
Total benefits, losses and expenses	263	348	462	735	1,353
Income before income taxes	54	125	71	101	302
Income tax expense (benefit)	(13)	1	(12)	7	32
Net income	$67	$124	$83	$94	$270
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Successor Company		Predecessor Company
(In millions)	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Net income	$67	$124	$83	$94	$270
Other comprehensive income (loss):
Changes in net unrealized gain/(loss) on securities	(49)	(124)	32	(430)	238
Changes in net gain on cash-flow hedging instruments	—	—	(7)	(18)	(16)
Changes in foreign currency translation adjustments	—	2	—	1	—
OCI, net of tax	(49)	(122)	25	(447)	222
Comprehensive income (loss)	$18	$2	$108	$(353)	$492
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	Successor Company	Predecessor Company
(In millions, except for share data)	As of September 30, 2018	As of December 31, 2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: September 30, 2018 Successor Company - $14,200; December 31, 2017 Predecessor Company - $20,914)	$14,072	$22,799
Fixed maturities, at fair value using the fair value option	14	32
Equity securities, at fair value	109	—
Equity securities, available-for-sale, at fair value (cost: December 31, 2017 Predecessor Company - $140)	—	154
Mortgage loans (net of valuation allowances: September 30, 2018 Successor Company - $6; December 31, 2017 Predecessor Company - $0)	2,099	2,872
Policy loans, at outstanding balance	1,426	1,432
Limited partnerships and other alternative investments	877	1,001
Other investments	174	213
Short-term investments	1,159	1,094
Total investments	19,930	29,597
Cash	199	537
Premiums receivable and agents’ balances	16	15
Reinsurance recoverables	29,819	20,785
Deferred policy acquisition costs and present value of future profits	818	405
Deferred income taxes, net	1,013	556
Other intangible assets	53	—
Other assets	426	1,003
Separate account assets	106,829	115,834
Total assets	$159,103	$168,732
Liabilities
Reserve for future policy benefits	$18,292	$14,482
Other policyholder funds and benefits payable	28,963	29,228
Other liabilities	3,250	2,508
Separate account liabilities	106,829	115,834
Total liabilities	157,334	162,052
Commitments and Contingencies (Note 10)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	1,761	3,539
Accumulated other comprehensive income (loss), net of tax	(122)	1,023
Retained earnings	124	2,112
Total stockholder's equity	1,769	6,680
Total liabilities and stockholder's equity	$159,103	$168,732
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	Successor Company	Predecessor Company
(In millions)	June 1, 2018 to September 30, 2018	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Common Stock	$6	$6	$6
Additional Paid-in Capital
Additional Paid-in Capital, beginning of period	1,761	3,539	4,935
Capital contributions to parent	—	(517)	(598)
Additional Paid-in Capital, end of period	1,761	3,022	4,337
Retained Earnings
Retained Earnings, beginning of period	—	2,112	2,158
Cumulative effect of accounting changes, net of tax	—	(182)	—
Adjusted balance, beginning of period	—	1,930	2,158
Net income	124	94	270
Retained Earnings, end of period	124	2,024	2,428
Accumulated Other Comprehensive Income (loss), net of tax
Accumulated Other Comprehensive Income, net of tax, beginning of period	—	1,023	722
Cumulative effect of accounting changes, net of tax	—	182	—
Adjusted balance, beginning of period	—	1,205	722
Total other comprehensive income (loss)	(122)	(447)	222
Accumulated Other Comprehensive Income, net of tax, end of period	(122)	758	944
Total Stockholder's Equity	$1,769	$5,810	$7,715
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor Company	Predecessor Company
(In millions)	June 1, 2018 to September 30, 2018	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Operating Activities
Net income	$124	$94	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	132	107	61
Amortization of deferred reinsurance gain	22	—	—
Amortization of DAC and VOBA	(9)	16	25
Additions to DAC	—	(1)	(2)
Depreciation and (accretion) amortization, net	21	(1)	27
Other operating activities, net	9	131	132
Change in assets and liabilities:
(Increase) decrease in reinsurance recoverables	(1,309)	(2)	75
(Increase) decrease in accrued and deferred income taxes	(15)	274	(36)
Increase (decrease) in reserve for future policy benefits and unearned premiums	(259)	45	141
Net changes in other assets and other liabilities	148	(60)	(81)
Net cash provided by (used for) operating activities	(1,136)	603	612
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,592	4,397	7,619
Fixed maturities, fair value option	13	5	46
Equity securities, at fair value	58	49	—
Equity securities, available-for-sale	—	—	178
Mortgage loans	48	116	314
Partnerships	42	188	81
Payments for the purchase of:
Fixed maturities, available-for-sale	(1,338)	(2,447)	(7,106)
Equity securities, at fair value	(3)	(25)	—
Equity securities, available-for-sale	—	—	(182)
Mortgage loans	(268)	(86)	(389)
Repurchase agreements program	(17)	—	—
Partnerships	(47)	(80)	(163)
Net payments for derivatives	(116)	(200)	(98)
Net increase (decrease) in policy loans	33	(26)	27
Net sales of (additions to) property and equipment	—	44	(15)
Net proceeds from (payments for) short-term investments	1,446	(1,494)	(59)
Other investing activities, net	(9)	22	13
Net cash provided by investing activities	1,434	463	266
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,283	1,782	3,586
Withdrawals and other deductions from investment and universal life-type contracts	(6,807)	(9,206)	(10,580)
Net transfers from separate accounts related to investment and universal life-type contracts	5,178	6,999	6,080
Net increase (decrease) in securities loaned or sold under agreements to repurchase	—	(406)	331
Return of capital to parent	—	(517)	(598)
Net repayments at maturity or settlement of consumer notes	—	(8)	(12)
Net cash used for financing activities	(346)	(1,356)	(1,193)
Net decrease in cash	(48)	(290)	(315)
Cash — beginning of period	247	537	554
Cash — end of period	$199	$247	$239
Supplemental Disclosure of Cash Flow Information:
Income tax received	$—	$271	$24
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
On May 31, 2018 the Company's indirect parent, Hartford Holding, Inc. ("HHI") completed the sale of the Company's parent to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group ("Global Atlantic"), Pine Brook and J. Safra Group. Although Talcott Resolution Life Insurance Company is no longer affiliated with The Hartford Financial Services Group, Inc. ("The Hartford") or any of its subsidiaries, The Hartford retained a 9.7 percent ownership interest in HHLP. On June 1, 2018, TL executed reinsurance agreements to reinsure certain fixed immediate and deferred annuity contracts, variable payout separate account annuity contracts, standard mortality structured settlements, and period certain structured settlement annuity contracts to Commonwealth Annuity and Life Insurance Company ("Commonwealth"), a subsidiary of Global Atlantic which is a member of the acquiring investment group. TL reinsured an 85% quota share, except 75% for standard mortality structured settlements, in exchange for a $357 ceding commission that was fixed based on reinsuring approximately $9.3 billion of reserves as of December 31, 2016, plus annuitizations through closing and annuitizations from market value adjusted annuities post-close. The reinsurance agreement was executed after the Talcott Acquisition Date and as such, the accounting for the agreement was recorded after the TL balance sheet was adjusted to fair value in purchase and pushdown accounting. A deferred gain of approximately $1 billion was recorded in Other liabilities on the Condensed Consolidated Balance Sheet related to this reinsurance agreement and will be amortized over the life of the underlying policies reinsured.
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
HHLP’s May 31, 2018 acquisition of TLI was accounted for by HHLP using business combination accounting. Under this method, the purchase price paid by the investor group was assigned to the identifiable assets acquired and liabilities assumed as of the acquisition date based on their fair value. HHLP elected to apply "pushdown" accounting by applying the guidance permitted under Accounting Standards Codification (“ASC”) Topic 805 Business Combinations. By the application of pushdown accounting, the Company’s assets, liabilities and equity were accordingly adjusted to fair value on May 31, 2018 which generated both intangible assets and Value of Business Acquired (“VOBA”). Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. While we do not anticipate material changes to the initial valuation of assets and liabilities in purchase and pushdown accounting, new information related to acquisition date valuations may give rise to a measurement period adjustment. The measurement period is not to exceed one year from the acquisition date and as of September 30, 2018 no changes have been made to the initial valuation of assets and liabilities determined as part of the purchase and pushdown accounting. Due to the application of pushdown accounting, TL’s financial statements and footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting. The periods prior to June 1, 2018 are identified herein as “Predecessor,” while the periods subsequent to HHLP’s acquisition of TLI is identified as “Successor.” As a result of the change in the basis of accounting from historical GAAP to reflect HHLP’s purchase cost, the financial statements for the Predecessor period are not comparable to the Successor periods. Operating results for the period of June 1, 2018 to September 30, 2018 (Successor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018 (Successor Company).
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report (Predecessor Company). Other than the accounting matters resulting from

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

the application of pushdown accounting in connection with ASC Topic 805, the Company did not make significant changes to accounting policies during the three and nine months ended September 30, 2018.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
In February 2018, the Financial Accounting Standards Board ("FASB") issued new accounting guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under U.S. GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances as a charge to income tax expense within net income, including the change in deferred tax balances related to components of AOCI. The new accounting guidance permits the Company to reclassify the “stranded” tax effects out of AOCI and into retained earnings that resulted from recording the tax effects of unrealized investment gains at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. On January 1, 2018, the Company (Predecessor company) adopted the new guidance and recorded a reclassification of $193 which increased AOCI and reduced retained earnings.
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
Revenue from customers for other than insurance and investment contracts was $24 for the three months ended September 30, 2018 (Successor Company), $32 for the period June 1, 2018 to September 30, 2018 (Successor Company), $40 for the period January 1, 2018 to May 31, 2018 (Predecessor Company) and $14 and $43 for the three and nine months ended September 30, 2017 (Predecessor Company), respectively. The Company earns revenues from these contracts primarily for administrative and distribution services fees from offering certain fund families as investment options in its variable annuity products. Fees are primarily based on the average daily net asset values of the funds and are recorded in the period in which the services are provided and collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of the funds, and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.
Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued updated guidance for the recognition and measurement of financial instruments.  The guidance revises the credit loss recognition criteria for certain financial assets and off-balance sheet exposures, including reinsurance recoverables.  The Accounting Standards Update ("ASU") provides a new expected credit loss model where the reporting entity recognizes its estimate of lifetime expected credit losses for affected financial assets in a valuation allowance resulting in presentation of a net carrying value in the amount expected to be collected.  The Company expects to adopt the updated guidance January 1, 2020, as required, although earlier adoption is permitted beginning January 1, 2019.  The Company is currently assessing the impact of the ASU on the Company’s consolidated financial statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Targeted Improvements to the Accounting for Long Duration Contracts
The FASB issued ASU 2018-12 on August 15, 2018 which impacts the existing recognition, measurement, presentation, and disclosure requirements for long duration contracts issued by an insurance company.  The guidance is intended to improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows.  Further, the guidance seeks to improve the accounting for certain market-based options or guarantees associated with account balance contracts and improve the effectiveness of the required disclosures.  This ASU is effective January 1, 2021 with early adoption permitted. The Company has not yet determined the timing of its adoption and is currently assessing the impact of ASU 2018-12 on its financial statements.
Changes to the Disclosure Requirements for Fair Value Measurement
On August 28, 2018 the FASB issued ASU 2018-13 which removes, modifies and adds certain disclosure requirements related to fair value measurements in ASC 820, Fair Value Measurements. This guidance is effective January 1, 2020 with early adoption permitted. The Company has not yet determined the timing of its adoption and is currently assessing the impact of ASU 2018-13 on its financial statements.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Successor Company
Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$558	$—	$540	$18
Collateralized debt obligations ("CDOs")	769	—	610	159
Commercial mortgage-backed securities ("CMBS")	1,398	—	1,395	3
Corporate	7,910	—	7,553	357
Foreign government/government agencies	371	—	371	—
Bonds of municipalities and political subdivisions ("municipal bonds")	723	—	711	12
Residential mortgage-backed securities ("RMBS")	1,030	—	559	471
U.S. Treasuries	1,313	101	1,212	—
Total fixed maturities	14,072	101	12,951	1,020
Fixed maturities, FVO	14	—	14	—
Equity securities, at fair value	109	47	19	43
Derivative assets
Credit derivatives	3	—	3	—
Interest rate derivatives	(2)	—	(2)	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	28	—	5	23
Macro hedge program	47	—	—	47
Total derivative assets [2]	76	—	6	70
Short-term investments	1,159	469	690	—
Reinsurance recoverable for GMWB	17	—	—	17
Modified coinsurance reinsurance contracts	10	—	10	—
Separate account assets [3]	103,673	68,704	34,912	57
Total assets accounted for at fair value on a recurring basis	$119,130	$69,321	$48,602	$1,207
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$12	$—	$—	$12
Total other policyholder funds and benefits payable	12	—	—	12
Derivative liabilities
Credit derivatives	2	—	2	—
Foreign exchange derivatives	(190)	—	(190)	—
Interest rate derivatives	(290)	—	(264)	(26)
GMWB hedging instruments	(12)	—	8	(20)
Macro hedge program	(85)	—	—	(85)
Total derivative liabilities [4]	(575)	—	(444)	(131)
Total liabilities accounted for at fair value on a recurring basis	$(563)	$—	$(444)	$(119)

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

[3]
Approximately $2.7 billion and $2.5 billion of investment sales receivable, as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $0.5 billion and $0.9 billion of investments, as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
As of September 30, 2018 (Successor Company)
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$3	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	240bps	Decrease
Corporate [4]	$157	Discounted cash flows	Spread	100bps	781bps	304bps	Decrease
Municipal	$4	Discounted cash flows	Spread	160bps	160bps	160bps	Decrease
RMBS	$471	Discounted cash flows	Spread	7bps	382bps	73bps	Decrease
			Constant prepayment rate	—%	13%	6%	Decrease [5]
			Constant default rate	2%	8%	3%	Decrease
			Loss severity	—%	100%	58%	Decrease
As of December 31, 2017 (Predecessor Company)
CMBS [3]	$15	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	457bps	Decrease
Corporate [4]	$190	Discounted cash flows	Spread	103bps	1,000bps	355bps	Decrease
Municipal	$22	Discounted cash flows	Spread	192bps	250bps	228bps	Decrease
RMBS [3]	$692	Discounted cash flows	Spread	24bps	463bps	77bps	Decrease
			Constant prepayment rate	—%	25%	6%	Decrease [5]
			Constant default rate	—%	7%	4%	Decrease
			Loss severity	—%	100%	65%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
As of September 30, 2018 (Successor Company)
Interest rate derivatives
Interest rate swaps	$(26)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(27)	Option model	Equity volatility	18%	18%	Increase
Equity options	$(2)	Option model	Equity volatility	30%	32%	Increase
Customized swaps	$32	Discounted cash flows	Equity volatility	8%	30%	Increase
Macro hedge program [2]
Equity options	$(36)	Option model	Equity volatility	18%	29%	Increase
As of December 31, 2017 (Predecessor Company)
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	2%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(26)	Option model	Equity volatility	19%	19%	Increase
Equity options	$1	Option model	Equity volatility	27%	30%	Increase
Customized swaps	$59	Discounted cash flows	Equity volatility	7%	30%	Increase
Macro hedge program [2]
Equity options	$29	Option model	Equity volatility	18%	31%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations.
The tables above exclude the portion of ABS, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three months ended September 30, 2018 (Successor Company) and the periods of June 1, 2018 to September 30, 2018 (Successor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company), no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. For the three months ended September 30, 2018 (Successor Company) the amount of transfers from Level 1 to Level 2 was $13, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. The amount of transfers from Level 1 to Level 2 was $71 and $283, for the period of June 1, 2018 to September 30, 2018 (Successor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company), respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the three months ended September 30, 2018 (Successor Company) and the periods of June 1, 2018 to September 30, 2018 (Successor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company), there were no transfers from Level 2 to Level 1. The amount of transfers from Level 1 to Level 2 was $163 and $657, for the three and nine months ended September 30, 2017 (Predecessor Company), respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the three and nine months ended September 30, 2017 (Predecessor Company), there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the transfers into and out of Level 3.

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
The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions should we implement further initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated at least annually as part of the Company’s annual fourth-quarter comprehensive study to refine its estimate of future gross profits. In addition, the Company recognizes non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Credit Standing Adjustment
The credit standing adjustment is an estimate of the adjustment to the fair value that market participants would require in determining fair value to reflect the risk that GMWB benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of estimates of Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability.
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

• Market implied equity volatility assumptions
• Credit standing adjustment assumptions

Assumptions about policyholder behavior, including:
• Withdrawal utilization
• Withdrawal rates
• Lapse rates
• Reset elections

Significant Unobservable Inputs for Level 3 GMWB Embedded Customized and Reinsurance Derivatives
As of September 30, 2018 (Successor Company)
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Liability [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	30%	75%	Increase
Equity Volatility [6]	8%	30%	Increase
Credit Standing Adjustment [7]	0.04%	0.27%	Decrease
As of December 31, 2017 (Predecessor Company)
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Liability [1]
Withdrawal Utilization [2]	15%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	40%	Decrease
Reset Elections [5]	30%	75%	Increase
Equity Volatility [6]	7%	30%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

[7]	Range represents Company credit spreads, adjusted for market recoverability.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 50% and 51% were subject to significant liquidation restrictions as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively. Total limited partnerships that do not allow any form of redemption were 0% and 21% as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively. Separate account assets classified as Level 3 primarily include subprime RMBS and commercial mortgage loans.
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
The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2018 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total realized/unrealized gains (losses)
	Fair Value as of June 30, 2018	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of September 30, 2018
Assets
Fixed Maturities, AFS
ABS	$20	$—	$—	$12	$(1)	$—	$1	$(14)	$18
CDOs	95	—	—	95	(3)	—	—	(28)	159
CMBS	7	—	—	—	(1)	—	—	(3)	3
Corporate	396	—	(1)	14	(1)	(20)	—	(31)	357
Municipal	12	—	—	—	—	—	—	—	12
RMBS	534	—	—	—	(28)	(13)	—	(22)	471
Total Fixed Maturities, AFS	1,064	—	(1)	121	(34)	(33)	1	(98)	1,020
Equity Securities, at fair value	43	—	—	1	—	(1)	—	—	43
Freestanding Derivatives
Interest rate	(27)	1	—	—	—	—	—	—	(26)
GMWB hedging instruments	17	(14)	—	—	—	—	—	—	3
Macro hedge program	3	(82)	—	41	—	—	—	—	(38)
Total Freestanding Derivatives [5]	(7)	(95)	—	41	—	—	—	—	(61)
Reinsurance Recoverable for GMWB	22	(9)	—	—	4	—	—	—	17
Separate Accounts	74	—	—	16	—	(2)	6	(37)	57
Total Assets	$1,196	$(104)	$(1)	$179	$(30)	$(36)	$7	$(135)	$1,076
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(18)	$45	$—	$—	$(15)	$—	$—	$—	$12
Total Other Policyholder Funds and Benefits Payable	(18)	45	—	—	(15)	—	—	—	12
Total Liabilities	$(18)	$45	$—	$—	$(15)	$—	$—	$—	$12

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the the period of June 1, 2018 to September 30, 2018 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total Realized/Unrealized Gains (Losses)
	Fair value as of June 1, 2018	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of September 30, 2018
Assets
Fixed Maturities, AFS
ABS	$12	$—	$—	$20	$(1)	$—	$1	$(14)	$18
CDOs	65	—	—	125	(3)	—	—	(28)	159
CMBS	17	—	—	3	(1)	—	—	(16)	3
Corporate	451	—	(1)	14	(1)	(25)	—	(81)	357
Municipal	24	—	—	—	—	(12)	—	—	12
RMBS	617	—	—	21	(40)	(105)	—	(22)	471
Total Fixed Maturities, AFS	1,186	—	(1)	183	(46)	(142)	1	(161)	1,020
Equity Securities, at fair value	42	—	1	1	—	(1)	—	—	43
Freestanding Derivatives
Interest rate	(27)	1	—	—	—	—	—	—	(26)
GMWB hedging instruments	17	(14)	—	—	—	—	—	—	3
Macro hedge program	(5)	(70)	—	41	(4)	—	—	—	(38)
Total Freestanding Derivatives [5]	(15)	(83)	—	41	(4)	—	—	—	(61)
Reinsurance Recoverable for GMWB	22	(10)	—	—	5	—	—	—	17
Separate Accounts	55	—	—	36	—	(1)	6	(39)	57
Total Assets	$1,290	$(93)	$—	$261	$(45)	$(144)	$7	$(200)	$1,076
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$(21)	$53	$—	$—	$(20)	$—	$—	$—	$12
Total Other Policyholder Funds and Benefits Payable	(21)	53	—	—	(20)	—	—	—	12
Total Liabilities	$(21)	$53	$—	$—	$(20)	$—	$—	$—	$12

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2017 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2017 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Successor Company		Predecessor Company
	For the three months ended September 30, 2018 [1] [2]	June 1, 2018 to September 30, 2018 [1] [2]	For the three months ended September 30, 2017 [1] [2]	January 1, 2018 to May 31, 2018 [1] [2]	For the nine months ended September 30, 2017 [1] [2]
Assets
Fixed Maturities, AFS
Corporate	$—	$—	$(1)	$2	$(13)
Total Fixed Maturities, AFS	—	—	(1)	2	(13)
Freestanding Derivatives
Interest Rate	1	1	—	(5)	—
GMWB hedging instruments	(14)	(14)	(16)	(17)	(57)
Macro hedge program	(82)	(77)	14	(26)	8
Total Freestanding Derivatives	(95)	(90)	(2)	(48)	(49)
Reinsurance Recoverable for GMWB	(9)	(10)	(9)	(19)	(33)
Separate Accounts	—	—	—	—	1
Total Assets	$(104)	$(100)	$(12)	$(65)	$(94)
(Liabilities)
Other Policyholder Funds and Benefits Payable
Guaranteed Withdrawal Benefits	$45	$53	$58	$82	$197
Equity Linked Notes	—	—	—	—	(4)
Total Other Policyholder Funds and Benefits Payable	45	53	58	82	193
Total Liabilities	$45	$53	$58	$82	$193

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
As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the fair value of assets and liabilities using the fair value option was $14 and $32, respectively, within the residential real estate sector.
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
For the three months ended September 30, 2018 (Successor Company), the period of June 1, 2018 to September 30, 2018 (Successor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company) there were no realized capital gains (losses) related to the fair value of assets using the fair value option. For the three and nine months ended September 30, 2017 (Predecessor Company) the income earned from FVO securities and the changes recorded in net realized capital gains (losses) were $0 and $2, respectively, related to equity securities. The Company did not hold any of these equity securities as of September 30, 2018 (Successor Company).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Financial Assets and Liabilities Not Carried at Fair Value
		Successor Company		Predecessor Company
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		September 30, 2018		December 31, 2017
Assets
Policy loans	Level 3	$1,426	$1,426	$1,432	$1,432
Mortgage loans	Level 3	$2,099	$2,081	$2,872	$2,941
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,277	$5,971	$5,905	$6,095
Consumer notes [2] [3]	Level 3	$—	$—	$8	$8
Assumed investment contracts [3]	Level 3	$355	$355	$342	$361

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Condensed Consolidated Balance Sheets.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Realized Capital Gains (Losses)
	Successor Company		Predecessor Company
(Before tax)	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Gross gains on sales	$6	$7	$28	$49	$141
Gross losses on sales	(8)	(9)	(7)	(112)	(47)
Equity securities [1]	(1)	1	—	2	—
Net OTTI losses recognized in earnings	—	—	(1)	—	(14)
Valuation allowances on mortgage loans	(6)	(6)	—	—	2
Results of variable annuity hedge program
GMWB derivatives, net	1	8	15	12	53
Macro hedge program	(121)	(121)	(65)	(36)	(189)
Total results of variable annuity hedge program	(120)	(113)	(50)	(24)	(136)
Transactional foreign currency revaluation	9	16	3	(6)	(11)
Non-qualifying foreign currency derivatives	(12)	(20)	(4)	7	4
Other, net [2]	(4)	(8)	(2)	(23)	—
Net realized capital gains (losses)	$(136)	$(132)	$(33)	$(107)	$(61)

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities, include all changes in fair value and trading gains and losses for equity securities at fair value.

[2]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $(4) for the three months ended September 30, 2018 (Successor Company), $(5) for the period of June 1, 2018 to September 30, 2018 (Successor Company) and $(10) for the period of January 1, 2018 to May 31, 2018 (Predecessor Company). Includes losses on non-qualifying derivatives, excluding foreign currency derivatives, of $(4) and $(7) for the three and nine months ended September 30, 2017 (Predecessor Company), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. For the three months ended September 30, 2018 (Successor Company) and for the the period of June 1, 2018 to September 30, 2018 (Successor Company), before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $(1) and $(1), respectively. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses were $(2) for the period January 1, 2018 to May 31, 2018 (Predecessor Company). Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $20 and $81 for the three and nine months ended September 30, 2017 (Predecessor Company), respectively. For the three months ended September 30, 2018 (Successor Company) and for the period of June 1, 2018 to September 30, 2018 (Successor Company), proceeds from sales of AFS securities totaled $1.1 billion and $1.2 billion, respectively. Proceeds from sales of AFS securities totaled $3.5 billion for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $1.4 billion and $5.9 billion for the three and nine months ended September 30, 2017 (Predecessor Company), respectively. Effective January 1, 2018, with adoption of the new accounting standards for equity securities, the proceeds from sales of AFS securities no longer includes equity securities.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of September 30, 2018, was $1, $2 and $(3) for the three months ended September 30, 2018 (Successor Company), the period of June 1, 2018 to September 30, 2018 (Successor Company), and the period of January 1, 2018 to May 31, 2018 (Predecessor Company), respectively. Prior to January 1, 2018, changes in net unrealized gains (losses) were included in AOCI.
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

Impairments in Earnings by Type
	Successor Company		Predecessor Company
	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Credit impairments	$—	$—	$1	$—	$14
Intent-to-sell impairments	—	—	—	—	—
Total impairments	$—	$—	$1	$—	$14

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Cumulative Credit Impairments
	Successor Company		Predecessor Company
(Before tax)	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Balance as of beginning of period	$—	$—	$(142)	$(88)	$(170)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—	—	—	(1)
Securities previously impaired	—	—	(1)	—	(13)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	—	2	17	35
Securities due to an increase in expected cash flows	—	—	5	1	13
Balance as of end of period	$—	$—	$(136)	$(70)	$(136)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	Successor Company					Predecessor Company
	September 30, 2018					December 31, 2017
	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]
ABS	$558	$1	$(1)	$558	$—	$821	$9	$(11)	$819	$—
CLOs	768	2	(1)	769	—	886	2	—	888	—
CMBS	1,411	5	(15)	1,398	—	2,061	45	(22)	2,084	(1)
Corporate	7,968	18	(110)	7,910	—	12,587	1,483	(32)	14,038	—
Foreign govt./govt. agencies	373	3	(3)	371	—	379	30	(2)	407	—
Municipal	736	1	(15)	723	—	1,125	142	(1)	1,266	—
RMBS	1,033	1	(4)	1,030	—	1,388	41	(2)	1,427	—
U.S. Treasuries	1,353	—	(40)	1,313	—	1,667	206	(3)	1,870	—
Total fixed maturities, AFS	14,200	31	(189)	14,072	—	20,914	1,958	(73)	22,799	(1)
Equity securities, AFS [3]						140	14	—	154	—
Total AFS securities	$14,200	$31	$(189)	$14,072	$—	$21,054	$1,972	$(73)	$22,953	$(1)

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

[2]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company).

[3]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of September 30, 2018.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Fixed maturities, AFS, by Contractual Maturity Year
	Successor Company		Predecessor Company
	September 30, 2018		December 31, 2017
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$564	$564	$844	$850
Over one year through five years	1,580	1,577	3,498	3,580
Over five years through ten years	1,879	1,863	3,178	3,321
Over ten years	6,407	6,313	8,238	9,830
Subtotal	10,430	10,317	15,758	17,581
Mortgage-backed and asset-backed securities	3,770	3,755	5,156	5,218
Total fixed maturities, AFS	$14,200	$14,072	$20,914	$22,799

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
The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder's equity, other than the U.S. government and certain U.S. government agencies as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company). For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Consolidated Financial Statements in the Company’s 2017 Form 10-K Annual Report (Predecessor Company).
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of September 30, 2018
Successor Company
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost [1]	Fair Value	Unrealized Losses	Amortized Cost [1]	Fair Value	Unrealized Losses	Amortized Cost [1]	Fair Value	Unrealized Losses
ABS	$273	$272	$(1)	$—	$—	$—	$273	$272	$(1)
CDOs	509	508	(1)	—	—	—	509	508	(1)
CMBS	1,180	1,162	(15)	—	—	—	1,180	1,162	(15)
Corporate	6,646	6,570	(110)	—	—	—	6,646	6,570	(110)
Foreign govt./govt. agencies	111	107	(3)	—	—	—	111	107	(3)
Municipal	655	641	(15)	—	—	—	655	641	(15)
RMBS	619	615	(4)	—	—	—	619	615	(4)
U.S. Treasuries	1,302	1,262	(40)	—	—	—	1,302	1,262	(40)
Total fixed maturities, AFS in an unrealized loss position	$11,295	$11,137	$(189)	$—	$—	$—	$11,295	$11,137	$(189)

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

[2]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of September 30, 2018.

As of September 30, 2018 (Successor Company), AFS securities in an unrealized loss position consisted of 2,328 securities, primarily in the corporate sector, which were depressed due to an increase in interest rates since the application of pushdown accounting in connection with the May 31, 2018 sale by HHI. As of September 30, 2018 (Successor Company), 100% of these securities were depressed less than 20% of amortized cost.
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
As of September 30, 2018 (Successor Company), mortgage loans had an amortized cost and carrying value of $2.1 billion, with a valuation allowance of $6. As of December 31, 2017 (Predecessor Company), mortgage loans had an amortized cost and carrying value of $2.9 billion, with no valuation allowance. Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2018 the carrying value of mortgage loans that had a valuation allowance was $14. There were no mortgage loans held-for-sale as of September 30, 2018 (Successor Company) or December 31, 2017 (Predecessor Company). As of September 30, 2018 (Successor Company), the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Valuation Allowance Activity
	Successor Company	Predecessor Company
	June 1, 2018 to September 30, 2018	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Beginning Balance	$—	$—	$(19)
Reversals/(Additions)	(6)	—	(1)
Deductions	—	—	19
Ending Balance	$(6)	$—	$(1)

The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of September 30, 2018 (Successor Company), while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of both September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company held no delinquent mortgage loans past due by 90 days or more.

Mortgage Loans Credit Quality
	Successor Company		Predecessor Company
	September 30, 2018		December 31, 2017
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$5	1.28x	$5	1.26x
65% - 80%	367	1.65x	125	1.88x
Less than 65%	1,727	2.48x	2,742	2.69x
Total mortgage loans	$2,099	2.33x	$2,872	2.65x

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Mortgage Loans by Region
	Successor Company		Predecessor Company
	September 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$61	2.9%	$62	2.1%
East South Central	19	0.9%	14	0.5%
Middle Atlantic	135	6.4%	291	10.1%
Mountain	51	2.4%	53	1.9%
New England	42	2.0%	92	3.2%
Pacific	677	32.3%	838	29.2%
South Atlantic	455	21.7%	608	21.2%
West South Central	227	10.8%	195	6.8%
Other [1]	432	20.6%	719	25.0%
Total mortgage loans	$2,099	100.0%	$2,872	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	Successor Company		Predecessor Company
	September 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$546	26.0%	$743	25.9%
Lodging	25	1.2%	24	0.8%
Multifamily	519	24.7%	662	23.0%
Office	487	23.2%	685	23.9%
Retail	289	13.8%	557	19.4%
Single Family	86	4.1%	—	—%
Other	147	7.0%	201	7.0%
Total commercial mortgage loans	$2,099	100.0%	$2,872	100.0%

Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities.
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements. As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) the Company did not hold any VIEs for which it was the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. The Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) is limited to the total carrying value of $821 and $900, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company has outstanding commitments totaling $517 and $673, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 3 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2017 Form 10-K Annual Report (Predecessor Company).
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
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The agreements require additional collateral to be transferred to the Company when necessary and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. The receivable for reverse repurchase agreements is included within short term investments in the Company's Condensed Consolidated Balance Sheets.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Securities Lending and Repurchase Agreements
	Successor Company	Predecessor Company
	September 30, 2018	December 31, 2017
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$289	$674
Gross amount of associated liability for collateral received [1]	$296	$689

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$191	$202
Gross amount of collateral pledged related to repurchase agreements [2]	$193	$206
Gross amount of recognized receivables for reverse repurchase agreements [3]	$14	$—

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $0 and $1 which are excluded from the Company's Condensed Consolidated Balance Sheets as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.

[3]	Collateral received is included within short term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of both September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the fair value of securities on deposit was $22 and $22, respectively.
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
Strategies that Qualify for Hedge Accounting
The Company's derivatives may satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Form 10-K Annual Report (Predecessor Company). Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. As a result of pushdown accounting, derivative instruments that qualified for hedge accounting were recorded at fair value through adjustments to additional paid in capital at the acquisition date. As of September 30, 2018 (Successor Company), the Company has no derivative instruments that qualify for hedge accounting. The hedge strategies by hedge accounting designation have previously included:
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
The non-qualifying strategies include:
Interest Rate Swaps and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the notional amount of interest rate swaps in offsetting relationships was $2.7 billion.
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

GMWB Hedging Instruments
	Notional Amount		Fair Value
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Customized swaps	$4,627	$5,023	$32	$59
Equity swaps, options, and futures	824	1,407	(32)	(31)
Interest rate swaps and futures	3,076	3,022	16	39
Total	$8,527	$9,452	$16	$67

Macro Hedge Program
The Company utilizes equity swaps, options, and futures to provide protection against the statutory tail scenario risk to the Company's statutory surplus arising from higher GMWB and guaranteed minimum death benefits ("GMDB") claims as well as lower variable annuity fee revenue. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program. In the third quarter of 2018, the Company purchased additional options in order to provide longer dated protection against the risks of lower equity markets.
Modified Coinsurance Reinsurance Contracts
As of September 30, 2018 (Successor Company), and December 31, 2017 (Predecessor Company), the Company had $800 and $861, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Balance Sheet Presentation
	Net Derivatives				Asset Derivatives [1]		Liability Derivatives [1]
	Notional Amount		Fair Value		Fair Value		Fair Value
	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Cash flow hedges
Interest rate swaps	$—	$1,486	$—	$—	$—	$1	$—	$(1)
Foreign currency swaps	—	182	—	(12)	—	5	—	(17)
Total cash flow hedges	—	1,668	—	(12)	—	6	—	(18)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	4,694	3,219	(292)	(356)	123	203	(415)	(559)
Foreign exchange contracts
Foreign currency swaps and forwards	225	342	(10)	(6)	6	—	(16)	(6)
Fixed payout annuity hedge	539	540	(180)	(170)	—	—	(180)	(170)
Credit contracts
Credit derivatives that purchase credit protection	45	80	(1)	(3)	—	—	(1)	(3)
Credit derivatives that assume credit risk [2]	292	380	6	3	6	3	—	—
Credit derivatives in offsetting positions	48	200	—	1	5	7	(5)	(6)
Variable annuity hedge program
GMWB product derivatives [3]	10,345	11,390	12	(75)	28	—	(16)	(75)
GMWB reinsurance contracts	2,188	2,372	16	35	16	35	—	—
GMWB hedging instruments	8,527	9,452	16	67	83	116	(67)	(49)
Macro hedge program	12,642	7,252	(38)	23	78	45	(116)	(22)
Other
Modified coinsurance reinsurance contracts	800	861	10	55	10	55	—	—
Total non-qualifying strategies	40,345	36,088	(461)	(426)	355	464	(816)	(890)
Total cash flow hedges and non-qualifying strategies	$40,345	$37,756	$(461)	$(438)	$355	$470	$(816)	$(908)
Balance Sheet Location
Fixed maturities, available-for-sale	$41	$39	$—	$—	$—	$—	$—	$—
Other investments	6,486	10,340	76	135	97	149	(21)	(14)
Other liabilities	20,485	12,754	(575)	(588)	204	231	(779)	(819)
Reinsurance recoverables	2,988	3,233	26	90	26	90	—	—
Other policyholder funds and benefits payable	10,345	11,390	12	(75)	28	—	(16)	(75)
Total derivatives	$40,345	$37,756	$(461)	$(438)	$355	$470	$(816)	$(908)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	The derivative instruments related to this strategy are held for other investment purposes.

[3]	These derivatives are embedded within liabilities and are not held for risk management purposes.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Offsetting Derivative Assets and Liabilities
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities) [1]	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [2] (Liabilities) [3]	Accrued Interest and Cash Collateral Received [4] Pledged [3]	Financial Collateral Received [5]	Net Amount
Successor Company
As of September 30, 2018
Other investments	$301	$268	$76	$(43)	$2	$31
Other liabilities	$(800)	$(112)	$(575)	$(113)	$(688)	$—
Predecessor Company
As of December 31, 2017
Other investments	$380	$338	$135	$(93)	$—	$42
Other liabilities	$(833)	$(154)	$(588)	$(91)	$(674)	$(5)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[5]	Excludes collateral associated with exchange-traded derivative instruments.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Successor Company		Predecessor Company
	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Interest rate swaps	$—	$—	$(3)	$(17)	$(3)
Foreign currency swaps	—	—	2	—	6
Total	$—	$—	$(1)	$(17)	$3

Derivatives in Cash Flow Hedging Relationships
		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Successor Company		Predecessor Company
		For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Interest rate swaps	Net realized capital gains (losses)	$—	$—	$—	$—	$(1)
Interest rate swaps	Net investment income	—	—	7	8	20
Foreign currency swaps	Net realized capital gains (losses)	—	—	3	(2)	9
Total		$—	$—	$10	$6	$28

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

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Successor Company		Predecessor Company
	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Variable annuity hedge program
GMWB product derivatives	$45	$53	$58	$82	$198
GMWB reinsurance contracts	(5)	(6)	(9)	(25)	(33)
GMWB hedging instruments	(39)	(39)	(34)	(45)	(112)
Macro hedge program	(121)	(121)	(65)	(36)	(189)
Total variable annuity hedge program	(120)	(113)	(50)	(24)	(136)
Foreign exchange contracts
Foreign currency swaps and forwards	1	1	(1)	(3)	(4)
Fixed payout annuity hedge	(13)	(21)	(3)	10	8
Total foreign exchange contracts	(12)	(20)	(4)	7	4
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps and futures	(9)	(18)	(5)	(40)	3
Credit contracts
Credit derivatives that purchase credit protection	—	—	2	1	14
Credit derivatives that assume credit risk	3	3	(1)	(3)	(10)
Equity contracts
Equity index swaps and options	—	—	—	—	(4)
Other
Modified coinsurance reinsurance contracts	2	10	—	32	(10)
Total other non-qualifying derivatives	(4)	(5)	(4)	(10)	(7)
Total [1]	$(136)	$(138)	$(58)	$(27)	$(139)

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Credit Derivatives by Type
As of September 30, 2018
Successor Company
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$80	$2	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	202	4	5 years	Corporate Credit	BBB+	—	—
Investment grade risk exposure	13	—	5 years	CMBS Credit	A-	3	—
Below investment grade risk exposure	21	(5)	Less than 1 Year	CMBS Credit	CCC+	21	5
Total [5]	$316	$1				$24	$5

As of December 31, 2017
Predecessor Company
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$120	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	43	—	Less than 1 Year	Corporate Credit	B	43	—
Basket credit default swaps [4]
Investment grade risk exposure	250	—	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	22	2	3 years	Corporate Credit	B+	22	—
Investment grade risk exposure	15	(1)	4 years	CMBS Credit	A	5	—
Below investment grade risk exposure	30	(5)	Less than 1 Year	CMBS Credit	CCC	30	5
Total [5]	$480	$(1)				$100	$5

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

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to the original swap.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company pledged cash collateral associated with derivative instruments with a fair value of $4 and $6, respectively, for which the collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. The Company also pledged securities collateral associated with derivative instruments with a fair value of $748 and $729, respectively, as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. In addition, as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company has pledged initial margin of cash and securities to clearinghouses and exchanges related to OTC-cleared and exchange traded derivatives of $115 and $136, respectively.
As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company accepted cash collateral associated with derivative instruments of $280 and $310, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of September 30, 2018 (Successor Company), with a fair value of $3 all of which the Company has the ability to sell or repledge. As of September 30, 2018 (Successor Company), the Company had not repledged securities and did not sell any securities. The non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2017 (Predecessor Company), the Company did not hold any securities collateral.

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

Reinsurance Recoverables
	Successor Company	Predecessor Company
	September 30, 2018	December 31, 2017
Reserve for future policy benefits and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$19,288	$19,448
Commonwealth	9,235	—
Other reinsurers	1,296	1,337
Gross reinsurance recoverables	$29,819	$20,785

As of September 30, 2018, the Company (Successor Company) has reinsurance recoverables from Commonwealth, MassMutual, and Prudential of approximately $9.2 billion, $8.1 billion and $11.2 billion, respectively. As of December 31, 2017, the Company (Predecessor Company) had reinsurance recoverables from MassMutual and Prudential of $8.3 billion and $11.1 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Commonwealth, MassMutual and Prudential (Successor Company) and MassMutual and Prudential (Predecessor Company) are primarily secured by invested assets held in trust.
No allowance for uncollectible reinsurance is required as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company). The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, and funds held accounts. Although management has determined that no allowance is required at this time, the Company closely monitors the financial condition, ratings, and current market information of all of its counterparty reinsurers.
Insurance Revenues
The effect of reinsurance on earned premiums, fee income and other is as follows:

Insurance Revenues
	Successor Company		Predecessor Company
	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Gross earned premiums, fee income and other	$616	$817	$602	$1,059	$1,837
Reinsurance assumed	29	39	30	48	89
Reinsurance ceded	(421)	(554)	(390)	(684)	(1,168)
Net earned premiums, fee income and other	$224	$302	$242	$423	$758

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Reinsurance (continued)

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $284 for the three months ended September 30, 2018 (Successor Company), $410 for the period of June 1, 2018 to September 30, 2018 (Successor Company), $253 for the three months ended September 30, 2017 (Predecessor Company), $546 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $836 for the nine months ended September 30, 2017 (Predecessor Company). In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Value of Business Acquired

Changes in the DAC Balance [1]
	Successor Company	Predecessor Company
	June 1, 2018 to September 30, 2018	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Balance, beginning of period	$—	$405	$463
Deferred costs	—	1	2
Amortization — DAC	—	(13)	(42)
Amortization — Unlock (charge) benefit, pre-tax	—	(3)	17
Adjustments to unrealized gains and losses on securities AFS and other	—	31	(14)
Balance, end of period	$—	$421	$426

[1]
Effective with the application of pushdown accounting on May 31, 2018, the Company eliminated its DAC balance through a pushdown accounting adjustment. Please see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further discussion of pushdown accounting.

Changes in the VOBA Balance [1]
	Successor Company	Predecessor Company
	June 1, 2018 to September 30, 2018	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Balance, beginning of period	$805	$—	$—
Amortization	4	—	—
Amortization — Unlock benefit, pre-tax	5	—	—
Adjustments to unrealized gains and losses on securities AFS and other	4	—	—
Balance, end of period	$818	$—	$—

[1]
Effective with the application of pushdown accounting on May 31, 2018, the Company established its VOBA through a pushdown accounting adjustment. Please see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further discussion of pushdown accounting.

Expected Amortization of VOBA
Successor Company
Years	Expected Amortization
2018	$6
2019	$68
2020	$63
2021	$57
2022	$53

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
Successor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of June 1, 2018	$471	$3,057	$14,529	$18,057
Incurred [3]	29	139	389	557
Paid	(34)	—	(288)	(322)
Liability balance as of September 30, 2018	$466	$3,196	$14,630	$18,292
Reinsurance recoverable asset, as of June 1, 2018	$294	$3,057	$1,964	$5,315
Incurred [3]	20	139	3,044	3,203
Paid	(28)	—	(19)	(47)
Reinsurance recoverable asset, as of September 30, 2018	$286	$3,196	$4,989	$8,471

Predecessor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2018	$873	$2,940	$10,669	$14,482
Incurred [3]	56	117	229	402
Paid	(45)	—	(326)	(371)
Change in unrealized investment gains and losses	—	—	(205)	(205)
Liability balance as of May 31, 2018	$884	$3,057	$10,367	$14,308
Reinsurance recoverable asset, as of January 1, 2018	$464	$2,940	$1,742	$5,146
Incurred [3]	36	117	(25)	128
Paid	(37)	—	(24)	(61)
Reinsurance recoverable asset, as of May 31, 2018	$463	$3,057	$1,693	$5,213

Predecessor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,587	$14,000
Incurred [3]	57	231	523	811
Paid	(76)	—	(590)	(666)
Change in unrealized investment gains and losses	—	—	135	135
Liability balance as of September 30, 2017	$767	$2,858	$10,655	$14,280
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,697	$4,756
Incurred [3]	37	231	33	301
Paid	(63)	—	(45)	(108)
Reinsurance recoverable asset, as of September 30, 2017	$406	$2,858	$1,685	$4,949

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of September 30, 2018 (Successor Company)
	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
Maximum anniversary value (“MAV”) [1]
MAV only	$13,228	$1,863	$281	72
With 5% rollup [2]	1,095	115	37	72
With Earnings Protection Benefit Rider (“EPB”) [3]	3,357	535	81	72
With 5% rollup & EPB	464	106	23	74
Total MAV	18,144	2,619	422
Asset Protection Benefit (APB) [4]	9,352	85	56	70
Lifetime Income Benefit (LIB) – Death Benefit [5]	415	4	4	71
Reset [6] (5-7 years)	2,412	5	5	71
Return of Premium [7] /Other	8,512	51	49	72
Subtotal Variable Annuity with GMDB/GMWB [10]	$38,835	$2,764	$536	71
Less: General Account Value with GMDB/GMWB	3,464
Subtotal Separate Account Liabilities with GMDB	35,371
Separate Account Liabilities without GMDB	71,458
Total Separate Account Liabilities	$106,829

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $5.7 billion of total account value and weighted average attained age of 73 years. There is no NAR or retained NAR related to these contracts. Includes $2.0 billion of account value for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
	Successor Company	Predecessor Company
Asset type	As of September 30, 2018	As of December 31, 2017
Equity securities (including mutual funds)	$32,575	$34,496
Cash and cash equivalents	2,796	2,712
Total [1]	$35,371	$37,208

[1]
Includes $2.0 billion and $1.9 billion of account value as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), approximately 14% and 15%, respectively, of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 86% and 85%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements (Predecessor Company).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Other Intangible Assets

Other Intangible Assets
As of September 30, 2018 (Successor Company)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Expected Life
Amortized Intangible Assets [1]	$29	$2	$27	5
Total Indefinite Lived Intangible Assets [2]	26	—	26	—
Total Other Intangible Assets	$55	$2	$53	5

[1]	Consist of internally developed software

[2]	Consist of state insurance licenses.

Expected Pre-tax Amortization Expense
Successor Company
Years	Expected Future Amortization
2018	$1
2019	$6
2020	$6
2021	$6
2022	$6

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes

Income Tax Rate Reconciliation
	Successor Company		Predecessor Company
	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Tax provision at the U.S. federal statutory rate	$11	$26	$25	$21	$106
Dividends-received deduction ("DRD")	(23)	(23)	(36)	(12)	(72)
Foreign related investments	(1)	(2)	(2)	(3)	(5)
Tax reform	—	—	—	(2)	—
Other	—	—	1	3	3
Provision for income taxes	$(13)	$1	$(12)	$7	$32

The federal audits have been completed through 2013, and the Company is not currently under examination for any open years. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the three months ended September 30, 2018 (Successor Company), the period of June 1, 2018 to September 30, 2018 (Successor Company), the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and for the three and nine months ended September 30, 2017 (Predecessor Company). The Company had no interest payable as of September 30, 2018 (Successor Company) and September 30, 2017 (Predecessor Company). The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the net deferred tax asset included the expected tax benefit attributable to net operating losses of $952 and $3,243, respectively. The September 30, 2018 total includes $596 of U.S. losses generated prior to 2017 that are subject to limits on the period for which they can be carried forward. If not utilized, these losses will expire from 2027 to 2030. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. The September 30, 2018 total also includes $356 of U.S. losses generated in the Successor Company's taxable year beginning June 1, 2018; primarily due to the Commonwealth reinsurance transaction. These losses do not expire, but their utilization in any carryforward year is limited to 80% of taxable income in that year.
Given the continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses is significantly lessened, and given the Company's expected future earnings, the Company believes sufficient taxable income will be generated in the future to utilize its net operating loss carryover. Although the Company believes there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time. In connection with The Hartford's sale of Hartford Life, Inc. ("HLI") and subsidiaries, the Company has forgone approximately $555 of deferred tax assets associated with net operating loss carryovers that will be retained by The Hartford.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes (continued)

Alternative Minimum Tax Credit
As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company had an alternative minimum tax credit ("AMT") carryover, net of a sequestration fee payable, of $0 and $235, respectively, which is reflected as a current income tax receivable within Other assets in the accompanying Condensed Consolidated Balance Sheet. In connection with The Hartford's sale of HLI and subsidiaries, The Hartford retained all AMT credits.
Foreign Tax Credit Carryover
As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the net deferred tax asset included the expected tax benefit attributable to foreign tax credit carryovers of $3 and $23, respectively. In connection with The Hartford's sale of HLI and subsidiaries, The Successor Company has forgone approximately $23 of deferred tax assets associated with foreign tax credit carryovers that will be retained by The Hartford.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2018 (Successor Company) is $686. Of this $686, the legal entities have posted collateral of $739, which is inclusive of initial margin requirements in the normal course of business. In addition, the Company has posted collateral of $29 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2018, a downgrade of one or two levels below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Transactions with Affiliates

Affiliate Transactions (Predecessor Company)
Transactions of the Company with Hartford Fire Insurance Company ("Hartford Fire"), Hartford Holdings Inc. ("HHI") and its affiliates related principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions, and employee costs. In addition, the Company had issued structured settlement contracts to fund claims settlements of property casualty insurance companies and self-insured entities. In many cases, the structured settlement contracts were to fund claim settlements of the Company's affiliated property and casualty companies whereby these property and casualty companies transferred funds to another affiliate of the Company to purchase the contracts. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant had not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $682 (Predecessor Company) as of December 31, 2017.
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
Reinsurance Ceded to Affiliates (Predecessor Company)
The Company maintains a reinsurance agreement with Hartford Life and Accident Insurance Company ("HLA"), whereby the Company cedes both group life and group accident and health risk business. Under this treaty, the Company ceded group life premium of $9 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $7 and $22 for the three and nine months ended September 30, 2017 (Predecessor Company), respectively. The Company ceded accident and health premiums to HLA of $25 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $16 and $52 for the three and nine months ended September 30, 2017 (Predecessor Company), respectively.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Successor Company
Changes in AOCI, Net of Tax for the Three Months Ended September 30, 2018
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$(75)	$—	$2	$(73)
OCI before reclassifications	(50)	—	—	(50)
Amounts reclassified from AOCI	1	—	—	1
OCI, net of tax	(49)	—	—	(49)
Ending balance	$(124)	$—	$2	$(122)

Successor Company
Changes in AOCI, Net of Tax for the Period of June 1, 2018 to September 30, 2018
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$—	$—	$—	$—
OCI before reclassifications	(125)	—	2	(123)
Amounts reclassified from AOCI	1	—	—	1
OCI, net of tax	(124)	—	2	(122)
Ending balance	$(124)	$—	$2	$(122)

Predecessor Company
Changes in AOCI, Net of Tax for the Period of January 1, 2018 to May 31, 2018
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,022	$4	$(3)	$1,023
Cumulative effect of accounting changes, net of tax [1]	182	—	—	182
Adjusted balance, beginning of period	1,204	4	(3)	1,205
OCI before reclassifications	(432)	(13)	1	(444)
Amounts reclassified from AOCI	2	(5)	—	(3)
OCI, net of tax	(430)	(18)	1	(447)
Ending balance	$774	$(14)	$(2)	$758

[1]
Includes reclassification to retained earnings of $193 of stranded tax effects and $11 of net unrealized gains, after tax, related to equity securities. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for further information.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI
	Successor Company		Predecessor Company
	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	January 1, 2018 to May 31, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(1)	$(1)	$(2)	Net realized capital losses
	(1)	(1)	(2)	Income before income taxes
	—	—	—	Income tax expense (benefit)
	$(1)	$(1)	$(2)	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$—	$—	Net realized capital losses
Interest rate swaps	—	—	8	Net investment income
Foreign currency swaps	—	—	(2)	Net realized capital losses
	—	—	6	Income before income taxes
	—	—	1	Income tax expense (benefit)
	—	—	5	Net income
Total amounts reclassified from AOCI	$(1)	$(1)	$3	Net income

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

Predecessor Company
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

Reclassified from AOCI
	Predecessor Company
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of the Company and its subsidiaries as of and for the period ended September 30, 2018. "Successor Company" along with the reporting periods ending May 31, 2018 and September 30, 2017 "Predecessor Company". For additional information on the election of pushdown accounting in conjunction with the acquisition of the Company's parent, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary
	Successor Company		Predecessor Company
	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Fee income and other	$212	$284	$215	$381	$661
Earned premiums	12	18	27	42	97
Net investment income	216	281	324	520	958
Net realized capital losses	(136)	(132)	(33)	(107)	(61)
Amortization of deferred reinsurance gain	13	22	—	—	—
Total revenues	317	473	533	836	1,655
Benefits, losses and loss adjustment expenses	176	221	352	534	1,024
Amortization of deferred policy acquisition costs ("DAC") and present value of future profits ("VOBA")	(16)	(9)	7	16	25
Insurance operating costs and other expenses	101	134	103	183	304
Other intangible asset amortization	2	2	—	—	—
Dividends to policyholders	—	—	—	2	—
Total benefits, losses and expenses	263	348	462	735	1,353
Income before income taxes	54	125	71	101	302
Income tax expense (benefit) [1]	(13)	1	(12)	7	32
Net income	$67	$124	$83	$94	$270

[1]
The effective tax rate differs from the U.S. statutory rate of 21% and 35% in 2018 and 2017, respectively, primarily due to the separate account dividends received deduction ("DRD"). For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 9 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

For the three months ended September 30, 2018 (Successor Company)
Net income was primarily driven by fee income and other as well as net investment income, partially offset by net realized capital losses due to macro hedge program losses, benefits, losses and loss adjustment expenses and insurance operating costs and other expenses.
Fee income and insurance operating costs and other expenses for the period continued to decline due to the run off of the variable annuity block of business. Net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels. For further discussion, see MD&A - Investments Results, Net Investment Income.
For the period of June 1, 2018 to September 30, 2018 (Successor Company)
Net income was primarily driven by fee income and other as well as net investment income, partially offset by net realized capital losses due to macro hedge program losses, benefits, losses and loss adjustment expenses and insurance operating costs and other expenses.
Fee income and other for the period continued to decline due to the run off of the variable annuity block of business. Net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels due to the reinsurance agreement that the Company entered into with Commonwealth Annuity and Life Insurance Company ("Commonwealth", or "Commonwealth Annuity Reinsurance Agreement") as well as the continued run off of the Company's business. Insurance operating costs and other expenses include separation, stand-up and reinsurance related costs which were partially offset by the amortization of the deferred gain on the Commonwealth Annuity Reinsurance Agreement.
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

For the three and nine months ended September 30, 2017 (Predecessor Company)
Net income for the period was primarily driven by net investment income and fee income and other, partially offset by benefits, losses and loss adjustment expenses and insurance operating costs and other expenses.
Fee income and insurance operating costs and other expenses for the period continued to decline due to the run off of the variable annuity block of business. Net investment income for the period was primarily comprised of fixed maturities and mortgage loans.

INVESTMENT RESULTS

Composition of Invested Assets
	Successor Company		Predecessor Company
	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$14,072	70.6%	$22,799	77.0%
Fixed maturities, at fair value using the fair value option ("FVO")	14	0.1%	32	0.1%
Equity securities, at fair value [1]	109	0.5%	—	—%
Equity securities, AFS, at fair value [1]	—	—%	154	0.5%
Mortgage loans	2,099	10.5%	2,872	9.7%
Policy loans, at outstanding balance	1,426	7.2%	1,432	4.9%
Limited partnerships and other alternative investments	877	4.4%	1,001	3.4%
Other investments [2]	174	0.9%	213	0.7%
Short-term investments	1,159	5.8%	1,094	3.7%
Total investments	$19,930	100%	$29,597	100%

[1]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value.

[2]	Primarily relates to derivative instruments.
Total investments decreased since December 31, 2017 (Predecessor Company), primarily as a result of reinsurance agreements to reinsure certain fixed immediate and deferred annuity contracts, standard mortality structured settlements and period certain structured settlement annuity contracts to Commonwealth ("Commonwealth Annuity Reinsurance Agreement") as well as the continued runoff of the Company's business. The aggregate amount of invested assets that the Company transferred to the reinsurer or sold to fund the Commonwealth Annuity Reinsurance Agreement was approximately $8.5 billion.

Net Investment Income
	Successor Company				Predecessor Company
	For the three months ended September 30, 2018		June 1, 2018 to September 30, 2018		For the three months ended September 30, 2017		January 1, 2018 to May 31, 2018		For the nine months ended September 30, 2017
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$147	3.9%	$196	4.0%	$251	4.5%	$395	4.6%	$758	4.5%
Equity securities	1	3.7%	2	4.3%	1	2.8%	4	4.3%	4	2.2%
Mortgage loans	22	4.2%	28	4.1%	31	4.3%	54	4.5%	93	4.4%
Policy loans	18	5.0%	25	5.1%	20	5.5%	32	5.3%	59	5.5%
Limited partnerships and other alternative investments	32	14.8%	35	12.3%	23	9.8%	41	10.4%	44	6.5%
Other [3]	4		7		12		13		41
Investment expense	(8)		(12)		(14)		(19)		(41)
Total net investment income	216	4.4%	281	4.3%	324	4.5%	520	4.7%	958	4.4%
Total net investment income excluding limited partnerships and other alternative investments	$184	3.9%	$246	4.0%	$301	4.4%	$479	4.5%	$914	4.4%

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

Three months ended September 30, 2018 and for the period June 1, 2018 to September 30, 2018 (Successor Company)
Total net investment income for the three months ended September 30, 2018 and for the period of June 1, 2018 to September 30, 2018 was $216 and $281, respectively. Total net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels due to the Commonwealth Annuity Reinsurance Agreement that the Company entered into as well as the continued runoff of the Company's business.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.0% for the period of June 1, 2018 to September 30, 2018. Excluding non-routine items, which primarily include make-whole payments on fixed maturities and mortgage loan pre-payments, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 3.9% for the same period.
The new money yield for the period of June 1, 2018 to September 30, 2018, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 4.1%, which was above the average yield of sales and maturities of 4.0% for the same period due to higher interest rates.
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
For the period January 1, 2018 to May 31, 2018 (Predecessor Company)
Total net investment income for the period of January 1, 2018 to May 31, 2018 was $520. Total net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels, partially offset by an increase in income from limited partnerships and other alternative investments.
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
Three and nine months ended September 30, 2017 (Predecessor Company)
Total net investment income for the three and nine months ended September 30, 2017 was $324 and $958, respectively.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.4% for the nine months ended September 30, 2017. Excluding non-routine items, which primarily include make-whole payments on fixed maturities, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.3% for the same period.
The new money yield for the nine months ended September 30, 2017, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 3.7%, which was below the average yield of sales and maturities of 3.9% for the same period.

Net Realized Capital Losses
	Successor Company		Predecessor Company
(Before tax)	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Gross gains on sales	$6	$7	$28	$49	$141
Gross losses on sales	(8)	(9)	(7)	(112)	(47)
Equity securities [1]	(1)	1	—	2	—
Net OTTI losses recognized in earnings	—	—	(1)	—	(14)
Valuation allowances on mortgage loans	(6)	(6)	—	—	2
Results of variable annuity hedge program
GMWB derivatives, net	1	8	15	12	53
Macro hedge program	(121)	(121)	(65)	(36)	(189)
Total results of variable annuity hedge program	(120)	(113)	(50)	(24)	(136)
Transactional foreign currency revaluation	9	16	3	(6)	(11)
Non-qualifying foreign currency derivatives	(12)	(20)	(4)	7	4
Other, net [2]	(4)	(8)	(2)	(23)	—
Net realized capital losses	$(136)	$(132)	$(33)	$(107)	$(61)

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities, includes all changes in fair value and trading gains and losses for equity securities at fair value.

[2]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts.

Gross Gains and Losses on Sales

•
Gross gains and losses on sales for the three months ended September 30, 2018 (Successor Company) and the period of June 1, 2018 to September 30, 2018 (Successor Company) resulted from duration, liquidity and credit management within corporate, municipal, and U.S. Treasury securities.

•
Gross gains and losses on sales for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) were primarily the result of sales of fixed maturities, AFS executed in order to fund the Commonwealth Annuity Reinsurance Agreement. Gross gains and losses on sales also resulted from duration, liquidity and credit management within corporate and US Treasury securities. In addition, gross losses on sales include the transfer of property recognized in connection with the May 31, 2018 sale of the Company.

•
Gross gains and losses on sales for the three and nine months ended September 30, 2017 (Predecessor Company) were primarily the result of duration, liquidity and credit management within corporate securities, residential mortgage-backed securities ("RMBS"), equity securities, and municipal bonds.

Variable Annuity Hedge Program

•
For the period of three months ended September 30, 2018 (Successor Company) and the period of June 1, 2018 to September 30, 2018 (Successor Company), the gain on the combined GMWB derivative, net which include the GMWB product, reinsurance and hedging derivatives was primarily due to non-market factors.

•
For the period of January 1, 2018 to May 31, 2018 (Predecessor Company), the gain on the combined GMWB derivative, net which include the GMWB product, reinsurance and hedging derivatives was primarily due to a decline in the equity market volatility of $3 and policy holder behavior of $3, as well as an increase in interest rates of $2.

•
For both the three months ended September 30, 2018 (Successor Company) and the period of June 1, 2018 to September 30, 2018 (Successor Company), the losses on the macro hedge program were primarily due to losses of $69 driven by an increase in the domestic equity markets, and losses of $22 driven by time decay on options.

•
For the period of January 1, 2018 to May 31, 2018 (Predecessor Company), the losses on the macro hedge program were primarily due to losses of $8 driven by an increase in domestic equity markets, and losses of $33 driven by time decay on options.

•
For the three and nine months ended September 30, 2017 (Predecessor Company), the net gain on the combined GMWB derivatives, net, which include the GMWB product, reinsurance and hedging derivatives, was primarily due to gains of $8 and $19, respectively, driven by a decline in the equity market volatility, $7 and $18, respectively, driven by time decay of options, and $4 and $15, respectively, due to policy holder behavior.

•
For the three and nine months ended September 30, 2017 (Predecessor Company), the losses on the macro hedge program were primarily due to losses of $42 and $109, respectively, driven by an improvement in domestic equity markets and $15 and $51, respectively, driven by time decay on options. Also included for the nine months ended September 30, 2017 (Predecessor Company), were losses of $8 and $37 driven by a decline in equity market volatility.

Other, Net

•
Other, net losses for the three months ended September 30, 2018 (Successor Company) and the periods of June 1, 2018 to September 30, 2018 (Successor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company) were primarily due to losses on interest rate derivatives partially offset by gains associated with modified coinsurance reinsurance contracts, both driven by an increase in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2017 Form 10-K Annual Report (Predecessor Company). The following discussion updates certain of the Company’s critical accounting estimates as of September 30, 2018.
Estimated Gross Profits
Estimated gross profits ("EGPs") are used in the valuation and amortization of the VOBA (Successor Company) and DAC (Predecessor Company) assets. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

Significant EGP-based Balances
	Successor Company	Predecessor Company
	As of September 30, 2018	As of December 31, 2017
DAC [1]	$—	$405
Value of Business Acquired (VOBA) [1]	$818	—
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$180	$409

[1]	For additional information on DAC and VOBA, see Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 7 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Benefit (Charge) to Income, Net of Tax, as a Result of Unlock [1]
	Successor Company		Predecessor Company
	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
DAC	$—	$—	$7	$(3)	$16
VOBA	—	5	—	—	—
Death and Other Insurance Benefit Reserves	1	6	5	—	20
Total (pre tax)	1	11	12	(3)	36
Income tax effect	—	2	5	(1)	13
Total (after tax)	$1	$9	$7	$(2)	$23

[1]
For further information, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements.

Successor Company
The Unlock benefit, after-tax, for the three months ended September 30, 2018 was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.
The Unlock benefit, after-tax, for the period of June 1, 2018 to September 30, 2018 was primarily related to modifying the reversion-to-mean ("RTM") separate account return assumption to consider returns since May 31, 2018, rather than March 31, 2009. For further discussion on RTM assumptions, please see the Market Unlocks section below. For further information regarding the elimination of DAC and the establishment of VOBA during pushdown accounting, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements.
Predecessor Company
The Unlock charge, after-tax, for the period of January 1, 2018 to May 31, 2018 was primarily due to separate account returns being below our aggregated estimated returns during the period largely due to a decrease in equity markets.
The Unlock benefit, after-tax, for the three and nine months ended September 30, 2017 was primarily due to separate account returns being above our aggregated estimated returns during the period largely due to an increase in equity markets.

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
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term rate of return is 8.3%. The annual return assumed over the next five years of approximately 7.7% was calculated based on the return needed over that period to produce an 8.3% return since the date VOBA was established in pushdown accounting, May 31, 2018. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 35% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of VOBA by comparing the VOBA balance to the present value of future EGPs. The margin between the VOBA balance and the present value of future EGPs for variable annuities was 71% as of September 30, 2018 (Successor Company). If the margin between the VOBA asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of VOBA to be unrecoverable and the VOBA asset would be written down to equal future EGPs.
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
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of September 30, 2018 (Successor Company) including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of September 30, 2018 (Successor Company) and 2017 (Predecessor Company), the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
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

Enterprise Risk and Capital Committee - "ERCC"

Capital Planning Committee	Financial & Investment Committee	Risk and Governance Committee

Capital Outlook	Investment & Hedging Risk	Model Oversight
Operating Plan		Emerging Risk
Liquidity Risk		Operational Risk

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
As of September 30, 2018 (Successor Company), the Company had no investment exposure to any credit concentration risk of a single issuer, or counterparty greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government securities. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Condensed Consolidated Financial Statements.
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
Most of the Company's derivative counterparty relationships have a zero uncollateralized threshold. Currently, the Company only transacts OTC derivatives in two legal entities and two counterparties that have a threshold greater than zero. The maximum combined threshold in those relationships is $10. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 10 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the periods of June 1, 2018 to September 30, 2018 (Successor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company), the Company incurred no losses on derivative instruments due to counterparty default.
Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield. The Company uses credit derivatives to purchase credit protection with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of September 30, 2018 (Successor Company) and December 31, 2017, (Predecessor Company) the notional amount related to credit derivatives that purchase credit protection was $45 and $80, respectively, while the fair value was $(1) and $(3), respectively. These amounts do not include positions that are in offsetting relationships.

The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers. These baskets are established within sector concentration limits and may be divided into tranches which possess different credit ratings. As of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the notional amount related to credit derivatives that assume credit risk was $292 and $380 , while the fair value was $6 and $3, respectively. These amounts do not include positions that are in offsetting relationships.
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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $38.8 billion as of September 30, 2018 (Successor Company) and $40.8 billion December 31, 2017 (Predecessor Company).
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk is net of reinsurance, but does not take into consideration the effects of the variable annuity hedge programs currently in place as of each balance sheet date).

Successor Company
Total Variable Annuity Guarantees as of September 30, 2018
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$38.8	$2.8	$0.5	15%	23%
GMWB	16.5	0.2	0.1	5%	19%

Predecessor Company
Total Variable Annuity Guarantees as of December 31, 2017
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$40.8	$2.9	$0.6	14%	26%
GMWB	17.8	0.2	0.1	4%	19%

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

[4]
Includes contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries. Such contracts had $2.0 billion of account value as of as of September 30, 2018 (Successor Company) and $1.9 billion as of as of December 31, 2017 (Predecessor Company).

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
GMWB Hedge Program
Under the dynamic hedging program, the Company enters into derivative contracts to hedge market risk exposures associated with the portions of GMWB liabilities that are not life-contingent and are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.

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
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of VOBA and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of as of September 30, 2018 (Successor Company) and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis (before tax and VOBA) as of September 30, 2018 [1]
Successor company
	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$3	$2	$(3)	$331	$130	$(105)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$(2)	$—	$(1)	$27	$13	$(13)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(58)	$(11)	$47	$223	$44	$(211)

[1]	These sensitivities are based on the following key market levels as of as of September 30, 2018: 1) S&P of 2,914; 2) 10yr US swap rate of 3.15%; and 3) S&P 10yr volatility of 22.78%.
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
The Company holds hedge positions in the macro hedge program to reduce open equity risk exposure, which increased the sensitivity that changes in equity market returns would have on GAAP net income.

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
Impact
Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the fair value of assets and liabilities. Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of September 30, 2018 (Successor Company) and 2017 (Predecessor Company), management estimates that a hypothetical 10% unfavorable change in exchange rates would decrease the fair values by an immaterial amount.
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
Sources of Operational Risk
Operational risk is inherent in the Company's business and functional areas. Operational risks include legal; cyber and information security; models; third party vendors; technology; operations; business continuity; disaster recovery; internal and external fraud; and compliance. The Company will be exposed to an increased level of operational risk as it separates from the current transition services agreement with The Hartford.
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
The components of the gross and net reinsurance recoverables are summarized as follows:

Gross and Net Reinsurance Recoverables
	Successor Company	Predecessor Company
Reinsurance Recoverables	September 30, 2018	December 31, 2017
Reserve for future policy benefits and other policyholder funds and benefits payable	$29,819	$20,785
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$29,819	$20,785

[1]
No allowance for uncollectible reinsurance was required as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company). Although management has determined that no allowance is required at this time, the Company closely monitors the financial condition, ratings, and current market information of all of its counterparty reinsurers.

As of September 30, 2018 (Successor Company), the Company has reinsurance recoverables from Commonwealth, Massachusetts Mutual Life Insurance Company ("MassMutual") and Prudential Financial, Inc. ("Prudential") of $9.2 billion, $8.1 billion, and $11.2 billion, respectively. As of December 31, 2017 (Predecessor Company), the Company has reinsurance recoverables from MassMutual and Prudential of $8.3 billion and $11.1 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Commonwealth, MassMutual and Prudential are primarily secured by invested assets held in trust.

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

•
Rising equity markets will generally result in an increase in statutory surplus and RBC ratios. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for variable annuity death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. The Company has reinsured approximately 44% of its risk associated with GMWB and 81% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets.

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

Fixed Maturities by Credit Quality
	Successor Company			Predecessor Company
	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$2,158	$2,109	15.0%	$2,845	$3,058	13.4%
AAA	1,282	1,275	9.1%	1,470	1,552	6.8%
AA	1,468	1,458	10.4%	2,334	2,465	10.8%
A	4,297	4,255	30.2%	6,874	7,718	33.9%
BBB	4,319	4,298	30.5%	6,142	6,702	29.4%
BB & below	676	677	4.8%	1,249	1,304	5.7%
Total fixed maturities, AFS	$14,200	$14,072	100%	$20,914	$22,799	100%
The fair value of AFS securities decreased, as compared with December 31, 2017 (Predecessor Company), primarily driven by the Commonwealth Annuity Reinsurance Agreement that the Company entered into as well as the continued run-off of the Company's business. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities and equity, FVO.

Securities by Type
	Successor Company					Predecessor Company
	September 30, 2018					December 31, 2017
	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value
Asset backed securities ("ABS")
Consumer loans	$467	$1	$—	$468	3.3%	$646	$4	$(10)	$640	2.8%
Other	91	—	(1)	90	0.6%	175	5	(1)	179	0.8%
Collateralized debt obligations ("CDOs")	768	2	(1)	769	5.5%	886	2	—	888	3.9%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	550	1	(7)	543	3.9%	697	9	(10)	696	3.1%
Bonds	738	1	(7)	730	5.2%	1,116	30	(10)	1,136	5.0%
Interest only (“IOs”)	123	3	(1)	125	0.9%	248	6	(2)	252	1.1%
Corporate
Basic industry	443	1	(7)	439	3.1%	677	74	—	751	3.3%
Capital goods	663	—	(8)	657	4.7%	972	85	(2)	1,055	4.6%
Consumer cyclical	334	—	(3)	334	2.4%	648	56	(1)	703	3.1%
Consumer non-cyclical	1,125	1	(14)	1,117	7.9%	1,774	196	(6)	1,964	8.6%
Energy	846	4	(13)	843	6.0%	1,358	167	(4)	1,521	6.7%
Financial services	1,417	1	(15)	1,407	10.0%	2,349	264	(5)	2,608	11.4%
Tech./comm.	1,161	9	(14)	1,162	8.3%	1,695	278	(3)	1,970	8.6%
Transportation	301	1	(4)	298	2.1%	512	45	—	557	2.4%
Utilities	1,549	1	(31)	1,525	10.8%	2,443	306	(10)	2,739	12.0%
Other	129	—	(1)	128	0.9%	159	12	(1)	170	0.8%
Foreign govt./govt. agencies	373	3	(3)	371	2.6%	379	30	(2)	407	1.8%
Municipal bonds
Taxable	736	1	(15)	723	5.1%	1,125	142	(1)	1,266	5.5%
Residential mortgage-backed securities ("RMBS")
Agency	255	—	(2)	253	1.8%	481	12	(1)	492	2.2%
Non-agency	283	—	(2)	281	2.0%	202	1	(1)	202	0.9%
Alt-A	24	—	—	24	0.2%	43	3	—	46	0.2%
Sub-prime	471	1	—	472	3.4%	662	25	—	687	3.0%
U.S. Treasuries	1,353	—	(40)	1,313	9.3%	1,667	206	(3)	1,870	8.2%
Fixed maturities, AFS	$14,200	$31	$(189)	$14,072	100%	$20,914	$1,958	$(73)	$22,799	100%
Equity securities
Financial services						40	8	—	48	31.2%
Other						100	6	—	106	68.8%
Equity securities, AFS [3]						140	14	—	154	100%
Total AFS securities	$14,200	$31	$(189)	$14,072		$21,054	$1,972	$(73)	$22,953
Fixed maturities, FVO				$14					$32
Equity securities, at fair value[3]				$109

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
The decline in the fair value of AFS securities as compared to December 31, 2017 (Predecessor Company), was driven by the Commonwealth Annuity Reinsurance Agreement that the Company entered into as well as the continued run-off of the Company's business.

Financial Services
The Company’s investment in the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturity securities in the financial services sector that are included in the preceding Securities by Type table.

	Successor Company			Predecessor Company
	September 30, 2018			December 31, 2017
	Amortized Cost [1]	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$5	$5	$(1)	$8	$9	$1
AA	96	96	(1)	181	197	16
A	673	669	(5)	1,224	1,368	144
BBB	543	537	(7)	836	915	79
BB & below	100	100	—	140	167	27
Total [2]	$1,417	$1,407	$(14)	$2,389	$2,656	$267
[1] The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

[2]
Includes equity, AFS securities with an amortized cost and fair value of $40 and $48, respectively, as of December 31, 2017 (Predecessor Company). Effective January 1, 2018, with the adoption of new accounting guidance for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value and are excluded from the table above as of September 30, 2018.

The Company's investment in the financial services sector decreased, as compared to December 31, 2017 (Predecessor Company), primarily due to the sale of corporate bonds in connection with the Commonwealth Annuity Reinsurance Agreement that the Company entered into.
Commercial Real Estate
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
Exposure to CMBS Bonds

	Successor Company
	September 30, 2018
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$40	$40	$24	$24	$—	$—	$—	$—	$—	$1	$64	$65
2009	—	—	8	8	—	—	—	—	—	—	8	8
2011	13	13	—	—	—	—	—	—	—	—	13	13
2012	16	16	—	—	2	2	4	4	—	—	22	22
2013	8	8	12	12	12	12	1	1	—	—	33	33
2014	11	11	24	24	27	27	—	—	—	—	62	62
2015	67	66	53	53	34	34	6	6	—	—	160	159
2016	85	82	66	65	38	37	26	26	—	—	215	210
2017	25	24	56	55	—	—	24	24	—	—	105	103
2018	5	5	7	6	35	35	9	9	—	—	56	55
Total	$270	$265	$250	$247	$148	$147	$70	$70	$—	$1	$738	$730
Credit protection	31.0%		22.2%		14.3%		11.2%		6.0%		22.8%

	Predecessor Company
	December 31, 2017
	AAA		AA		A		BBB		BB and Below		Total
Vintage Year [1]	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2008 & Prior	$71	$80	$36	$40	$—	$—	$—	$—	$1	$1	$108	$121
2009	—	—	8	8	—	—	—	—	—	—	8	8
2011	14	14	—	—	—	—	—	—	—	—	14	14
2012	21	22	—	—	10	10	13	12	—	—	44	44
2013	16	16	94	96	51	53	3	4	—	—	164	169
2014	16	17	23	23	31	31	5	5	3	4	78	80
2015	95	95	89	87	48	49	22	23	7	7	261	261
2016	98	98	127	124	43	44	34	35	—	—	302	301
2017	$20	$20	$101	$101	$—	$—	$16	$17	$—	$—	$137	$138
Total	$351	$362	$478	$479	$183	$187	$93	$96	$11	$12	$1,116	$1,136
Credit protection	31.2%		20.8%		13.8%		11.1%		7.9%		22.0%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to commercial mortgage loans. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans and may include participations. Loan participations are loans where the Company has purchased a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. As of September 30, 2018 (Successor Company), there were no loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract.
As of September 30, 2018 (Successor Company), mortgage loans had an amortized cost and carrying value of $2.1 billion, with a valuation allowance of $6. As of December 31, 2017 (Predecessor Company), mortgage loans had an amortized cost and carrying value of $2.9 billion, with no valuation allowance. Amortized cost represents carrying value prior to valuation allowances, if any.
The Company purchased $170 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 66% and a weighted average yield of 4.5% for the period of June 1, 2018 to September 30, 2018 (Successor Company). The Company purchased $61 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 4.1% for the period of January 1, 2018 to May 31, 2018 (Predecessor Company). The Company continues to invest in commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of September 30, 2018 (Successor Company) or December 31, 2017 (Predecessor Company).
Valuation Allowances on Mortgage Loans
For the period of June 1, 2018 to September 30, 2018 (Successor Company), the valuation allowances on mortgage loans increased $6, driven by individual property performance. For the period of January 1, 2018 to May 31, 2018 (Predecessor Company), there was no change to the valuation allowance on mortgage loans. For the year ended December 31, 2017 (Predecessor Company), the valuation allowances on mortgage loans decreased $19, largely driven by the foreclosure of a loan. Following the conclusion of the loan's foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during 2017. The foreclosed property was sold during April of 2018 (Predecessor Company).

Municipal Bonds
The following table presents the Company’s exposure to municipal bonds by type and weighted average credit quality included in the preceding Securities by Type table.

	Successor Company			Predecessor Company
	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$150	$147	A+	$198	$229	AA-
Revenue
Transportation	142	138	A+	192	213	A+
Leasing [1]	124	121	AA-	162	185	AA-
Education	70	68	AA+	137	155	AA
Power	56	55	A	126	139	A
Health Care	35	35	AA+	41	45	AA
Sales Tax	24	24	AA	34	40	AA
Housing	24	24	A+	49	53	A+
Water & Sewer	21	21	AA	41	43	AA-
Other	90	90	A	145	164	A
Total Revenue	586	576	A+	927	1,037	A+
Total Municipal	$736	$723	A+	$1,125	$1,266	A+

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

As of September 30, 2018 (Successor Company) the largest issuer concentrations were the state of California, the Ohio American Municipal Power, Inc., and Alameda County Joint Powers Authority, CA, which each comprised less than 6% of the municipal bond portfolio and were comprised of general obligation and revenue bonds. As of December 31, 2017 (Predecessor Company), the largest issuer concentrations were the State of California, the Oregon School Board Association, and Ohio American Municipal Power, Inc., which each compromised less than 6% of the municipal bond portfolio and were comprised of general obligation and revenue bonds.
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

Limited Partnerships and Other Alternative Investments Investment Income
	Successor Company				Predecessor Company
	For the three months ended September 30, 2018		June 1, 2018 to September 30, 2018		For the three months ended September 30, 2017		January 1, 2018 to May 31, 2018		For the nine months ended September 30, 2017
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$3	12.9%	$3	10.1%	$—	—%	$1	2.0%	$2	2.2%
Real estate funds	7	38.0%	8	29.6%	6	14.4%	2	3.3%	11	10.8%
Private equity and other funds	22	12.3%	24	10.4%	17	10.7%	38	13.3%	31	6.5%
Total	$32	14.8%	$35	12.3%	$23	9.8%	$41	10.4%	$44	6.5%

Investments in Limited Partnerships and Other Alternative Investments
	Successor Company		Predecessor Company
	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Hedge funds	$81	9.2%	$141	14.1%
Real estate funds	83	9.5%	159	15.9%
Private equity and other funds	713	81.3%	701	70.0%
Total	$877	100%	$1,001	100%
Available-for-Sale Securities — Unrealized Loss Aging
Total gross unrealized losses were $189 as of September 30, 2018 (Successor Company), and have increased $116, or 159%, from December 31, 2017 (Predecessor Company), due to higher interest rates. The increase was partially offset by the application of pushdown accounting in connection with the May 31, 2018 sale by the Company's indirect parent, Hartford Holding, Inc. ("HHI"). Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for more information regarding the sale by HHI. As of September 30, 2018 (Successor Company), $189 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. There were no securities depressed greater than 20%.
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

	Successor Company				Predecessor Company
	September 30, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost [1]	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	923	$3,740	$3,734	$(45)	498	$1,643	$1,636	$(7)
Greater than three to six months	1,405	7,555	7,403	(144)	241	837	827	(10)
Greater than six to nine months	—	—	—	—	89	218	216	(2)
Greater than nine to eleven months	—	—	—	—	47	53	52	(1)
Twelve months or more	—	—	—	—	379	1,495	1,442	(53)
Total	2,328	$11,295	$11,137	$(189)	1,254	$4,246	$4,173	$(73)

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Successor Company		Predecessor Company
	For the three months ended September 30, 2018	June 1, 2018 to September 30, 2018	For the three months ended September 30, 2017	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Credit Impairments
CMBS	$—	$—	$—	$—	$1
Corporate	—	—	1	—	13
Total Credit Impairments	—	—	1	—	14
Total Impairments	$—	$—	$1	$—	$14
For the three months ended September 30, 2018 and the period June 1, 2018 to September 30, 2018 (Successor Company)
For both the three months ended September 30, 2018 and the period of June 1, 2018 to September 30, 2018, there were no impairments recognized in earnings and no non-credit impairments recognized in other comprehensive income.
Future impairments may develop as the result of changes in intent-to-sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations.
For the period of January 1, 2018 to May 31, 2018 (Predecessor Company)
For the period of January 1, 2018 to May 31, 2018, there were no impairments recognized in earnings and no non-credit impairments recognized in other comprehensive income.
Three and nine months ended September 30, 2017 (Predecessor Company)
For the three and nine months ended September 30, 2017, impairments recognized in earnings were comprised of credit impairments of $1 and $14, respectively. The credit impairments were primarily related to one corporate security and was identified through security specific reviews and resulted from changes in the financial condition of the issuer. For the three and nine months ended September 30, 2017, there were no securities that the Company intended to sell or impairments on equity securities.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the financial resources of Talcott Resolution Life Insurance Company and its ability to generate strong cash flows, borrow funds at competitive rates and raise new capital to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
Talcott Resolution Life Insurance Company ("TL") has an intercompany liquidity agreement that allows for short-term advances of funds to its affiliates of up to $1.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a subsidiary, including Talcott Life and Annuity Insurance Company ("TLA"), as admitted assets for statutory accounting purposes. As of September 30, 2018, there were no amounts outstanding between TL and its' affiliates.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2018 is $686. Of this $686, the legal entities have posted collateral of $739, which is inclusive of initial margin requirements in the normal course of business. In addition, the Company has posted collateral of $29 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2018, a downgrade of one or two levels below the current financial strength ratings by either Moody's or S&P would not require additional assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $20 billion of cash and total general account invested assets, which includes the following fixed maturity securities and short-term investments to meet liquidity needs.

As of September 30, 2018
Fixed maturities	$14,086
Short-term investments	1,159
Cash	199
Less: Derivative collateral	1,027
Total	$14,417
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
Talcott Resolution Life Insurance Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The Connecticut Insurance Department ("CTDOI") will permit the Company to pledge up to approximately $900 in qualifying assets to secure FHLBB advances for 2018. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of September 30, 2018, TL had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of September 30, 2018
Total Contractholder obligations	$154,084
Less: Separate account assets [1]	106,829
General account contractholder obligations	$47,255
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$23,219
Fixed MVA annuities [3]	4,289
Other [4]	19,747
General account contractholder obligations	$47,255

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
Dividends
Dividends to the Company from its insurance subsidiaries and dividends from the Company to its parent are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a domiciled insurer exceeds the insurer’s earned surplus or certain other thresholds as calculated under applicable state insurance law, the dividend requires the prior approval of the domestic regulator. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. As a result of the sale, Talcott Resolution Life Insurance Company and its affiliates are required to gain pre-approval from the state insurance commissioner for any dividends, regardless of size, through May 31, 2020.

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
Cash Flows

	Successor Company	Predecessor Company
	June 1, 2018 to September 30, 2018	January 1, 2018 to May 31, 2018	For the nine months ended September 30, 2017
Net cash provided by (used for) operating activities	$(1,136)	$603	$612
Net cash provided by (used for) investing activities	$1,434	$463	$266
Net cash used for financing activities	$(346)	$(1,356)	$(1,193)
Cash - end of period	$199	$247	$239
For the period of June 1, 2018 to September 30, 2018 (Successor Company)
Net cash used for operating activities was primarily due to an increase in reinsurance recoverables driven by cash paid to fund the Commonwealth Annuity Reinsurance Agreement.
Net cash provided by investing activities was primarily related to net proceeds from short-term investments of $1.4 billion to fund the Commonwealth Annuity Reinsurance Agreement.
Net cash used for financing activities was related to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $346.
For the period of January 1, 2018 to May 31, 2018 (Predecessor Company)
Net cash provided by operating activities was primarily driven by cash from income tax refunds received.
Net cash provided by investing activities was primarily related to net proceeds from available-for-sale securities of $2.0 billion, partially offset by net payments for short-term investments of $1.5 billion and net payments for derivatives of $200.
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
For the nine months ended September 30, 2017 (Predecessor Company)
Net cash provided by operating activities was primarily related to net income for the period and reinsurance recoverables.
Net cash provided by investing activities was primarily related to net net proceeds from available-for-sale securities of $509, partially offset by net payments for derivatives and partnerships of $98 and $82, respectively.
Net cash used for financing activities was primarily related to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $914 and capital contributions paid to the parent company of $598.
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

The following table summarizes Talcott Resolution Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of October 29, 2018:

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
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $3.4 billion and $3.6 billion as of September 30, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively. The statutory capital amounts are based on actual statutory filings with the applicable regulatory authorities.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal operating officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Item 1A of Part II of the Company's Form 10-Q for the period ended June 30, 2018, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 2. PROPERTIES
The Company's principal executive offices are located in Windsor, Connecticut. In connection with the sale of Talcott Resolution Life, Inc., a Delaware corporation ("TLI") and the Company, the Company sold its Windsor, Connecticut facility to The Hartford Financial Services Group, Inc. and leases approximately 65,000 square feet of office space. The Company believes its properties and facilities are suitable and adequate for current operations. For further discussion of this transaction, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Item 6. EXHIBITS

See Exhibits Index on page	96

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018
EXHIBITS INDEX

Exhibit No.

3.01
Restated Certificate of Incorporation of Talcott Resolution Life Insurance Company (the “Company”), effective April 2, 1982, as amended by Amendment No. 1, effective August 3, 1984, as amended by Amendment No. 2 effective December 31, 1996, as amended by Amendment No. 3, effective July 25, 2000, as amended by Amendment No. 4, effective June 1, 2018.

3.02	Amended and Restated By-Laws of Talcott Resolution Life Insurance Company, effective June 1, 2018.
*10.01	Talcott Resolution Short-Term Incentive Compensation Plan Administrative Rules, effective November 1, 2018.**
*10.02	Hopmeadow Holdings, LP Phantom Unit Incentive Plan Administrative Rules, effective November 1, 2018.**
12.01	Computation of Ratio of Earnings to Fixed Charges **

31.01	Certification of Peter F. Sannizzaro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.02	Certification of Robert R. Siracusa pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.01	Certification of Peter F. Sannizzaro pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.02	Certification of Robert R. Siracusa pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
*    Management contract, compensatory plan or arrangement.
**    Filed with the Securities and Exchange Commission as an Exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
TALCOTT RESOLUTION LIFE INSURANCE COMPANY

/s/ Michael Hazel
Michael R. Hazel Vice President and Controller (Principal Financial Officer and duly authorized signatory)
November 5, 2018