Form 10-K
period 2018-12-31
TALCOTT RESOLUTION LIFE INSURANCE CO
filed 2019-02-22
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(Address of principal executive offices) (Zip Code)
(800) 862-6668
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark:			Yes	No
• if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			☐	☒
• if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.			☐	☒
•        whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
			☒	☐
•        whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2018 was $0, because all of the outstanding shares of Common Stock were owned by Talcott Resolution Life, Inc.
As of February 22, 2019, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

[a]
The information required by this item is set forth in the Enterprise Risk Management section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

[b]	See Index to Consolidated Financial Statements and Schedules elsewhere herein.

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

◦	the possibility of a terrorist attack, a pandemic, or other natural or man-made disaster that may increase the Company's mortality exposure and adversely affect its businesses;

◦	the possibility of losses from increased life expectancy trends among policyholders receiving long-term life contingent benefit payments;

◦	the possibility that the liability reserves for our payout annuities may be inadequate if there are medical improvements or other technological improvements that change our mortality assumptions;

◦
the possibility of policyholders utilizing benefits within their fixed or variable annuity contracts in a manner or to a degree different than Company expectations, particularly during adverse market conditions;

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

◦	the potential for further acceleration in amortization of the value of the business acquired ("VOBA") and an increase in reserve for certain guaranteed benefits in our variable annuities;

◦	the potential for valuation allowances against deferred tax assets;

•	Strategic and Operational Risks:

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
(Dollar amounts in millions unless otherwise stated)
General
Talcott Resolution Life Insurance Company, formerly Hartford Life Insurance Company, (together with its subsidiaries, “TL,” “Company,” “we” or “our”) is a provider of insurance and investment products in the United States (“U.S.”) and is a wholly-owned subsidiary of Talcott Resolution Life, Inc., a Delaware corporation ("TLI"). Hopmeadow Holdings LP (“Hopmeadow Holdings", or "HHLP ”) is a parent of the Company.
On May 31, 2018 ("Talcott Acquisition Date"), the Company's former indirect parent, Hartford Holding, Inc. ("HHI") completed the sale of the Company's parent to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group ("Global Atlantic"), Pine Brook and J. Safra Group. Although Talcott Resolution Life Insurance Company is no longer affiliated with The Hartford Financial Services Group, Inc. ("The Hartford") or any of its subsidiaries, The Hartford retained a 9.7 percent ownership interest in HHLP ("Talcott Resolution Sale Transaction").
On June 1, 2018, TL executed reinsurance agreements to reinsure certain fixed immediate and deferred annuity contracts, variable payout separate account annuity contracts, standard mortality structured settlements, and period certain structured settlement annuity contracts ("Commonwealth Annuity Reinsurance Agreement") to Commonwealth Annuity and Life Insurance Company ("Commonwealth"), a subsidiary of Global Atlantic which is a member of the acquiring investment group. TL reinsured an 85% quota share, except 75% for standard mortality structured settlements, in exchange for a $357 ceding commission that was fixed based on reinsuring approximately $9.3 billion of reserves as of December 31, 2016, plus annuitizations through closing and annuitizations from market value adjusted annuities post-close. The reinsurance agreement was executed after the Talcott Acquisition Date and as such, the accounting for the agreement was recorded after the TL balance sheet was adjusted to fair value in purchase and pushdown accounting. A deferred gain of approximately $1 billion was recorded in Other liabilities on the Consolidated Balance Sheet related to this reinsurance agreement and will be amortized over the life of the underlying policies reinsured.
At close, the Company had no continuing involvement in the pension and other post-employment benefits plans of The Hartford.
Subsequent to the closing, the Company will continue to write and cede to Hartford Life and Accident Insurance Company ("HLA") certain group and individual benefits business. Additionally, the Company will provide administrative services for structured settlements and terminal funding agreements written by HLA that will be retained by The Hartford.
In conjunction with the sale, the Company entered into a transition services agreement with The Hartford to provide general ledger, cash management, investment accounting and information technology infrastructure services for a period of up to two years. These transition services are not considered a material change in internal controls as the controls are substantially similar to those that existed prior to the Talcott Resolution Sale Transaction. The Company monitors and maintains oversight of the control environment provided by The Hartford covering these services and considers these controls in the evaluation of our internal control environment. The Company also entered into an administrative service agreement whereby The Hartford will manage invested assets of the Company for an initial term of five years. In addition, the Company will continue to collect revenue sharing fees from The Hartford’s mutual funds business related to Hartford HLS funds held in the Company’s separate accounts.
Organization
The Company's mission is to profitably grow and efficiently manage the business while honoring the Company's obligations to its contractholders. The Company manages approximately 651 thousand annuity contracts with retained account value of approximately $42 billion and private placement life insurance with account value of approximately $42 billion as of December 31, 2018.
The Company’s results of operations are primarily influenced by the financial results of the variable and fixed annuity, institutional investment and private placement products as well as the capital gain and loss activity associated with the Company’s variable annuity hedging program. Total assets and total stockholder’s equity were $150.1 billion and $2.0 billion, respectively, at December 31, 2018.
The Company previously sold fixed and variable annuities, individual life insurance, retirement plans, institutional investment products, private placement life insurance and group life and group and individual disability benefits. In 2013, the Company sold its retirement plans business and substantially all of its individual life business via reinsurance transactions.

The individual annuity business in run-off includes both variable and fixed annuities with many contracts in an asset accumulation phase before the contract reaches the payout or annuitization phase. Most of the Company's variable annuity contracts sold to individuals provide a guaranteed minimum death benefit ("GMDB") during the accumulation period that is generally equal to the greater of (a) the contract value at death or (b) premium payments less any prior withdrawals and may include adjustments that increase the benefit, such as for maximum anniversary value ("MAV"). In addition, some of the variable annuity contracts provide a guaranteed minimum withdrawal benefit ("GMWB") whereby if the account value is reduced to a specified level through a combination of market declines and withdrawals, the contract holder is entitled to a guaranteed remaining balance ("GRB"), which is generally equal to premiums less withdrawals. Many policyholders with a GMDB also have a GMWB. These benefits are not additive. Policyholders that have a product with both guarantees can receive, at most, the greater of the GMDB or GMWB.

Principal Products and Services
Variable Annuity
Represents variable insurance contracts entered into between the Company and an individual policyholder. Products provide a current or future income stream based on the value of the individual's contract at annuitization, and can include a variety of guaranteed minimum death and withdrawal benefits.

Fixed Annuity
Fixed Annuities represent fixed insurance contracts entered into between the Company and an individual policyholder. Products guarantee a minimum rate of interest and fixed amount of periodic payments.

Payout Annuity
These are primarily in the form of structured settlements and terminal funding agreements. Structured settlements are contracts that provide periodic payments to claimants in settlement of a claim, a portion of which is related to the Company's settlement of property and casualty insurance claims from The Hartford. Terminal funding agreements are single premium group annuities, most typically purchased by companies to fund pension plan liabilities. These also include single premium immediate payouts, deferred and matured contracts.

Private Placement Life Insurance
Represents variable life insurance policies that have a cash value which appreciates based on investment performance of funds held and includes individual high net worth and Corporate Owned Life Insurance ("COLI")

Reserves
The Company and its insurance subsidiaries establish and carry as liabilities, reserves for its insurance products to estimate for the following:

•	account value is a liability equal to the balance of the life and annuity insurance policyholder as of a point in time;

•	a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future estimated net premiums;

•	fair value reserves for living benefits embedded derivative guarantees; and

•	death and living benefit reserves which are computed based on a percentage of revenues less actual claim costs.
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
Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the Company's portfolios to maximize economic value, and generate the returns necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, but are not limited to, asset sector, credit issuer allocation limits and maximum portfolio limits for below investment grade holdings. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A – Enterprise Risk Management. Following the Talcott Resolution Sale Transaction, HIMCO will continue to manage invested assets of the Company for an initial term of five years.
Enterprise Risk Management
The Company has insurance, operational and financial risks. For a discussion on how the Company manages these risks, see Part II, Item 7, MD&A - Enterprise Risk Management.
Regulations
State Insurance Department Regulation. State insurance laws are intended to supervise and regulate insurers with the goal of protecting policyholders and ensuring the solvency of the insurers. As such, the insurance laws and regulations grant broad authority to state insurance departments (the “Departments”) to oversee and regulate the business of insurance. The Departments monitor the financial stability of an insurer by requiring insurers to maintain certain solvency standards and minimum capital and surplus requirements; invested asset requirements; state deposits of securities; guaranty fund premiums and assessments to cover certain obligations of insolvent insurance companies; restrictions on the size of risks which may be insured under a single policy; and adequate reserves and other necessary provisions for unearned premiums, benefits, losses and loss adjustment expenses and other liabilities, both reported and unreported. In addition, the Departments perform periodic market and financial examinations of insurers and require insurers to file annual and other reports on the financial condition of the companies. Policyholder protection is also regulated by the Departments through licensing of insurers, agents and brokers and others; approval of premium rates and policy forms; claims administration requirements; and maintenance of minimum rates for accumulation of surrender values.
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
The National Association of Insurance Commissioners (“NAIC”), the organization that works to promote standardization of best practices and assists state insurance regulatory authorities and insurers, conducted the “Solvency Modernization Initiative” (the “Solvency Initiative”). The effort focused on reviewing the U.S. financial regulatory system and financial regulation affecting insurance companies including: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. As a result of the Solvency Initiative, among other items, the NAIC adopted the Corporate Governance Annual Disclosure Model Act, which was enacted by the Company’s lead domestic state of Connecticut. The model law requires insurers to make an annual confidential filing regarding their corporate governance policies. In addition, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which also has been adopted by Connecticut. ORSA requires insurers to maintain a risk management framework and conduct an internal risk and solvency assessment of the insurer’s material risks in normal and stressed environments. Many state insurance holding company laws, including those of Connecticut, have also been amended to require insurers to file an annual confidential enterprise risk report with their lead domestic regulator, disclosing material risks within the entire holding company system that could pose an enterprise risk to the insurer.
Federal Regulation. Prior to the Company going into run off in 2012, the Company sold variable life insurance, variable annuity, and some fixed guaranteed products that are “securities” registered with the SEC under the Securities Act of 1933, as amended. Some of the products have separate accounts that are registered as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act”), and/or are regulated by state law. Separate account investment products are also subject to state insurance regulation. Moreover, each registered separate account is divided into sub-accounts, each of which invests in an underlying mutual fund that is also registered as an investment company under the 1940 Act.
Privacy Regulation. Moreover, federal law and the laws of many states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of many states also regulate disclosures and disposal of customer information. Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.
Failure to comply with federal and state laws and regulations may result in fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of our operations and/or our employees.
Intellectual Property
The Company relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.
The Company has a trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademarks of the Talcott name. The duration of trademark registrations may be renewed indefinitely subject to country-specific use and registration requirements. We regard our trademarks as extremely valuable assets in marketing our products and services and vigorously seek to protect them against infringement. In addition, we own a number of patents and patent applications, some of which may be important to our business operations. Patents are of varying duration depending on filing date, and will typically expire at the end of their natural term.
Employees
At December 31, 2018, the Company had no direct employees. The Company's operations are managed by employees of its parent, TLI, and the costs of these services are allocated to the Company through an intercompany services and cost allocation agreement.
Available Information
The Company's Internet address is www.talcottresolution.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the financial statement sections of our website https://www.talcottresolution.com/financialinformation.html as soon as reasonably practicable after they are filed electronically with the SEC. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References in this report to our website address are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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
Below are several key factors impacted by changes in economic, political, and global market conditions and their potential effect on the Company’s business and results of operation:
Credit Spread Risk - Credit spread exposure is reflected in the market prices of fixed income instruments where lower rated securities generally trade at a higher credit spread. If issuer credit spreads increase or widen, the market value of our investment portfolio may decline. If the credit spread widening is significant and occurs over an extended period of time, the Company may recognize other-than-temporary impairments, resulting in decreased earnings. If credit spreads tighten, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, the value of credit derivatives under which the Company assumes exposure or purchases protection are impacted by changes in credit spreads, with losses occurring when credit spreads widen for assumed exposure or when credit spreads tighten if credit protection has been purchased.
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities and in certain of our terminal funding contracts. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuity payments we owe contract-holders, we are required to use current crediting rates. In many capital market scenarios, current crediting rates are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates, the calculation of statutory reserves may not substantially offset the change in fair value of the statutory separate account assets, resulting in reductions in statutory surplus. This may result in the need to devote additional capital to support the fixed MVA product.
Equity Markets Risk - A decline in equity markets may result in lower earnings from our operations where fee income is earned based upon the fair value of the assets under management. A decline in equity markets may also decrease the value of equity securities and limited partnerships and other alternative investments held in the Company’s general account portfolio, thereby negatively impacting our financial condition or reported earnings. In addition, certain of our annuity products have GMDBs or GMWBs. Expected claims related to these guarantees increase when equity markets decline requiring us to hold more statutory capital. While our hedging assets seek to reduce the statutory surplus impact and net economic sensitivity of our potential obligations from guaranteed benefits to market fluctuations, because of the accounting asymmetries between our hedging targets and statutory and GAAP accounting principles for our guaranteed benefits, rising equity markets and/or rising interest rates may result in statutory or GAAP losses.
Interest Rate Risk - Global economic conditions may result in the persistence of a low interest rate environment which would continue to pressure our net investment income and could result in lower margins on certain products. Due to the long-term nature of the Company's liabilities, such as structured settlements and guaranteed benefits on variable annuities, declines in interest rates over an extended period of time would result in lower reinvestment yields, increased hedging costs, reduced spreads on our annuity products and greater capital volatility. On the other hand, a rise in interest rates, in the absence of other countervailing changes, would reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically, certain of our products might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position.
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
Unanticipated policyholder behavior, combined with adverse market events, may have a material adverse effect on our business, financial condition, results of operations and liquidity.
In general, policyholder behavior risk can be thought of as how efficiently policyholders are utilizing the options embedded within their contracts, especially during adverse market conditions when benefit guarantees are more likely to be more valuable.  These options may include but are not limited to lapses, the timing and/or amount of partial withdrawals, utilization of features available through withdrawal benefit riders, and utilization of investment options.  Unanticipated policyholder behavior, combined with adverse market events, may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our payout annuity liabilities could prove to be inadequate if there are substantial medical improvements or other fundamental changes in the life expectancies of our annuitants.
Our payout annuity liabilities are calculated using assumptions for mortality rates and improvement rates in mortality. If there is a substantial medical breakthrough that materially changes the life expectancies of our annuitants, liability reserves for our payout annuities may prove to be inadequate, especially with respect to our terminal funding, single premium immediate annuities and structured settlements books of business. This change in future mortality rates could also impact our variable annuities with lifetime GMWBs.
Financial Strength, Credit and Counterparty Risks
The amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control.
As a licensed insurance company, we are subject to statutory accounting standards and statutory capital and reserve requirements prescribed by insurance regulators and the National Association of Insurance Commissioners (“NAIC”). The minimum capital we must hold is based on risk-based capital (“RBC”) formulas for life companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including:

•	the amount of statutory income or losses we generate,

•	changes to statutory liabilities,

•	changes in future cash flows,

•	the amount of additional capital we must hold,

•	the amount of dividends made to our parent company,

•	changes in equity market levels,

•	the value of certain fixed-income and equity securities in our investment portfolio,

•	the value of certain derivative instruments,

•	changes in interest rates,

•	changes to federal tax laws,

•	admissibility of deferred tax assets, and

•	changes to the NAIC RBC formulas.
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
Moreover, the NAIC is considering modifications to several components of its risk-based capital formula, including C-1 factors for asset risk, C-2 factors for annuitant longevity risk, the C3 Phase 2 formula for variable annuities, and the C3 Phase 1 formula for fixed annuities. The details and timing of the implementation of these changes are uncertain, but should they be adopted, they are likely to increase the required capital for the Company.
The Company is also rated as a run-off operation, which translates into a lower rating than a similarly capitalized company not in run-off. If our statutory capital resources are insufficient to maintain a particular rating and if we were not to raise additional capital, either at its discretion or because it was unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies. Downgrades below certain thresholds could trigger counterparty rights to require us to assign certain of our products to other carriers or to terminate reinsurance treaties. Downgrades in the Company's RBC ratio or downgrades in our financial strength or credit ratings below certain contractual thresholds could also result in additional collateral requirements on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. The occurrence of certain of these downgrade events could have an adverse material impact on the Company's results of operations, financial condition or liquidity.

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
Connecticut state laws limit the payment of dividends and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. As a result of the Talcott Resolution Sale Transaction, the Connecticut Department of Insurance ("CTDOI") would need to approve any declaration of dividends prior to May 31, 2020.
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
We use models to help make decisions related to, among other things, capital management, reserving, investments, hedging, and reinsurance. Both proprietary and third party models we use incorporate numerous assumptions and forecasts about the future level and variability of interest rates, capital requirements, currency exchange rates, policyholder behavior, mortality/longevity, equity markets and inflation, among others. The models are subject to the inherent limitations of any statistical analysis as the historical internal and industry data and assumptions used in the models may not be indicative of what will happen in the future. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, our estimates of capital adequacy or the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
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
If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of the value of the business acquired (VOBA) and increase reserves for GMDB and GMWB on variable annuities, which could adversely affect our results of operation.
The Company has established VOBA associated with the expected future profits of its variable annuity products. This VOBA is amortized over the expected life of the variable annuity contracts. The remaining cost is referred to as the VOBA asset. We amortize these costs based on the ratio of actual gross profits in the period to the present value of current and future estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the VOBA asset to determine if an impairment exists. The Company also establishes reserves for GMDB and the life contingent portion of GMWB using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions that may not prove accurate, including those related to the separate account fund returns, full or partial surrender rates, mortality, withdrawal benefit utilization, withdrawal rates, annuitization, policy maintenance expenses, and hedging costs.
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
The Talcott Resolution Sale Transaction involves risks, including difficulties associated with the separation of our operations, services and personnel from our former parent and the stand-up of the Company as an independent entity (the “Separation”). There can be no certainty that all risks associated with the Separation are known or that management will be able to mitigate all such risks. Difficulties associated with the Separation may include expanding our infrastructure to support our operations, the diversion of management’s attention from our business, the potential loss of key employees, operational disruptions, regulatory scrutiny, greater reliance on third-party service providers, increased potential for a cybersecurity breach, and re-negotiation of service agreements, any of which could result in a material adverse effect to our financial condition, results of operations or cash flows.
In connection with the Talcott Resolution Sale Transaction, Talcott Resolution Life, Inc. ("TLI"), the Company's parent, has entered into a Transition Services Agreement (the “Transition Services Agreement”) with Hartford Fire Insurance Company (“HFIC”), a subsidiary of The Hartford, under which HFIC and its affiliates will provide certain services to TLI and its affiliates, including the Company. The services to be provided pursuant to the Transition Services Agreement include certain operational, information technology, compliance, communication and marketing, investment portfolio management, accounting and other services that HFIC will provide TLI for agreed-upon fees. If we are unsuccessful in expanding our infrastructure to the extent necessary to fully transition these services to the Company on a timely and cost efficient basis as part of our Separation, our results of operation and financial condition could be adversely impacted.
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
Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, the Company is not aware of having experienced a material breach of our cybersecurity systems, administrative and technical controls as well as other preventive actions may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks or other security breaches to our systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, impede or interrupt our business operations and result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to protect privileged and confidential information, we may be unable to secure the information in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have appropriate controls to protect confidential information.
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
We may pursue one or more transactions or take other actions, which may include pursuing strategic acquisitions or divestitures or other strategic transactions. Because these transactions involve a number of challenges, uncertainties and risks, we may not be able to consummate any such transaction or, if concluded, achieve some or all of the benefits that we expected to derive from it. Pursuit of these initiatives may also, among other things, result in a loss of employees or clients, negatively affect policyholder behavior or result in potentially adverse capital, ratings or tax consequences. In addition, the completion of an acquisition may require use of our capital and may involve difficulty integrating acquired businesses into our existing operations. Moreover, completion of an acquisition, divestiture or other strategic initiative may require regulatory approvals or other third-party approvals, and such approvals may not be able to be obtained or may involve significant additional cost, time, regulatory capital commitments and other regulatory conditions and obligations. There can be no assurances that we will manage acquisitions and dispositions or other strategic initiatives successfully, that strategic opportunities will be available to us on acceptable terms or at all, or that we will be able to consummate desired transactions. As a result of any of the foregoing, our business, financial condition, results of operations and liquidity could be negatively impacted.
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
In the U.S., state and federal regulatory initiatives and legislative developments may significantly affect our operations in ways that we cannot predict.
The Company and its insurance subsidiaries are regulated by the insurance departments of the states in which we are domiciled, licensed or authorized to conduct business. As a result, we are subject to extensive laws and regulations that are complex, subject to change and often conflicting in their approach or intended outcomes. Compliance with these laws and regulations can increase costs. State regulations generally seek to protect the interests of policyholders rather than an insurer or the insurer’s shareholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorizing lines of business, approving policy forms and premium rates, setting statutory capital and reserve requirements and limiting the types and amounts of certain investments. State insurance departments also set constraints on domestic insurer transactions with affiliates and dividends and, in many cases, must approve affiliate transactions and extraordinary dividends as well as strategic transactions such as acquisitions and divestitures.
In addition, future regulatory initiatives could be adopted at the federal or state level that could impact the profitability of our businesses. For example, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC continues to enhance the U.S. system of insurance solvency regulation, with a particular focus on group supervision, risk-based capital, accounting and financial reporting, enterprise risk management and reinsurance. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. In addition, the Federal Reserve Board and the International Association of Insurance Supervisors ("IAIS") each have initiatives underway to develop insurance group capital standards. While the Company would not currently be subject to either of these capital standard regimes, it is possible that in the future, standards similar to what is being contemplated by the Federal Reserve Board or the IAIS could apply to the Company, with unclear implications. The NAIC is in the process of developing a U.S. group capital calculation that will employ a methodology based on aggregated risk-based capital with unclear implications.

The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry that could adversely affect our financial condition and results of operations. The Dodd-Frank Act requires central clearing of certain derivatives transactions and greater margin requirements for those transactions, which increases the costs of our hedging program. The amount of collateral we may be required to pledge under our derivative transactions may increase as a result of a new requirement to pledge initial margin for uncleared OTC derivative transactions entered which will likely be applicable to us in September 2020. This would increase our costs and could adversely affect the liquidity of our investments and the composition of our investment portfolio. In addition, the proprietary trading and market making limitation of the Volcker Rule could adversely affect the pricing and liquidity of our investment securities and limitations of banking entity involvement in and ownership of certain asset-backed securities transactions could adversely affect the market for insurance-linked securities. It is unclear whether and to what extent Congress will make changes to the Dodd-Frank Act, and how those changes might impact us or our business, financial conditions, results of operations and liquidity.
There also continues to be an increase in the promulgation of laws relating to cybersecurity and data privacy at the state and federal level. See "Legislative and Regulatory Developments" under Item 7 "Capital Resources and Liquidity" in Part III. For example, New York's Cybersecurity Regulation, enacted in February 2017, places cybersecurity requirements upon all covered financial institutions, and each institution is required to sign a certificate of compliance annually. Other states have adopted similar cybersecurity requirements that apply to the Company. This trend in advanced cybersecurity requirements could have a negative impact on the Company, due to increased costs of implementation.
In addition, data privacy laws continue to be on the rise, with an ever increasing number of strict requirements. To illustrate, the California Consumer Privacy Act of 2018, slated to go into effect in 2020, creates numerous consumer rights, including, but not limited to, giving consumers the right to know what personal information is collected about them, whether such information is being sold and to whom and the right to access or delete such personal information. This rise in stricter privacy regulations, as well as the differences between each state’s laws, is costly to implement and non-compliance can result in material losses to Company, all of which could have a material negative impact on the Company's results of operations, liquidity and financial condition.
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
The Company is involved in litigation arising in the ordinary course of business related to products previously sold and is also involved in legal actions outside of the ordinary course, some of which assert claims for substantial amounts. Significant changes in the legal environment could cause our ultimate liabilities to change from our current expectations. Such changes could be judicial in nature, like trends in the size of jury awards and developments in the law relating to contractual rights and obligations of insurers.  Legislative developments, like changes in federal or state laws relating to the rights and obligations of insurers, could have a similar effect. It is impossible to forecast such changes reliably, much less to predict how they might affect our reserves. Thus, significant judicial or legislative developments could adversely affect the Company’s business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws and tax rates or regulations could have a material adverse effect on our profitability and financial condition. For example, the recent reduction in tax rates due to the Tax Cuts and Jobs Act reduced our deferred tax assets resulting in a charge against earnings. A reduction in tax rates or change in laws could adversely affect the Company’s value of deferred tax assets.
In the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate provisions of current tax law that are beneficial to the Company, including the dividends received deduction, tax credits, and insurance reserve deductions, or could impose new taxes.
On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the "Tax Cuts and Jobs Act" ("Tax Reform"). The exact impacts of many of the provisions will not be fully known until Treasury and the IRS provide clarification by issuing rules, regulations and advice. In response to the recent changes in the federal tax law, we could see states enact changes to their tax laws which, in turn, could affect the Company negatively.  Among other risks, there is risk that these additional clarifications could increase the taxes on the Company or further increase administrative costs.
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
The Company's principal executive offices are located in Windsor, Connecticut. In connection with the Talcott Resolution Sale Transaction, the Company sold its Windsor, Connecticut facility to The Hartford Financial Services Group, Inc. and leases approximately 65,000 square feet of office space. The Company believes its properties and facilities are suitable and adequate for current operations. For further discussion of this transaction, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.

Item 3.	LEGAL PROCEEDINGS
Litigation
The Company is involved in claims litigation arising in the ordinary course of business with respect to group and individual life insurance products and annuity contracts. The Company accounts for such activity through the establishment of reserves for future policy benefits. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of the Company.
The Company is, from time to time, also involved in other kinds of legal actions, some of which assert claims for substantial amounts. Such actions have alleged, for example, bad faith in the handling of insurance claims and improper sales practices in connection with the sale of insurance and investment products. Some of these actions also seek punitive damages. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.
PART II

Item 5.	MARKET FOR TALCOTT RESOLUTION LIFE INSURANCE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the Company’s outstanding shares are ultimately owned by Talcott Resolution Life, Inc. As of February 22, 2019, the Company had issued and outstanding 1,000 shares of common stock, $5,690 par value per share. There is no established public trading market for the Company’s common stock.
For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") under “Dividends”.

Item 6.	SELECTED FINANCIAL DATA
The following table sets forth the Company's selected consolidated financial data at the dates and for the periods indicated below. The selected financial data should be read in conjunction with MD&A presented in Item 7 and the Company's Consolidated Financial Statements and the related Notes beginning on page F-1.

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the Years Ended December 31,
($ In millions)			2017	2016	2015	2014
Income Statement Data
Total revenues [1]	1,222	836	2,232	2,382	2,499	3,362
Net income (loss) [2]	409	94	(46)	282	500	676

[1]	The decline in Total revenues is primarily driven by lower fees and lower NII due to the continued run off of the business.

[2]	Net income (loss) is driven by the impacts to Total revenues as well as impacts from DAC/VOBA unlocks and Tax Reform in 2017.

	Successor Company	Predecessor Company
	As of December 31, 2018	As of December 31,
($ In millions)		2017	2016	2015	2014
Balance Sheet Data
Total assets [3]	150,146	168,732	170,346	175,350	191,775
Total stockholder's equity [4]	2,005	6,680	7,821	8,162	9,291

[3]	The decline in Total assets is primarily driven by the continued run off of the business and the Commonwealth Annuity Reinsurance Agreement entered into on June 1, 2018.

[4]	Total stockholder's equity declined due to the application of pushdown accounting related to the Talcott Resolution Sale Transaction and the continued run off of the business.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions unless otherwise stated)
The MD&A addresses the financial condition of Talcott Resolution Life Insurance Company and its subsidiaries (“TL” or the “Company”) as of and for the year ended December 31, 2018 "Successor Company" along with the reporting periods ending May 31, 2018 and the 2017 and 2016 periods "Predecessor Company". This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Fee income and other	$502	$381	$906	$969
Earned premiums	31	42	105	203
Net investment income	509	520	1,281	1,373
Net realized capital gains (losses)	142	(107)	(60)	(163)
Amortization of deferred reinsurance gain	38	—	—	—
Total revenues	1,222	836	2,232	2,382
Benefits, losses and loss adjustment expenses	415	534	1,406	1,437
Amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA")	98	16	48	114
Insurance operating costs and other expenses	235	183	400	472
Other intangible asset amortization	4	—	—	—
Dividends to policyholders	2	2	2	3
Total benefits, losses and expenses	754	735	1,856	2,026
Income before income taxes	468	101	376	356
Income tax expense [1]	59	7	422	74
Net income (loss)	$409	$94	$(46)	$282

[1]
The effective tax rate differs from the U.S. statutory rate of 21% in 2018 and 35% in 2017 and 2016, respectively, primarily due to the separate account dividends received deduction ("DRD"). For a reconciliation of the income tax provision at the U.S. Federal statutory rate to the provision for income taxes, see Note 10 - Income Taxes of Notes to Consolidated Financial Statements.

For the period of June 1, 2018 to December 31, 2018 (Successor Company)
Net income was primarily driven by fee income and other as well as net investment income and net realized capital gains due to macro hedge program gains partially offset by benefits, losses and loss adjustment expenses, amortization of VOBA and insurance operating costs and other expenses.
Fee income and other for the period continued to decline due to the run off of the variable annuity block of business. Net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels due to the reinsurance agreement that the Company entered into with Commonwealth as well as the continued run off of the Company's business, partially offset by an increase in income from limited partnerships and other alternative investments. Amortization of VOBA increased due to macro hedge program gains. Insurance operating costs and other expenses include separation, stand-up and reinsurance related costs which were partially offset by the amortization of the deferred gain on the Commonwealth Annuity Reinsurance Agreement.
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

For the year ended December 31, 2017 compared to the year ended December 31, 2016 (Predecessor Company)
The decrease in net income was primarily due to a charge to income tax expense of $396 arising from the reduction of net deferred tax assets due to the enactment of lower Federal income tax rates, partially offset by a decline in net realized capital losses. The effect of lower amortization of deferred policy acquisition costs, lower benefits, losses and loss adjustment expenses, and lower insurance operating costs and other expenses, was offset by lower earned premiums and lower fee income and other.
Fee income, earned premiums, and insurance operating costs and other expenses decreased primarily due to the continued run off of the variable annuity block of business.
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
Insurance operating costs and expenses decreased largely due to the run off of the business requiring less staff and other operating expenses.

INVESTMENT RESULTS

Composition of Invested Assets
	Successor Company		Predecessor Company
	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$13,839	71.2%	$22,799	77.0%
Fixed maturities, at fair value using the fair value option ("FVO")	12	0.1%	32	0.1%
Equity securities, at fair value [1]	116	0.6%	—	—%
Equity securities, AFS, at fair value	—	—%	154	0.5%
Mortgage loans	2,100	10.8%	2,872	9.7%
Policy loans, at outstanding balance	1,441	7.4%	1,432	4.9%
Limited partnerships and other alternative investments	894	4.6%	1,001	3.4%
Other investments [2]	201	1.0%	213	0.7%
Short-term investments	844	4.3%	1,094	3.7%
Total investments	$19,447	100%	$29,597	100%

[1]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value.

[2]	Primarily relates to derivative instruments.
Total investments decreased since December 31, 2017 (Predecessor Company), primarily as a result of reinsurance agreements to reinsure certain fixed immediate and deferred annuity contracts, standard mortality structured settlements and period certain structured settlement annuity contracts to Commonwealth as well as the continued run off of the Company's business. The aggregate amount of invested assets that the Company transferred to the reinsurer or sold to fund the Commonwealth Annuity Reinsurance Agreement was approximately $8.5 billion.

Net Investment Income
	Successor Company		Predecessor Company

	June 1, 2018 to December 31, 2018		January 1, 2018 to May 31, 2018		For the years ended December 31,
					2017		2016
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$343	4.0%	$395	4.6%	$995	4.5%	$1,049	4.6%
Equity securities	9	7.7%	4	4.3%	9	3.8%	8	3.7%
Mortgage loans	49	4.1%	54	4.5%	124	4.4%	135	4.7%
Policy loans	48	5.7%	32	5.3%	79	5.5%	83	5.8%
Limited partnerships and other alternative investments	67	13.7%	41	10.4%	75	8.3%	86	8.3%
Other [3]	11		13		54		64
Investment expense	(18)		(19)		(55)		(52)
Total net investment income	$509	4.5%	$520	4.7%	$1,281	4.5%	$1,373	4.6%
Total net investment income excluding limited partnerships and other alternative investments	$442	4.1%	$479	4.5%	$1,206	4.4%	$1,287	4.5%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at amortized cost as applicable, excluding repurchase agreement and securities lending collateral, if any, and derivatives book value.

[2]	Includes net investment income on short-term investments.

[3]
For the period of June 1, 2018 to December 31, 2018, includes dividends received from seed money investments in Hartford funds and other business which is reinsured. For the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and for the years ended December 31, 2017 and 2016 (Predecessor Company), primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.

For the period June 1, 2018 to December 31, 2018 (Successor Company)
Total net investment income for the period of June 1, 2018 to December 31, 2018 was $509. Total net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels due to the Commonwealth Annuity Reinsurance Agreement that the Company entered into as well as the continued run off of the Company's business.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.1% for the period of June 1, 2018 to December 31, 2018. Excluding make-whole payments on fixed maturities and mortgage loan pre-payments, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.1% for the same period.
The new money yield for the period of June 1, 2018 to December 31, 2018, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 4.3%, which was above the average yield of sales and maturities of 3.9% for the same period due to higher interest rates.
We expect the annualized net investment income yield in 2019, excluding limited partnerships and other alternative investments, to be slightly higher than the portfolio yield earned for the period June 1, 2018 to December 31, 2018 due to higher reinvestment rates. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.
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
Year ended December 31, 2017 (Predecessor Company), compared to the year ended December 31, 2016 (Predecessor Company)
Total net investment income for the years ended December 31, 2017 and 2016 was $1,281 and $1,373, respectively. Total net investment income decreased primarily due to lower asset levels as well as lower income received from previously impaired securities.
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

Net Realized Capital Gains (Losses)
	Successor Company	Predecessor Company

	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
(Before-tax)			2017	2016
Gross gains on sales	$12	$49	$226	$211
Gross losses on sales	(38)	(112)	(58)	(93)
Equity securities [1]	(21)	2	—	—
Net OTTI losses recognized in earnings	(7)	—	(14)	(28)
Valuation allowances on mortgage loans	(5)	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	12	12	48	(38)
Macro hedge program	153	(36)	(260)	(163)
Total results of variable annuity hedge program	165	(24)	(212)	(201)
Transactional foreign currency revaluation	9	(6)	(1)	(70)
Non-qualifying foreign currency derivatives	(10)	7	(5)	57
Other, net [2]	37	(23)	2	(39)
Net realized capital gains (losses)	$142	$(107)	$(60)	$(163)

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities, includes all changes in fair value and trading gains and losses for equity securities at fair value.

[2]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts.

Gross Gains and Losses on Sales

•
Gross gains and losses on sales for the period of June 1, 2018 to December 31, 2018 (Successor Company) resulted from duration, liquidity and credit management within corporate and U.S. Treasury securities.

•
Gross gains and losses on sales for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) were primarily the result of sales of fixed maturities, AFS executed in order to fund the Commonwealth Annuity Reinsurance Agreement. Gross gains and losses on sales also resulted from duration, liquidity and credit management within corporate and U.S. Treasury securities. In addition, gross losses on sales include the transfer of property recognized in connection with the May 31, 2018 sale of the Company.

•
Gross gains and losses on sales were primarily the result of duration, liquidity and credit management within corporate securities, equity securities and U.S. Treasury securities for the years ended December 31, 2017 (Predecessor Company) and December 31, 2016 (Predecessor Company), respectively.

Variable Annuity Hedge Program

•
For the period of June 1, 2018 to December 31, 2018 (Successor Company), gains on the variable annuity hedge program included gains related to the macro hedge program of $134 driven by declines in the domestic equity markets, gains of $35 driven by an increase in equity market volatility, and gains of $34 due to a decrease in interest rates, partially offset by losses of $52 driven by time decay of options. The gains on the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, are primarily due to non-market factors.

•
For the period of January 1, 2018 to May 31, 2018 (Predecessor Company), losses on the variable annuity hedge program included losses related to the macro hedge program primarily due to losses of $33 driven by time decay on options and losses of $8 driven by an increase in domestic equity markets, partially offset by gains of $7 related to a increase in equity market volatility. These losses were partially offset by gains on the combined GMWB derivative, net which include the GMWB product, reinsurance and hedging derivatives was primarily due to a increase in volatility of $3 and policy holder behavior of $3, as well as an increase in interest rates of $2.

•
For the year ended December 31, 2017 (Predecessor Company), losses on the variable annuity hedge program included losses related to the macro hedge program primarily due to losses of $180 driven by improvements in the equity markets and $85 driven by time decay of options. These losses were partially offset by gains on the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, primarily due to gains of $25 driven by time decay of options, $20 due to a decline in the equity market volatility and $20 due to policyholder behavior.

•
For the year ended December 31, 2016 (Predecessor Company), the loss related to the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, was primarily driven by losses of $53 due to liability/model assumption updates, $22 due to the effect of increases in equity markets and losses of $12 resulting from regression updates and other changes, partially offset by gains of $40 resulting from policyholder behavior and $29 related to an outperformance of the underlying actively managed funds compared to their respective indices. The macro hedge program loss was primarily due to a loss of $96 due to an increase in equity markets and a loss of $58 driven by time decay on options.

Other, net

•	Other, net gains for the period of June 1, 2018 to December 31, 2018 (Successor Company), was primarily due to gains on interest rate derivatives due to a decrease in interest rates.

•
Other, net losses for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) were primarily due to losses on interest rate derivatives partially offset by gains associated with modified coinsurance reinsurance contracts, both driven by an increase in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	estimated gross profits used in the valuation and amortization of assets (including VOBA) and liabilities associated with variable annuity and other universal life-type contracts;

•	deferred gain on reinsurance;

•	living benefits required to be fair valued (in other policyholder funds and benefits payable);

•	valuation of investments and derivative instruments including evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans;

•	valuation allowance on deferred tax assets; and

•	contingencies relating to corporate litigation and regulatory matters.
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
Estimated Gross Profits
Estimated gross profits (“EGPs”) are used in the valuation and amortization of the VOBA (Successor Company) and DAC (Predecessor Company) assets. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

Significant EGP-based Balances
	Successor Company	Predecessor Company
	As of December 31, 2018	As of December 31, 2017
DAC [1]	$—	$405
VOBA [1]	$716	$—
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$178	$409

[1]	For additional information on DAC and VOBA, see Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 7 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Consolidated Financial Statements.

Benefit (Charge) to Income, Net of Tax, as a Result of Unlock [1]
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the Years Ended December 31,
			2017	2016
DAC	$—	$(3)	$2	$(74)
VOBA	(19)	—	—	—
Death and Other Insurance Benefit Reserves	7	—	(20)	14
Total (pre-tax)	(12)	(3)	(18)	(60)
Income tax effect	(3)	(1)	(7)	(21)
Total (after-tax)	$(9)	$(2)	$(11)	$(39)

[1]
For further information, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Consolidated Financial Statements.

The Unlock benefit (charge) in the table above includes both assumption unlocks and market unlocks.
Successor Company
The Unlock charge, after-tax, for the period of June 1, 2018 to December 31, 2018 was primarily related to modifying the reversion-to-mean ("RTM") separate account return assumption to consider returns since May 31, 2018, rather than March 31, 2009 as well as the annual assumption updates associated with the macro hedge program and expense assumptions. For further discussion on RTM assumptions, please see the Market Unlocks section below. For further information regarding the elimination of DAC and the establishment of VOBA during pushdown accounting, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Consolidated Financial Statements.
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
Use of Estimated Gross Profits in Amortization and Reserving
For variable annuity contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that time frame are immaterial. Future gross profits are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; full and partial surrender rates; interest credited; mortality; and annuitization rates. Changes in these assumptions and changes to other assumptions such as expenses and hedging costs cause EGPs to fluctuate, which impacts earnings.
The Company determines EGPs using a set of stochastic RTM separate account return projections which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s model is adjusted to reflect actual market performance at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps.
Annual Unlock of Assumptions
In the fourth quarter of 2018, the Company completed a comprehensive policyholder behavior assumption study which resulted in a non-market related after-tax charge of $15 and incorporated the results of that study into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and will revise its policyholder assumptions if credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the VOBA amortization models, as well as the death and other insurance benefit reserving model.
All assumption changes that affect the estimate of future EGPs including: the update of current account values; the use of the RTM estimation technique; and policyholder behavior assumptions are considered an Unlock in the period of revision. An Unlock adjusts VOBA and death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
EGPs are also used to determine the expected excess benefits and assessments included in the measurement of death and other insurance benefit reserves. The determination of death and other insurance benefit reserves is also impacted by discount rates, lapses, volatilities, mortality assumptions and benefit utilization, including assumptions of annuitization rates.
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term rate of return is 8.3%. The annual return assumed over the next five years of approximately 10.5% was calculated based on the return needed over that period to produce an 8.3% return since the date VOBA was established in pushdown accounting, May 31, 2018. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 40% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of VOBA by comparing the VOBA balance to the present value of future EGPs. The margin between the VOBA balance and the present value of future EGPs for variable annuities was 66% as of December 31, 2018 (Successor Company). If the margin between the VOBA asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of VOBA to be unrecoverable and the VOBA asset would be written down to equal future EGPs.
Accounting for Amortization of Deferred Gain on Reinsurance Contracts
A deferred gain was recorded in Other liabilities on the Consolidated Balance Sheet related to the Commonwealth Annuity Reinsurance Agreement. This gain was calculated based on the underlying contract values adjusted to fair value in pushdown accounting. The deferred gain will be amortized into income over the life of the underlying policies reinsured.
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

Valuation of Investments and Derivative Instruments
Fixed Maturities, Equity Securities, Short-term Investments and Free-standing Derivatives
The Company generally determines fair values using valuation techniques that use prices, rates, and other relevant information evident from market transactions involving identical or similar instruments. Valuation techniques also include, where appropriate, estimates of future cash flows that are converted into a single discounted amount using current market expectations. The Company uses a "waterfall" approach comprised of the following pricing sources which are listed in priority order: quoted prices, prices from third-party pricing services, internal matrix pricing, and independent broker quotes. The fair value of free-standing derivative instruments is determined primarily using a discounted cash flow model or option model technique and incorporates counterparty credit risk. In some cases, quoted market prices for exchange-traded transactions and transactions cleared through central clearing houses ("OTC-cleared") may be used and in other cases independent broker quotes may be used. For further discussion, see the Fixed Maturities, Equity Securities, Short-term Investments and Free-standing Derivatives section in Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements. For further discussion on the GMWB customized derivative valuation methodology, see the GMWB Embedded, Customized and Reinsurance Derivatives section in Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements.
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
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2018 including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
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

ENTERPRISE RISK MANAGEMENT
The Company’s Board of Directors (“the Board”) has ultimate responsibility for risk oversight while management is tasked with the day-to-day management of the Company’s risks. The Board executes risk oversight through Hopmeadow Holdings GP, LLC's Finance, Investment and Enterprise Risk Committee ("FIRMCo").
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

ERCC Members
President (Chair)
Chief Actuary
Chief Auditor
Chief Communications Officer
General Counsel
Chief Financial Officer
Chief Human Resource Officer
Chief Information Officer
Chief Investment Officer
Chief Risk Officer
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
Management
The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise under both current and stressed market conditions. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits across legal entities, taking into account legal, regulatory and operational limitations to the transferability of liquidity. The Company also monitors internal and external conditions, and identifies material risk changes and emerging risks that may impact liquidity. The Company's Treasurer has primary responsibility for liquidity risk.
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
Sources of Credit Risk
The majority of the Company’s credit risk is concentrated in its investment holdings but it is also present in the Company's derivative counterparty exposure, reinsurance transactions, and to a lesser extent variable annuity fund assets under management.
Impact
A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale. Derivative exposure and reinsurance recoverables are also subject to credit risk based on the counterparty’s unwillingness or inability to pay. The value of variable annuity fund assets under management can also be affected by an increase in investment credit spreads or defaults on underlying investments.
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
The Company manages credit risk on an on-going basis through the use of various processes and analyses. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations, which establish minimum levels of creditworthiness and financial stability. Credits considered for investment are subjected to underwriting reviews. Within the investment portfolio, private securities are subject to management approval. Mitigation strategies vary across the three sources of credit risk, but may include:

•	Investing in a portfolio of high-quality and diverse securities;

•	Selling investments subject to credit risk;

•	Hedging through use of single name or basket credit default swaps;

•	Clearing transactions through central clearing houses that require daily variation margin;

•	Entering into contracts only with strong creditworthy institutions and

•	Requiring collateral.
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Aggregate counterparty credit quality and exposure is monitored on a monthly basis utilizing an enterprise-wide credit exposure information system that contains data on issuers, ratings, exposures, and credit limits. Exposures are tracked on a current and potential basis and aggregated by ultimate parent across investments, reinsurance receivables, insurance products with credit risk, and derivative counterparties.
As of December 31, 2018 (Successor Company), the Company had no investment exposure to any credit concentration risk of a single issuer, or derivative counterparty greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Consolidated Financial Statements.
Credit Risk of Derivatives
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. A reduction in the financial strength ratings as set by nationally recognized statistical agencies or a decline in the risk-based capital ("RBC") ratio of the Company’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. Derivative counterparties for over-the-counter ("OTC") derivatives and clearing brokers for OTC-cleared derivatives have the right to cancel and settle outstanding derivative trades or require additional collateral to be posted if the Company's financial strength falls below certain thresholds. In addition if the Company does not meet these thresholds, counterparties and clearing brokers may becoming unwilling to engage in or clear additional derivatives or may require collateralization before entering into any new trades. This would restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps.
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
Most of the company's derivative counterparty relationships have a zero uncollateralized threshold. Currently, the Company only transacts OTC derivatives with two counterparties and in two legal entities where the collateralized thresholds to the Company is greater than zero. The maximum combined threshold in those relationships is $10. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in the counterparty's credit rating. For further discussion, see the Derivative Commitments section of Note 11 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
For the period of June 1, 2018 to December 31, 2018 (Successor Company) and January 1, 2018 to May 31, 2018 (Predecessor Company), the Company incurred no losses on derivative instruments due to counterparty default.

Use of Credit Derivatives
The Company may also use credit default swaps to manage credit exposure or to assume credit risk to enhance yield. The Company uses credit derivatives to purchase credit protection with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the notional amount related to credit derivatives that purchase credit protection was $45 and $80, respectively, while the fair value was $(1) and $(3), respectively. These amounts do not include positions that are in offsetting relationships.
The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers. These baskets are established within sector concentration limits and may be divided into tranches which possess different credit ratings. As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the notional amount related to credit derivatives that assume credit risk was $372 and $380, respectively, while the fair value was $3, respectively. These amounts do not include positions that are in offsetting relationships.
For further information on credit derivatives, see Note 4 - Derivative Instruments of Notes to Consolidated Financial Statements.
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
Acceleration in paydowns and prepayments or calls of certain mortgage-backed and municipal securities
Increased cost of variable annuity hedge program
Potential margin erosion associated with minimum guaranteed crediting rates on certain products

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
As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $3.2 billion and $4.7 billion, respectively, $3.1 billion and $4.7 billion, respectively, related to investments and $2 and $34, respectively, related to liabilities. The fair value of these derivatives was $(101) and $(356) as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), respectively. These amounts do not include derivatives associated with the Variable Annuity Hedging Program.
Assets and Liabilities subject to Interest Rate Risk
Fixed Income Investments
The fair value of fixed income investments, which include fixed maturities, commercial mortgage loans, and short-term investments, was $16.8 billion and $26.8 billion at December 31, 2018 (Successor Company) and 2017 (Predecessor Company), respectively. The weighted average duration of the portfolio, including derivative instruments, was approximately 7.7 years and 7.6 years as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), respectively.
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
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time, and fixed rate annuities contain surrender values that are based on a market value adjusted formula if held for shorter periods. As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the Company had $4,069 and $4,751, respectively, of liabilities for fixed annuities predominantly with 3% minimum interest guarantees and $94 and $120, respectively, of liabilities for guaranteed investment products.
In addition, certain products such as corporate owned life insurance ("COLI") contracts and the general account portion of variable annuity products credit interest to policyholders subject to market conditions and minimum interest rate guarantees. As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the Company had $1,785 and $1,806 of general account COLI, respectively, with minimum interest guarantees ranging from 4.0% to 4.5%. As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the general account portion of variable annuity contracts was $2,984 and $3,225, respectively, with minimum guarantees ranging from 1.5% to 4.0%.
The Company's issued non-investment type contracts include structured settlement contracts, terminal funding agreements, and on-benefit payout annuities (i.e., the annuitant is currently receiving benefits). The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on actual to expected mortality experience. Similar to investment-type products, the aggregate cash flow payment streams are relatively predictable. Products in this category may rely upon actuarial pricing assumptions (including mortality and morbidity) and have an element of cash flow uncertainty. Additionally, due to the long duration of these liabilities, these products are subject to reinvestment risk. As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the Company had $11,104 and $6,841, respectively, of liabilities for structured settlements and terminal funding agreements and $1,696 and $1,627, respectively, of liabilities for on-benefit payout annuities. The increase in liabilities for structured settlements and terminal funding agreements as of December 31, 2018 was due to the election of purchase and pushdown accounting as a result of the sale of the Company to HHLP on May 31, 2018. For further information see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.

Interest Rate Sensitivity
Fixed Liabilities and the Invested Assets Supporting Them
Included in the following table is the before-tax change in the net economic value of investment contracts including structured settlements, fixed annuity contracts and terminal funding agreements for which the payment rates are fixed at contract issuance and/or the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. Note that for purposes of the sensitivities outlined below, the net economic value is shown, which is net of reinsurance and is the difference between the change in the market value of the assets, and the change in the market value of the liabilities utilizing the Company's internal methodology for calculating economic value.
The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

Change in Net Economic Value as of December 31,
	Successor Company		Predecessor Company
Interest rate sensitivity of fixed liabilities and invested assets supporting them	2018		2017
Basis point shift	-100	+100	-100	+100
(Decrease) increase in economic value, before tax	$(307)	$214	$(902)	$550
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $12.4 billion and $22.7 billion, as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements. For further discussion on the reinsurance agreements with Commonwealth and the impact to invested assets, please see Part II, Item 7, MD&A - Composition of Invested Assets.
Invested Assets Not Supporting Fixed Liabilities
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting fixed liabilities which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company).

Change in Fair Value as of December 31,
	Successor Company		Predecessor Company
Interest rate sensitivity of invested assets not supporting fixed liabilities	2018		2017
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$324	$(264)	$281	$(215)
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $2.8 billion and $2.2 billion, as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), respectively.
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
Declines in the equity markets will increase the Company’s liability for these benefits. Many contracts with a GMDB include a MAV, which in rising markets resets the guarantee on the anniversary to be "at the money". As the MAV increases, it can increase the NAR for subsequent declines in account value. Generally, a GMWB contract is "in the money" if the contractholder’s GRB becomes greater than the account value.
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $31.8 billion and $39.0 billion as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively.
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk is net of reinsurance, but does not take into consideration the effects of the variable annuity hedge programs currently in place as of each balance sheet date).

Total Variable Annuity Guarantees as of December 31, 2018
Successor Company
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$31.8	$4.0	$1.2	59%	13%
GMWB	14.2	0.3	0.2	11%	13%

Total Variable Annuity Guarantees as of December 31, 2017
Predecessor Company
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$39.0	$2.9	$0.6	15%	26%
GMWB	17.8	0.2	0.1	4%	19%

[1]	Contracts with a guaranteed living benefit also have a guaranteed death benefit. The NAR for each benefit is shown; however these benefits are not additive.

[2]	Excludes contracts that are fully reinsured.

[3]	For all contracts that are "in the money", this represents the percentage by which the average contract was "in the money".

[4]
Excludes contracts without a GMDB due to certain elections made by policyholders or their beneficiaries. Such contracts had $1.8 billion of account value as of December 31, 2018 (Successor Company) and $1.9 billion as of December 31, 2017 (Predecessor Company).

Many policyholders with a GMDB also have a GMWB. These benefits are not additive. Policyholders that have a product with both guarantees can receive, at most, the greater of the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB on that measurement date.
The Company expects to incur GMDB payments in the future only if the policyholder has an "in the money" GMDB at their death. For policies with a GMWB rider, the company expects to incur GMWB payments in the future only if the account value is reduced over time to a specified level through a combination of market performance and periodic withdrawals, at which point the contractholder will receive an annuity with total payments equal to the GRB, which is generally equal to premiums less withdrawals. For the Company’s "lifetime" GMWB products, this annuity can have total payments exceeding the GRB. As the account value fluctuates with equity market returns on a daily basis and the "lifetime" GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements. For additional information on the Company's GMDB liability, see Note 7 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Consolidated Financial Statements.
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
Risk Hedging
Variable Annuity Hedging Program
Through the use of reinsurance, capital market derivatives and other derivative instruments, the Company’s variable annuity hedging program is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our variable annuity contracts. The variable annuity hedging program also considers the potential impacts on statutory capital.
Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders issued prior to the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB riders where the GMDB is higher than a return of premium death benefit or account value benefit.
GMWB Hedge Program
Under the dynamic hedging program, the Company enters into derivative contracts to hedge market risk exposures associated with the portions of GMWB liabilities that are not life-contingent and are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures on certain indices including the S&P 500 index, EAFE index and NASDAQ index.
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
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of VOBA and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of December 31, 2018 (Successor Company) and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis (before tax and VOBA) as of December 31, 2018 [1]
Successor Company
	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(6)	$(2)	$(1)	$432	$181	$(132)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$(4)	$(1)	$(1)	$47	$23	$(22)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(79)	$(14)	$59	$259	$53	$(270)

[1]	These sensitivities are based on the following key market levels as of December 31, 2018: 1) S&P of 2,507; 2) 10yr U.S. swap rate of 2.73% and 3) S&P 10yr volatility of 23.00%.
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

Impact
Changes in relative values between currencies can create variability in cash flows and realized or unrealized gains and losses on changes in the fair value of assets and liabilities. Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), management estimates that a hypothetical 10% unfavorable change in exchange rates would decrease the fair values by an immaterial amount.
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
Assets and Liabilities Subject to Foreign Currency Exchange Risk
Non-U.S. dollar denominated fixed maturities, equities and cash
The fair values of the non-U.S. dollar denominated fixed maturities and equities at December 31, 2018 (Successor Company) and 2017 (Predecessor Company) were approximately $94 and $104, respectively. Included in these amounts are $4 and $5 at December 31, 2018 (Successor Company) and 2017 (Predecessor Company), respectively, related to non-U.S. dollar denominated fixed maturities and equities that directly support liabilities denominated in the same currencies. The currency risk of the remaining non-U.S. dollar denominated fixed maturities and equities are hedged with foreign currency swaps. As of December 31, 2018 (Successor Company), the Company holds $203 of yen-denominated cash, of which $203 is derivative cash collateral pledged by counterparties and has an offsetting collateral liability. As of December 31, 2018 (Successor Company), the Company also holds $1 of Canadian-denominated cash.
Non-U.S. dollar denominated funding agreement liability contracts
The Company hedged the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $94, and a total fair value of $(13) and $(11), respectively.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from external events.
Sources of Operational Risk
Operational risk is inherent in the Company's business and functional areas. Operational risks include legal; cyber and information security; models; third party vendors; technology; operations; business continuity; disaster recovery; internal and external fraud; and compliance. The Company will be exposed to an increased level of operational risk as it separates from the current transition services agreement ("TSA") with The Hartford.
Impact
Operational risk can result in financial loss, disruption of our business, regulatory actions or damage to our reputation.
Management
Responsibility for day-to-day management of operational risk lies within each functional area. ERM provides an enterprise-wide view of the Company's operational risk. ERM is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. Operational risk mitigation strategies include the following:

•	Establishing policies and monitoring risk tolerances and exceptions;

•	Conducting business risk assessments and implementing action plans where necessary;

•	Validating existing crisis management protocols;

•	Identifying and monitoring emerging risks; and

•	Purchasing insurance coverage.
Cybersecurity Risk
In connection with the Talcott Resolution Sale Transaction, the Company entered into a TSA with The Hartford for a period of up to two years. These transition services include general ledger and cash management, investment accounting and information technology infrastructure services. Pursuant to the TSA, the Company leverages and monitors the controls of The Hartford while it continues to operate on their Information Technology ("IT") environment. The Hartford has implemented information protection and privacy programs with established governance routines that promote an adaptive approach for assessing and managing risks. The Hartford has invested to build a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology ("NIST") Cyber Security Framework and provides preventative, detective and responsive measures that collectively protects the company. Various cyber assurance methods, including security metrics, third party security assessments, external penetration testing, red team exercises and cyber war game exercises are used to test the effectiveness of the overall cybersecurity control environment.
The Hartford, like many other large financial services companies, blocks attempted cyber intrusions on a daily basis. In the event of a cyber intrusion, the company invokes its Cyber Incident Response Program commensurate with the nature of the intrusion. While the actual methods employed differ based on the event, the approach employs internal teams and outside advisors with specialized skills to support the response and recovery efforts and requires elevation of issues, as necessary, to senior management.
From a governance perspective, senior members of our Enterprise Risk Management, Information Protection and Internal Audit functions provide detailed reports on cybersecurity matters to the Company's Board, including the Audit Committee, which has principal responsibility for oversight of cybersecurity risk, and/or the FIRMCo, which oversees controls for the Company's major risk exposures. The topics to be covered by these updates include the Company's activities, policies and procedures to prevent, detect and respond to cybersecurity incidents, as well as lessons learned from cybersecurity incidents and internal and external testing of our protection measures. The Audit Committee will meet at each regular Board meeting and will be briefed on cyber risks at least annually.
Insurance Risks - Policyholder Behavior, Mortality, and Longevity Risk Management
Insurance risks exist in the form of adverse policyholder behavior, mortality, and longevity risks that can affect value within our underlying annuity products.
Policyholder behavior risk is the risk of policyholders utilizing benefits/options within their fixed and variable annuity contract in a manner or to a degree different than the Company's current expectations.
Additional insurance risks that exist within the annuity products offered by the Company include mortality and longevity risk. Mortality and longevity risk are contingent risks on variable annuity products. The impact of higher or lower mortality only impacts these products to the extent the equity markets perform below longer term market growth expectations, thus increasing the guaranteed benefit amounts and exposing the Company to withdrawal benefit or death benefit guarantees that exceed the variable annuity account value during the payout phase or at death.
Longevity risk also exists across the Company's payout annuity blocks of business, which includes structured settlements, terminal funding, and single premium immediate annuities. Longevity risks for these businesses include medical advances that would specifically impact the life expectancy of annuitants for substandard structured settlements as well as mortality improvement at a greater rate than the Company's current expectations.
Management
The Company’s procedures for managing these risks include periodic experience exposure monitoring and reporting, risk modeling, risk transfer, and capital management strategies.
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
The Company uses reinsurance for its life insurance, retirement and a portion of its fixed and payout annuity businesses. In addition, the Company uses reinsurance on a portion of contracts with GMWB riders issued prior to the second quarter of 2006 and for a majority of the GMDB riders where the GMDB is higher than a return of premium death benefit or account value benefit.

The components of the gross and net reinsurance recoverables are summarized as follows:

	Successor Company	Predecessor Company
Reinsurance Recoverables	As of December 31, 2018	As of December 31, 2017
Reserve for future policy benefits and other policyholder funds and benefits payable	$29,564	$20,785
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$29,564	$20,785

[1]
No allowance for uncollectible reinsurance was required as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company). Although management has determined that no allowance is required at this time, the Company closely monitors the financial condition, ratings and current market information of all its counterparty reinsurers.

As of December 31, 2018 (Successor Company), the Company had reinsurance recoverables from Commonwealth, Massachusetts Mutual Life Insurance Company ("MassMutual") and Prudential Financial, Inc. ("Prudential") of $9.0 billion, $8.1 billion and $11.3 billion, respectively. As of December 31, 2017 (Predecessor Company), the Company had reinsurance recoverables from MassMutual and Prudential of $8.3 billion and $11.1 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Commonwealth, MassMutual and Prudential are primarily secured by invested assets held in trust.
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

•
Rising equity markets will generally result in an increase in statutory surplus and RBC ratios. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for variable annuity death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. The Company has reinsured approximately 42% of its risk associated with GMWB and 70% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets.

•
A decrease in the value of certain fixed-income, alternative investments, and equity securities in our investment portfolio, due in part to credit spreads widening and/or equity markets declining, may result in a decrease in statutory surplus and RBC ratios.

•
Credit spreads on invested assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates, the calculation of statutory reserves may not substantially offset the change in fair value of the statutory separate account assets, resulting in reductions in statutory surplus. This may result in the need to devote additional capital to support the fixed MVA product and certain of our terminal funding contracts.

•	Decreases in the value of certain derivative instruments that do not get hedge accounting, may reduce statutory surplus and RBC ratios.

•	Sustained low interest rates with respect to the fixed annuity business may result in a reduction in statutory surplus and an increase in NAIC required capital.

•
Non-market factors, which can also impact the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin, include actual and estimated policyholder behavior experience as it pertains to lapsation, partial withdrawals and mortality.

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

Investment Portfolio Risk
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The credit ratings referenced throughout this section are based on availability, and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality
	Successor Company			Predecessor Company
	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$1,887	$1,890	13.7%	$2,845	$3,058	13.4%
AAA	1,301	1,297	9.4%	1,470	1,552	6.8%
AA	1,629	1,614	11.7%	2,334	2,465	10.8%
A	4,166	4,111	29.7%	6,874	7,718	33.9%
BBB	4,387	4,276	30.9%	6,142	6,702	29.4%
BB & below	665	651	4.6%	1,249	1,304	5.7%
Total fixed maturities, AFS	$14,035	$13,839	100%	$20,914	$22,799	100%
The fair value of AFS securities decreased, as compared with December 31, 2017 (Predecessor Company), primarily driven by the Commonwealth Annuity Reinsurance Agreement that the Company entered into as well as the continued run off of the Company's business. Fixed Maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities and equity, FVO.

Securities by Type
	Successor Company					Predecessor Company
	December 31, 2018					December 31, 2017
	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value
Asset backed securities ("ABS")
Consumer loans	$437	$2	$—	$439	3.2%	$646	$4	$(10)	$640	2.8%
Other	77	—	—	77	0.5%	175	5	(1)	179	0.8%
Collateralized loan obligations ("CLOs")	971	5	(13)	963	7.0%	886	2	—	888	3.9%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	507	2	(4)	505	3.6%	697	9	(10)	696	3.1%
Bonds	803	4	(3)	802	5.8%	1,116	30	(10)	1,136	5.0%
Interest only (“IOs”)	99	2	—	100	0.7%	248	6	(2)	252	1.1%
Corporate
Basic industry	407	1	(17)	393	2.8%	677	74	—	751	3.3%
Capital goods	646	—	(14)	634	4.6%	972	85	(2)	1,055	4.6%
Consumer cyclical	349	1	(8)	346	2.5%	648	56	(1)	703	3.1%
Consumer non-cyclical	1,069	1	(38)	1,038	7.5%	1,774	196	(6)	1,964	8.6%
Energy	880	—	(38)	849	6.1%	1,358	167	(4)	1,521	6.7%
Financial services	1,363	2	(34)	1,334	9.6%	2,349	264	(5)	2,608	11.4%
Tech./comm.	1,209	10	(35)	1,189	8.6%	1,695	278	(3)	1,970	8.6%
Transportation	297	1	(11)	287	2.1%	512	45	—	557	2.4%
Utilities	1,520	3	(39)	1,490	10.8%	2,443	306	(10)	2,739	12.0%
Other	120	—	(2)	118	0.9%	159	12	(1)	170	0.8%
Foreign govt./govt. agencies	383	3	(6)	377	2.7%	379	30	(2)	407	1.8%
Municipal bonds
Taxable	738	5	(10)	734	5.3%	1,125	142	(1)	1,266	5.5%
Residential mortgage-backed securities ("RMBS")
Agency	254	1	(1)	254	1.8%	481	12	(1)	492	2.2%
Non-agency	329	1	(1)	329	2.4%	202	1	(1)	202	0.9%
Alt-A	23	—	—	23	0.2%	43	3	—	46	0.2%
Sub-prime	428	1	(2)	427	3.1%	662	25	—	687	3.0%
U.S. Treasuries	1,126	8	(3)	1,131	8.2%	1,667	206	(3)	1,870	8.2%
Fixed maturities, AFS	$14,035	$53	$(279)	$13,839	100%	$20,914	$1,958	$(73)	$22,799	100%
Equity securities
Financial services						40	8	—	48	31.2%
Other						100	6	—	106	68.8%
Equity securities, AFS [3]						140	14	—	154	100%
Total AFS securities	$14,035	$53	$(279)	$13,839		$21,054	$1,972	$(73)	$22,953
Fixed maturities, FVO				$12					$32
Equity securities, at fair value [3]				$116

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in Accumulated Other Comprehensive Income ("AOCI") beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities, at fair value.
The decline in the fair value of AFS securities as compared to December 31, 2017 (Predecessor Company), was driven by the Commonwealth Annuity Reinsurance Agreement that the Company entered into as well as the continued run off of the Company's business.

European Exposure
While Europe is still growing above potential, the International Monetary Fund cut its 2019 growth forecasts for the region, citing the prospect for a more turbulent external environment, including escalating trade tensions and slowing global demand. Political risk will likely remain elevated in Europe during 2019 due to uncertainty surrounding the Brexit process, increasing pressure on centrist governments in France and Germany and ongoing friction over Italian fiscal policy. The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.
As of December 31, 2018 (Successor Company), the Company’s European investment exposure had an amortized cost and fair value of $990 and $964, respectively, or 5% of total invested assets; as of December 31, 2017 (Predecessor Company), amortized cost and fair value totaled $1.7 billion and $1.9 billion, respectively, or 6% of total invested assets. The investment exposure largely relates to corporate entities which are domiciled in or generate a significant portion of their revenue within the United Kingdom, the Netherlands, Germany and Belgium. As of both December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the weighted average credit quality of European investments was BBB+. Entities domiciled in the United Kingdom comprise the Company's largest exposure; as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the U.K. exposure totals less than 2% of total invested assets and largely relates to industrial and financial services securities and has an average credit rating of BBB. The majority of the European investments are U.S. dollar-denominated, and those securities that are British pound or euro-denominated are hedged to U.S. dollars. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A.
Commercial and Residential Real Estate
The following tables, present the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.

Successor Company
Exposure to CMBS and RMBS as of December 31, 2018
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency	$507	$505	$—	$—	$—	$—	$—	$—	$—	$—	$507	$505
Bonds	238	236	249	249	188	188	121	121	7	8	803	802
Interest Only	76	77	16	16	3	3	3	3	1	1	99	100
Total CMBS	821	818	265	265	191	191	124	124	8	9	1,409	1,407
RMBS
Agency	254	254	—	—	—	—	—	—	—	—	254	254
Non-Agency	153	153	89	89	68	68	17	17	2	2	329	329
Alt-A	—	—	5	5	—	—	3	3	15	15	23	23
Sub-Prime	14	14	9	9	111	111	97	97	197	196	428	427
Total RMBS	421	421	103	103	179	179	117	117	214	213	1,034	1,033
Total CMBS & RMBS	$1,242	$1,239	$368	$368	$370	$370	$241	$241	$222	$222	$2,443	$2,440

Predecessor Company
Exposure to CMBS and RMBS as of December 31, 2017
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency	$697	$696	$—	$—	$—	$—	$—	$—	$—	$—	$697	$696
Bonds	351	361	478	480	182	187	94	96	11	12	1,116	1,136
Interest Only	155	157	79	80	9	9	3	3	2	3	248	252
Total CMBS	1,203	1,214	557	560	191	196	97	99	13	15	2,061	2,084
RMBS
Agency	481	492	—	—	—	—	—	—	—	—	481	492
Non-Agency	85	85	23	23	53	53	38	38	3	3	202	202
Alt-A	1	1	4	4	2	1	11	12	25	28	43	46
Sub-Prime	20	20	38	38	139	141	68	71	397	417	662	687
Total RMBS	587	598	65	65	194	195	117	121	425	448	1,388	1,427
Total CMBS & RMBS	$1,790	$1,812	$622	$625	$385	$391	$214	$220	$438	$463	$3,449	$3,511
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
As of December 31, 2018 (Successor Company), there were no loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract. As of December 31, 2018 (Successor Company), mortgage loans had an amortized cost and carrying value of $2.1 billion, with a valuation allowance of $(5). As of December 31, 2017 (Predecessor Company), mortgage loans had an amortized cost and carrying value of $2.9 billion, with no valuation allowance. Amortized cost represents carrying value prior to valuation allowances, if any.
The Company purchased $222 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 63% and a weighted average yield of 4.5% for the period of June 1, 2018 to December 31, 2018 (Successor Company). The Company purchased $61 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 58% and a weighted average yield of 4.1% for the period of January 1, 2018 to May 31, 2018 (Predecessor Company). The Company continues to invest in commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of December 31, 2018 (Successor Company) or December 31, 2017 (Predecessor Company).
Valuation Allowances on Mortgage Loans
For the period of June 1, 2018 to December 31, 2018 (Successor Company) , the valuation allowances on mortgage loans increased $5, driven by an individual property which was foreclosed on in January 2019. Following the conclusion of the foreclosure process, the property was transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment. For the period of January 1, 2018 to May 31, 2018 (Predecessor Company), there was no change to the valuation allowance on mortgage loans. For the year ended December 31, 2017 (Predecessor Company), the valuation allowances on mortgage loans decreased $19, largely driven by the foreclosure of a loan. Following the conclusion of the loan's foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during 2017. The foreclosed property was sold during April of 2018 (Predecessor Company).
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

Limited Partnerships and Other Alternative Investments Investment Income

	Successor Company		Predecessor Company
	June 1, 2018 to December 31, 2018		January 1, 2018 to May 31, 2018		For the years ended December 31,
					2017		2016
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Hedge funds	$4	9.0%	$1	2.0%	$6	4.6%	$(2)	(0.7)%
Real estate funds	17	38.7%	2	3.3%	18	12.3%	10	6.8%
Private equity and other funds	46	11.5%	38	13.3%	51	8.1%	78	12.9%
Total	$67	13.7%	$41	10.4%	$75	8.3%	$86	8.3%
Investments in Limited Partnerships and Other Alternative Investments

	Successor Company		Predecessor Company
	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Hedge funds	$85	9.5%	$141	14.1%
Real estate funds	73	8.2%	159	15.9%
Private equity and other funds	736	82.3%	701	70.0%
Total	$894	100%	$1,001	100%
Available-for-Sale Securities — Unrealized Loss Aging
Total gross unrealized losses were $279 as of December 31, 2018 (Successor Company), and have increased $206, or 282%, from December 31, 2017 (Predecessor Company), due to widening of spreads and higher interest rates. The increase was partially offset by the application of pushdown accounting in connection with the May 31, 2018 sale by the Talcott Resolution Sale Transaction. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for more information regarding the sale. As of December 31, 2018, $278 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. The $1 of securities depressed more than 20% are primarily corporate securities that decreased in value due to widening of credit spreads.
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

	Successor Company				Predecessor Company
	December 31, 2018				December 31, 2017
Consecutive Months	Items	Cost or Amortized Cost [1]	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	655	$2,449	$2,436	$(51)	498	$1,643	$1,636	$(7)
Greater than three to six months	562	2,312	2,249	(64)	241	837	827	(10)
Greater than six to nine months	1,017	5,869	5,702	(164)	89	218	216	(2)
Greater than nine to eleven months	—	—	—	—	47	53	52	(1)
Twelve months or more	—	—	—	—	379	1,495	1,442	(53)
Total	2,234	$10,630	$10,387	$(279)	1,254	$4,246	$4,173	$(73)
[1] The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Credit Impairments
CMBS	$—	$—	$1	$1
Corporate	6	—	13	21
Total Credit Impairments	6	—	14	22
Equity Impairments			—	2
Intent-to-Sell Impairments
Corporate	1	—	—	4
Total Intent-to-Sell Impairments	1	—	—	4
Total Impairments	$7	$—	$14	$28
For the period of June 1, 2018 to December 31, 2018 (Successor Company)
For the period of June 1, 2018 to December 31, 2018, impairments recognized in earnings were compromised of credit impairments of $6 and intent-to-sell impairments of $1, both of which related to corporate securities. Credit impairments were related to two corporate securities and were identified through security specific reviews and resulted from changes in the financial condition of the issuer. For the same period $1 of non-credit impairments were recognized in other comprehensive income.
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
Year ended December 31, 2017 (Predecessor Company)
For the year ended December 31, 2017, impairments recognized in earnings were comprised of credit impairments of $14 related to two corporate securities and were identified through security specific reviews and resulted from changes in the financial condition of the issuers. For the year ended December 31, 2017, there were no securities that the Company intended to sell or impairments on equity securities.
The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
Year ended December 31, 2016 (Predecessor Company)
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

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the financial resources of Talcott Resolution Life Insurance Company and its ability to generate strong cash flows and to borrow funds at competitive rates to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
TL has an intercompany liquidity agreement that allows for short-term advances of funds to its subsidiaries of up to $1.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a subsidiary, including Talcott Life and Annuity Insurance Company ("TLA"), as admitted assets for statutory accounting purposes. As of December 31, 2018, there were no amounts outstanding between TL and its subsidiaries.
TL and TLI also have an intercompany liquidity agreement that allows for short-term advances of funds between the two entities of up to $25 for liquidity and general corporate purposes. As of December 31, 2018, there were no amounts outstanding between these two entities.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies or RBC tests, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain thresholds, the counterparties to the derivative agreements could terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2018 (Successor Company), was $181. Of this $181 the legal entities have posted collateral of $190, which is inclusive of initial margin requirements, in the normal course of business. In addition, the Company has posted collateral of $29 associated with a customized GMWB derivative. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $20 billion (Successor Company) of cash and total general account invested assets, which includes the following fixed maturity securities and short-term investments to meet liquidity needs.

As of December 31, 2018
Fixed maturities	$13,851
Short-term investments	844
Cash	221
Less: Derivative collateral	594
Total	$14,322
Capital resources available to fund liquidity upon contractholder surrender or termination are a function of the legal entity in which the liquidity requirement resides. Obligations related to life and annuity insurance products will be generally funded by both TL and TLA; obligations related to retirement and institutional investment products will be generally funded by TL.
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The CTDOI will permit the Company to pledge approximately $1.2 billion in qualifying assets to secure FHLBB advances for 2019. The pledge limit is recalculated annually based on statutory admitted assets and surplus of TL and TLA. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of December 31, 2018, TL and TLA had no advances outstanding under the FHLBB facility.

Contractholder Obligations	As of December 31, 2018
Total Contractholder obligations	$145,721
Less: Separate account assets [1]	98,814
General account contractholder obligations	$46,907
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$23,267
Fixed MVA annuities [3]	4,009
Other [4]	19,631
General account contractholder obligations	$46,907

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

[3]
Relates to annuities that are recorded in the general account under U.S. GAAP as the contractholders are subject to the Company's credit risk, although these annuities are held in a statutory separate account. In the statutory separate account, the Company is required to maintain invested assets with a fair value greater than or equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, the Company is required to contribute additional capital to the statutory separate account. The Company will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions that are not covered by reinsurance, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are at least equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of the Company.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements and mortgage loans of $577 as disclosed in Note 11 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
The following table summarizes the Company’s contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life and annuity obligations [1]	$265,261	$14,559	$27,168	$23,860	$199,674
Operating lease obligations [2]	7	2	4	1	—
Purchase obligations [3]	594	594	—	—	—
Other liabilities reflected on the balance sheet	1,061	1,060	1	—	—
Total	$266,923	$16,215	$27,173	$23,861	$199,674

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

[3]
Purchase obligations exclude contracts that are cancelable without penalty, or contracts that do not specify minimum levels of goods or services to be purchased. Currently, there are no contractual commitments to purchase various goods and services such as maintenance and information technology in the normal course of business included in purchase obligations.

Dividends
Dividends to the Company from its insurance subsidiaries and dividends from the Company to its parent are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a domiciled insurer exceeds the insurer’s earned surplus or certain other thresholds as calculated under applicable state insurance law, the dividend requires the prior approval of the domestic regulator. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. As a condition of the sale, Talcott Resolution Life Insurance Company and its affiliates are required to gain pre-approval from the state insurance commissioner for any dividends, regardless of size, through May 31, 2020.
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

Cash Flows

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Net cash (used for) provided by operating activities	$(741)	$603	$797	$784
Net cash provided by investing activities	$1,580	$463	$1,466	$864
Net cash used for financing activities	$(865)	$(1,356)	$(2,280)	$(1,399)
Cash - end of year	$221	$247	$537	$554
For the period of June 1, 2018 to December 31, 2018 (Successor Company)
Net cash used for operating activities was primarily due to an increase in reinsurance recoverables driven by cash paid of approximately $1.5 billion to fund the Commonwealth Annuity Reinsurance Agreement.
Net cash provided by investing activities was primarily related to net proceeds from sales of short-term investments of $1.8 billion, mostly used to fund the Commonwealth Annuity Reinsurance Agreement, partially offset by net payment for derivatives of $303.
Net cash used for financing activities was related to net payments for deposits, transfers and withdrawals for investment and universal life-type contracts of $854.
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
Net cash used for financing activities was primarily due to dividends paid of $517, including capital contributions to the parent company of $619, partially offset by a return of capital from parent of $102. Also contributing to cash used in the period was net payments for deposits, transfers and withdrawals for investment and universal life-type contracts of $425 and a net decrease in securities loaned or sold under agreements to repurchase of $406.
For the year ended December 31, 2017 (Predecessor Company)
Net cash provided by operating activities was primarily related to lower claims and benefits paid, as well as lower operating expenses.
Net cash provided by investing activities was primarily related to net proceeds from available-for-sale securities of approximately $1.6 billion.
Net cash used for financing activities was related to net payments for deposits, transfers and withdrawals for investment and universal life-type contracts of approximately $1.2 billion and return of capital to the parent company of approximately $1.4 billion, partially offset by a $360 net increase in securities loaned or sold under agreements to repurchase.
For the year ended December 31, 2016 (Predecessor Company)
Net cash provided by operating activities was primarily related to federal income tax refunds.
Net cash provided by investing activities was primarily related to net proceeds from available-for-sale securities of $1.5 billion, partially offset by net payments for short-term investments of $769.
Net cash used for financing activities was related to net payments for deposits, transfers and withdrawals for investment and universal life-type contracts of $0.9 billion and return of capital to the parent company of approximately $0.8 billion.
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

The following table summarizes Talcott Resolution Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of February 19, 2019:

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
Statutory Capital
The Company’s stockholder's equity, as prepared using U.S. GAAP, was $2.0 billion as of December 31, 2018. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”), was $3.7 billion as of December 31, 2018.
Below is a reconciliation of estimated aggregate statutory capital and surplus to U.S. GAAP stockholder's equity as of December 31, 2018 (Successor Company).

Successor Company
As of December 31, 2018
U.S. statutory capital at December 31, 2018	$3,713
U.S. GAAP adjustments:
VOBA	716
Non-admitted deferred tax assets	72
Deferred income taxes	589
Other intangible assets	51
Non-admitted assets other than deferred tax assets	24
Asset valuation reserve and interest maintenance reserve	424
Benefit reserves	(3,311)
Unrealized gain on investments	516
Other, net [1]	(789)
U.S. GAAP stockholder's equity at December 31, 2018	$2,005

[1]	Includes GAAP deferred gain on the Commonwealth Annuity Reinsurance Agreement
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

•
The assumptions used in the determination of benefit reserves are prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates which were reset effective June 1, 2018 with the election of pushdown accounting. The methodologies for determining life insurance reserve amounts are also different. For example, reserving for living benefit reserves under U.S. STAT is generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines, while under U.S. GAAP, those same living benefits are either embedded derivatives recorded at fair value or are recorded as additional minimum guarantee benefit reserves. The sensitivity of these life insurance reserves to changes in equity markets, as applicable, will be different between U.S. GAAP and U.S. STAT.

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

•
Deferred gains on reinsurance transactions are a restricted component of surplus on a U.S. STAT basis, while in U.S. GAAP it is included in liabilities and amortized into income over the life of the underlying policies reinsured.

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under U.S. STAT. U.S. GAAP generally evaluates assets based on their recoverability.
Risk-based Capital
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations, based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". The Company and all of its operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. The RBC ratios for the Company and its principal life insurance operating subsidiaries were all in excess of 300% of their Company Action Levels as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company). The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising or promotional activities.
Contingencies
Legal Proceedings
For further information on other contingencies, see Note 11 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
Legislative and Regulatory Developments
Tax Reform
At the end of 2017, Congress passed and the president signed, the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), which enacted significant reforms to the U.S. tax code. The major areas of interest to the Company include the reduction of the corporate tax rate from 35% to 21%, the repeal of the corporate alternative minimum tax, modifications to the separate account dividends received deduction, a change to the net operating loss provisions to allow carry-forward without expiration, and changes to the calculation of deductible acquisition costs and policyholder reserves that affect the timing of those deductions. The U.S. Treasury and IRS will continue to develop guidance for implementing Tax Reform, and Congress may consider additional technical corrections to the legislation. Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or the U.S. Treasury Department could have a material effect on the Company and its insurance businesses. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear. For additional information on risks to the Company related to Tax Reform, please see the risk factor entitled "Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity" under "Risk Factors" in Part I.
Insurance Business Transfer and Division Statutes
States have been considering and adopting various types of insurance business transfer acts and insurance division acts. For example, on May 3, 2017, the Connecticut state Senate passed legislation authorizing a statute that makes available a process by which a domestic insurance company may divide into two or more domestic insurance companies. Under this act, an insurer undergoes a corporate level transaction like a merger or consolidation and divides into two or more insurers with assets and liabilities, including insurance policies, allocated among the resulting insurers. The statute could be used to realign an existing block of insurance business for sale to a third party in a transaction that, without the statute, had limited ability to be accomplished. The statute could also be used to divide continuing blocks of insurance business from insurance business that is no longer marketed, or otherwise has been discontinued, into separate companies with separate capital. Before a plan of division can be effected, it must be approved according to the organizational documents of the dividing insurer and submitted for approval by the Connecticut Insurance Department. In 2018, similar legislation was passed in Illinois and Michigan and several other states are considering similar legislation. In addition, states adopted, and continue to consider adopting, various insurance business transfer acts.
Privacy and Cybersecurity
In 2018, there was a proliferation of state and federal legislative proposals to protect customer privacy and augment cybersecurity protections. Noteworthy for 2018 is the California Consumer Privacy Act (“CCPA”) passed in July 2018. At this time, all companies operating in California are required to comply with the law by January 1, 2020. The law creates numerous consumer rights, including increased access to personal information and its disclosures. The precise impact of many of the CCPA’s provisions will not be fully known until the California Attorney General provides guidance and adopts corresponding regulations.
Cybersecurity legislation continues to be a growing area of priority. For example, the New York’s Department of Financial Services enacted their Cybersecurity Regulation in February 2017. The regulation places cybersecurity requirements upon all covered financial institutions, and each institution is required to sign a certificate of compliance annually. In addition, South Carolina, Ohio, and Michigan have adopted similar cybersecurity requirements that apply to the Company. New regulations regarding cybersecurity disclosures is also on the rise. As of 2018, all 50 states and the District of Columbia have their own data breach notification laws and, in February 2018, the SEC issued an interpretative Commission Statement and Guidance on Public Company Cybersecurity Disclosures to provide companies guidance on meeting their cybersecurity disclosure requirements.
Compliance with the ever increasing number of privacy and cybersecurity regulations involves a significant amount of resources and can be costly to implement.
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
Evaluation of Disclosure Controls and Procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2018.
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
The Company’s management assessed its internal controls over financial reporting as of December 31, 2018 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF TALCOTT RESOLUTION LIFE INSURANCE COMPANY
Identification of Directors
All of our Directors are elected to serve for a period of one year. The Company's directors are also directors of its indirect parent, Hopmeadow Holdings GP LLC ("HHGP"). The HHGP directors are appointed annually and are designated by certain investors of HHGP in accordance with an agreement among the investors.
Set forth below are the names, ages, date of election and present principal occupations of our current Directors for the past five years as of January 31, 2019. The table also sets forth the various committees each of the Company's Directors serves on with respect to the Company's Board of Directors or the board of directors of HHGP.

Name	Age	Year First Became a Director	Principal Occupation and Employment for the Past Five Years
Richard J. Carbone [1]	71	2018	Corporate Director since May 2013; Former Executive Vice President of Prudential Financial, Inc. from January 2008 to February 2014
Henry Cornell [2]	62	2018	Founder and Senior Partner of Cornell Capital since 2013
Gilles M. Dellaert [4]	40	2018
Co-President & Chief Investment Officer of Global Atlantic Financial Group Ltd. and Global Atlantic Investment Advisors LLC since 2017; Executive Vice President & Chief Investment Officer of Global Atlantic Financial Group Ltd. from January 2014 to 2017

Oliver M. Goldstein [3] [4]	47	2018	Managing Director, Financial Services Investment Team of PBRA, LLC since October 2009
Brion S. Johnson	59	2018	Chief Investment Officer of The Hartford and President of Hartford Investment Management Company (HIMCO), since June 2012; President of the Company from September 2014 to May 2018
Emily R. Pollack [1] [3] [4]	41	2018	Managing Director of Cornell Capital LLC since January 2017; previously Vice President of Harron Communications from June 2010 to January 2017
Michael S. Rubinoff [1]	56	2018	Head of Private Equity of J. Safra Group since May 2012
Peter F. Sannizzaro	52	2018
President and Chief Executive Officer of the Company since November 2018; previously President and Chief Operating Officer from June 2018 to November 2018; previously Chief Financial Officer and Chief Accounting Officer of the Company from September 2012 to May 2018; and Senior Vice President of the Company from June 2011 to May 2018

David I. Schamis [2] [4]	45	2018	Founding Partner and Chief Investment Officer of Atlas Merchant Capital LLC since January 2014
Robert W. Stein [1] [2]	70	2018	Corporate Director since October 2011
Heath L. Watkin [2] [3]	45	2018	President and Chief Investment Officer of TRB Advisors LP since January 2010

[1]	Member of the Audit Committee of the Company and HHGP

[2]	Member of the Finance, Investment and Enterprise Risk Committee of the Company and HHGP

[3]	Member of the Compensation Committee of HHGP

[4]	Member of the Corporate Governance Committee of HHGP

The following is a list of directorships currently held, or formerly held within the five previous years, by the Directors of the Company on companies whose securities are traded publicly in the United States or that are investment companies registered under the Investment Company Act of 1940.

Director	Directorships
Richard J. Carbone	E*TRADE Financial Corporation (August 2013 to Present)
Henry Cornell	MRC Global Inc. (June 2018 to Present); Cypress Energy Partners GP, LLC (January 2014 to Present)
Oliver M. Goldstein	Origin Bancorp, Inc. (January 2013 to February 2019)
Robert W. Stein	Assurant, Inc. (October 2011-Present); Aviva plc (January 2013 to May 2017)
The Corporate Governance Committee of HHGP is charged with recommending to the Board of Directors the qualifications for Directors, including among other things, the competencies, skills, experience and level of commitment required to fulfill Board responsibilities and the personal qualities that should be sought in candidates for Board membership.
The Company’s Directors are identified below along with an indication of their experience, qualifications, attributes and skills, which leads the Company to believe that they are qualified to serve on the Board of Directors.
Richard J. Carbone
Mr. Carbone was formerly Chief Financial Officer of Prudential Financial, Inc. from 1997 through 2013, and served as Executive Vice President until retiring from that position in February 2014. Mr. Carbone brings nearly four decades of experience in financial services, having held senior finance office positions in both the banking and securities industries, including Managing Director and Controller of Salomon Brothers and Senior Vice President and Controller of Bankers Trust Company. He began his career at Price Waterhouse & Co. and is a Certified Public Accountant. He was an officer in the United States Marine Corps from 1969 to 1972. Mr. Carbone is currently a Trustee of Catholic Charities of Staten Island. He also serves on the Board of Directors of E*TRADE Financial Corporation and E*TRADE Bank and is Chair of its Audit Committee and designated an audit committee financial expert and is a member of its Compensation Committee. He is a director of Resolution Life Holdings (USA) and its indirect subsidiary, Lincoln Benefit Life where he is Chair of the Risk and Investment Committee and a member of the Audit Committee; he is also an advisor to Hudson Structured Capital Management. He is Chairman of the Board of Directors of the Company and HHGP, the Company’s indirect parent, as well as a member of the Audit Committee of the Company and HHGP.
Henry Cornell
Mr. Cornell is the Founder and Senior Partner of Cornell Capital, where he is personally involved in the sourcing, evaluation, execution and ownership of each investment. Prior to founding Cornell Capital, Mr. Cornell was the Vice Chairman of the Merchant Banking Division of Goldman Sachs. Mr. Cornell has over 30 years of experience across all aspects of private equity investing in a broad array of industries. He began his career as an attorney with Davis Polk & Wardwell before joining Goldman Sachs in 1984 in the Investment Banking Division. He moved to Tokyo in 1988 to head Goldman Sachs’s real estate efforts in Asia. In 1992, he moved to Hong Kong to found Goldman Sachs’ principal investment business in Asia. Under his leadership, Goldman Sachs made numerous landmark investments in Asia, including in Ping An Insurance Company of China, Sanyo Corporation, Hana Bank and Industrial and Commercial Bank of China (ICBC). He returned to New York in 2000, where he played a key role in the success of the Goldman Sachs Capital Partners funds GSCP 2000, GSCP V and GSCP VI as a leader in the division, member of the global investment committee and active investor. Mr. Cornell was active across the US and Asia, and his notable investments include Allied World, Barrett Energy, Kinder Morgan, USI, MRC Global and Cobalt. He currently serves a board member of HHGP, the Company, Cypress Energy Partners, L.P., MRC Global Inc., is a member of the Board of Trustees of Mt. Sinai, the Whitney Museum, The Asia Society and the Navy SEAL Foundation and is a member of the Council on Foreign Relations.
Gilles M. Dellaert
Mr. Dellaert is Co-President and Chief Investment Officer of Global Atlantic, where he is highly engaged in the day-to-day management of the business and the company’s overall strategy. He also oversees all of Global Atlantic’s Investment Office, which includes all of the investment and reinsurance activity. Mr. Dellaert is Chairman of the Investment Committee of Global Atlantic. Previously, he worked in Goldman Sachs’ Securities Division Credit Trading business. He joined Goldman Sachs in 2003 after having worked for J.P. Morgan Securities. Mr. Dellaert currently serves as a board member of HHGP and the Company.
Oliver M. Goldstein
Mr. Goldstein is Managing Director on the financial services investment team at Pine Brook, where he also serves as a member of the Investment Committee. Mr. Goldstein currently represents Pine Brook as a director of Fair Square Financial Holdings LLC and Strategic

Funding Source, Inc. Mr. Goldstein has 24 years of private equity and financial advisory experience. Prior to 2009, he spent four years as a partner and senior managing director at Eton Park Capital Management. Mr. Goldstein started and led Eton Park’s U.S. private investment effort, establishing an investment strategy concentrated on growth equity financings and special situations, with a primary industry focus in financial services. Mr. Goldstein was with Warburg Pincus from 1999 to 2005, most recently as a managing director responsible for leveraged buyouts and direct investments in public companies. Earlier in his career, Mr. Goldstein worked for Fenway Partners and Goldman, Sachs & Co. He currently serves as a board member of HHGP and the Company.
Brion S. Johnson
Mr. Johnson is Chief Investment Officer of The Hartford and President of HIMCO, The Hartford’s institutional asset management business. Prior to being named President of HIMCO in 2012, he served as a Managing Director, Chief Financial Officer and Head of Strategy and Development of HIMCO. From 2014 to 2018, Mr. Johnson also served as president of Talcott Resolution, the business segment comprising The Hartford’s former run-off annuity business. Prior to joining HIMCO, Mr. Johnson worked at Prudential, plc, North American Operations, rising through the ranks while working at the company’s affiliates, PPM America, Inc. and Jackson National Life Insurance Company. His most recent role was serving as Executive Vice President and Head of Portfolio Management of PPM America, leading a team of investment professionals responsible for client relationships, portfolio management, and quantitative and risk management, as well as trade execution for clients in the U.S., England and Asia. He currently serves as a board member of HHGP and the Company.
Emily R. Pollack
Ms. Pollack is a Managing Director of Cornell Capital LLC, a private investment firm. Prior to joining Cornell Capital in January 2017, she was Vice President of Harron Communications, LP, a cable company, where she was employed from June 2010 until January 2017. She began her career at Davis Polk & Wardwell LLP in the Mergers & Acquisitions group, and also previously worked at American International Group, Inc. (AIG). Ms. Pollack currently serves as a board member of HHGP, the Company, and PureStar, a portfolio company of Cornell Capital.
Michael S. Rubinoff
Mr. Rubinoff is the Head of Private Equity at J. Safra Group since May 2012. Prior to joining the J. Safra Group, Mr. Rubinoff was a senior executive at Bank of America and at Merrill Lynch, where he held positions including Co-Head of the Global Corporate and Investment Bank, Global Head of Financial Institutions Investment Banking and Head of Financial Institutions Investing. Before joining Bank of America and Merrill Lynch, Mr. Rubinoff founded Infinity Point, an investment firm focused on financial institutions, where Mr. Rubinoff partnered in the acquisition of and management of the control stake of Israel Discount Bank, Israel’s third largest bank. Prior to founding Infinity Point, Mr. Rubinoff was a Partner at Goldman Sachs and Co-head of the Financial Institutions Group within the Investment Banking Division responsible for the Americas. He specialized in providing strategic advice and capital markets services for financial institutions and globally. During his investment banking career, Mr. Rubinoff advised on over $100 billion in mergers, restructurings and capital raises. He currently serves as a director on the Boards of Chiquita Brands International Inc., Global Atlantic Financial Group, Q-Park N.V., HHGP and the Company. Mr. Rubinoff also serves as an observer to the Board of Directors of USI, Inc., as a member of the Board of Directors of the Andy Warhol Museum and as a Trustee of The Jewish Museum.
Peter F. Sannizzaro
Mr. Sannizzaro was appointed President and Chief Executive Officer of the Company in November 2018, where he is highly engaged in the day-to-day management of the business and the establishment of its overall strategy. He has 30 years of experience in the financial services industry, including serving as President and Chief Operating Officer from June 2018 to November 2018 and previously the Chief Financial Officer for the Company for five years where he had responsibility for Finance, Actuarial and Risk. He is a Chartered Financial Analyst and a Certified Public Accountant. Mr. Sannizzaro currently serves as a director of Foodshare, Inc., Chair of its Finance Committee and a member of its Executive Committee and Retirement Committee. He is also a director of HHGP and the Company.
David I. Schamis
Mr. Schamis is the Founding Partner and Chief Investment Officer at Atlas Merchant Capital since January 2014. Prior to joining Atlas, Mr. Schamis worked at J.C. Flowers from 2000 to January 2014, most recently as a Managing Director and member of the Management Committee. Mr. Schamis joined J.C. Flowers at its inception and has had significant experience investing in North America, South America, Europe and Asia. His day-to-day responsibilities included transaction and sourcing execution, portfolio company monitoring and firm operations. Prior to J.C. Flowers, Mr. Schamis worked in the financial institutions investment banking group at Salomon Smith Barney LLC from 1995 to 2000. He was previously Chairman of the Board of Directors of Fox-Pitt Kelton and Ascensus Retirement Services (formerly Crump Group, Inc.). He also served on the Board of Directors for Affirmative Insurance Holdings, Inc., Symetra Financial Corporation and MF Global Ltd. Mr. Schamis is currently a member of the Board of Directors of HHGP, South Street Securities Holdings Inc., Somerset Reinsurance Ltd., Praxia Bank, the Company, and Panmure Gordon & Co. PLC.

Robert W. Stein
Mr. Stein is a retired Global Managing Partner of Actuarial Services of Ernst & Young where he spent over 40 years in various leadership roles advising many of the world’s leading insurance companies on financial and operating matters. Mr. Stein currently serves as a director and Chair of the Audit Committee of each of Assurant, Inc., Resolution Life Holdings (USA), HHGP and the Company. He is a director of Worldwide Reinsurance, Ltd. and serves as an advisor to the Board of Directors of Global Synergy Holdings. Mr. Stein is a Trustee Emeritus of the Actuarial Foundation. He is a member of both the AICPA and the American Academy of Actuaries, as well as a Fellow of the Society of Actuaries. Mr. Stein is a Certified Public Account.
Heath L. Watkin
Mr. Watkin is the President and Chief Investment Officer at TRB Advisors LP, a role he has held since January 2010. Prior to joining TRB Advisors, Mr. Watkin was a Managing Director at Atticus Capital, where he focused on special situations and deep value investments. Mr. Watkin is a member of the Board of Directors of GreyCastle Holdings, Ltd., Goji Insurance, HHGP, and the Company.
Identification of Executive Officers

Name	Age	Position with the Company and Business Experience for the Past Five Years
Ellen T. Below	53
Vice President and Chief Communications Officer of the Company since June 2018; previously Vice President of Project Management Office of the Company from April 2014 to May 2018; and Assistant Vice President and Chief of Staff of the Company from October 2008 to April 2014

Matthew C. Bjorkman	37
Vice President and Chief Auditor of the Company since June 2018; previously Director of Risk & Regulatory Consulting LLC from October 2015 to May 2018; and Senior Manager of Deloitte & Touche LLP from September 2003 to September 2015

John B. Brady	48	Vice President and Chief Actuary of the Company since June 2018; previously Vice President and Actuary of the Company from April 2007 to May 2018
Christopher B. Cramer	46	Vice President, Director of Tax and Deputy General Counsel of the Company since June 2018; Head of Tax Law and Deputy General Counsel of The Hartford prior to May 2018
George E. Eknaian	58
Senior Vice President and Chief Risk Officer of the Company since June 2018; previously a Consultant from November 2014 to May 2018; and Senior Vice President and Chief Actuary of the Company from November 2006 to October 2014

Diane Krajewski	56
Vice President and Chief Human Resources Officer of the Company since June 2018, Head of Operations of the Company since August 2018; previously Vice President, Head of Operations and Chief Information Officer of the Company from July 2014 to May 2018; previously Vice President and Head of Operations of the Company from 2013 to June 2014

Matthew J. Poznar	59
Senior Vice President, Chief Investment Officer and Director of the Company since June 2018; previously Senior Vice President and Director of the Company from May 2015 to May 2018; previously President of HIMCO Variable Insurance Trust from 2014 to 2018; and Chief Executive Officer of HIMCO Distribution Services Company from 2014 to 2018

Lisa M. Proch	48
Senior Vice President, General Counsel and Chief Compliance Officer of the Company since June 2018; previously Vice President, Deputy General Counsel and Chief Compliance Officer of the Company from October 2016 to May 2018; previously Vice President, Assistant General Counsel, and Chief Compliance Officer of the Company from October 2012 to October 2016

Peter F. Sannizzaro	52
President, Chief Executive Officer and Director of the Company since November 2018; previously, President, Chief Operating Officer and Director of the Company from June 2018 to October 2018; previously Chief Financial Officer and Chief Accounting Officer of the Company from September 2012 to May 2018; and Senior Vice President of the Company from June 2011 to May 2018

Robert R. Siracusa	53	Vice President and Chief Financial Officer of the Company since June 2018; previously Vice President of The Hartford from June 2009 to May 2018
Samir Srivastava	52
Vice President and Chief Information Officer of the Company since August 2018, Vice President and Chief Technology Officer of the Company from June 2018 to August 2018; previously Vice President of The Hartford from August 2001 to May 2018

Certain of these executive officers also serve as executive officers and/or directors of various Company subsidiaries.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to its senior financial officers, as well as to other officers and employees. All of the items identified as elements of a “code of ethics” as defined in Securities and Exchange

Commission regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 are substantively covered by the Code. The Code of Ethics and Business Conduct is available on the Company’s website at:
https://www.talcottresolution.com/talcott_resolution_code_of_ethics_and_business_conduct.html
In the event the Company amends or waives any of the provisions of the Code applicable to our principal executive officer or principal financial officer that relate to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the 1934 Act, the Company intends to disclose these actions on the Company’s website.
Security Holder Communications
As a wholly-owned subsidiary, the Board of Directors of the Company does not have a formal process for security holders to send communications to the Board of Directors.
Audit Committee Financial Expert
The Company’s Board has reviewed the qualifications of each member of the Audit Committee and determined that Mr. Robert Stein meets the definition of an audit committee financial expert as defined in Item 407 of Regulation S-K; Mr. Stein is independent of management.

Item 11.	EXECUTIVE COMPENSATION
Executive Officers
The Company has no employees, as we are managed by Talcott Resolution Life, Inc. ("TLI"), the Company's parent, pursuant to an Intercompany Services and Cost Allocation Agreement effective as of June 1, 2018 (the “Management Agreement”) between the Company, TLI and other Company affiliates. Pursuant to the Management Agreement, the parties provide a variety of operating services to each other to conduct their day to day business, including employee management services. Expenses incurred by TLI in providing these services are reimbursed by the Company based on TLI’s actual cost incurred.
Directors
Except as set forth below, directors designated by Company investors to serve on the Company's Board are compensated by the investor that designated them in the ordinary course of business as employees of the investor firm. Any compensation paid to a director by their employing firm is not specifically for service as a director of the Company.
In 2018, the Company compensated its two independent directors, Richard Carbone and Robert Stein. None of the other Directors received compensation for their board service. The following sets out compensation paid in 2018 to these directors for board service from June 1, 2018 through May 31, 2019.

Name	Fees Paid in Cash ($)	Total ($)
R. Carbone	$250,000	$250,000
R. Stein	$100,000	$100,000
In addition to the annual cash board service fee noted above, each of Mr. Carbone and Mr. Stein was granted the following number of phantom units, none of which have been paid.

Name	Unpaid Phantom Stock Units
R. Carbone	3,500
R. Stein	700
These phantom units were awarded pursuant to the Hopmeadow Holdings, LP Phantom Unit Incentive Plan (the “Phantom Plan"), the long-term incentive plan of the Company’s indirect parent, Hopmeadow Holdings LP. Each phantom unit represents a notional value of $1,000 at the time of the grant. The phantom units will be subject to vesting over a three-year period commencing on June 1, 2019 and will entitle the holder to receive cash distributions if certain distributions are made to the buyers of the Company. Prior to June 1, 2020, any distributions and the amount of those distributions is contingent on the approval of the CTDOI. As a result, the actual value of these phantom units cannot be determined at this time.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The Company is wholly-owned subsidiary of Talcott Resolution Life, Inc.
Security Ownership of Management
Interests owned in the Company by its investors may be deemed to be beneficially owned by those Company directors employed by the investors. Except for Mssrs. Cornell and Schamis, these directors disclaim beneficial ownership of any interest in the Company owned by their employing investor.
Mr. Cornell and Mr. Schamis may be deemed to beneficially own 39% and 8.1% of the Company, respectively. Except for Mssrs. Cornell and Schamis, no director or executive officer beneficially owns any equity security of the Company or any of its parents or subsidiaries.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Review and Approval of Related Party Transactions
We review all relationships and transactions in which we and our investors, Directors, executive officers, and their immediate family members ("related parties") participate to determine if any related party has a direct or indirect material interest. Our General Counsel's office is primarily responsible for developing and implementing processes to obtain the necessary information and for determining, based on the facts and circumstances, whether a direct or indirect material interest exists. We disclose any such transactions in our Annual Report, as required by the SEC rules.
If the General Counsel's Office determines that a transaction may require disclosure under SEC rules, the General Counsel's Office will notify the Board of Directors. The Board will approve or ratify the transaction only if certain criteria is met. Among other criteria, the Board considers whether such transactions were on terms that are no less favorable, in the aggregate, to the Company and its affiliates than those that could reasonably be obtained in a comparable arms’-length transaction with a person other than the related party. Such review also considers established conflict of interest guidelines with respect to the Company and its affiliates.
Based on the information available to the Company's General Counsel's Office and to the Board, there have been no transactions between the Company and any related party since June 1, 2018, nor are any currently proposed, for which disclosure is required under the SEC rules.
Director Independence
Although not subject to the independence standards of the New York Stock Exchange, for purposes of this Annual Report on Form 10-K, the Company has applied the independence standards required for listed companies of the New York Stock Exchange to the Board of Directors. Applying these standards, the Company has determined that it has at least two independent directors, Richard Carbone and Robert Stein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2018 and 2017.

(amounts are in whole dollars)	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit fees	$3,984,000	$4,065,000
Audit-related fees [1]	—	—
Tax fees[1]	—	—
All other fees [1]	—	—
Total	$3,984,000	$4,065,000
[1] There were no fees for the categories Audit-related, Tax or All Other for the years ended December 31, 2018 and 2017.
The Company's Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to the Company by the Deloitte Entities during 2018 and 2017 was compatible with maintaining the Deloitte Entities’ independence.
The Committee has established policies requiring pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Committee pre-approve specifically described audit, and audit-related services, annually. For the annual pre-approval, the Committee approves categories of audit services, audit-related services and related fee budgets. For all pre-approvals, the Committee considers whether such services are consistent with the rules of the SEC and the Public Company Accounting Oversight Board on auditor independence. The independent registered public accounting firm and management report to the Committee on a timely basis regarding the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the limits approved by the Committee. The Committee’s policies require specific pre-approval of all tax services, internal control-related services and all other permitted services on an individual project basis. As provided by the Committee’s policies, the Committee has delegated to its Chairman the authority to address any requests for pre-approval of services between Committee meetings, up to a maximum of $25 thousand. The Chairman must report any pre-approvals to the full Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

(1)	Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

(2)	Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

(3)	Exhibits. See Exhibit Index elsewhere herein.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Description	Page
Report of Independent Registered Public Accounting Firm	F- 2
Consolidated Statements of Operations — For the Period of June 1, 2018 to December 31, 2018 (Successor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Years Ended December 31, 2017 and 2016 (Predecessor Company)
F- 3
Consolidated Statements of Comprehensive Income (Loss) — For the Period of June 1, 2018 to December 31, 2018 (Successor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Years Ended December 31, 2017 and 2016 (Predecessor Company)
F- 4
Consolidated Balance Sheets — As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company)	F- 5
Consolidated Statements of Changes in Stockholder’s Equity — For the Period of June 1, 2018 to December 31, 2018 (Successor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Years Ended December 31, 2017 and 2016 (Predecessor Company)
F- 6
Consolidated Statements of Cash Flows — For the Period of June 1, 2018 to December 31, 2018 (Successor Company), the Period of January 1, 2018 to May 31, 2018 (Predecessor Company) and For the Years Ended December 31, 2017 and 2016 (Predecessor Company)
F- 7
Notes to Consolidated Financial Statements	F- 8
Schedule I — Summary of Investments—Other Than Investments in Affiliates	S- 1
Schedule IV — Reinsurance	S- 2
Schedule V — Valuation and Qualifying Accounts	S- 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Talcott Resolution Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Talcott Resolution Life Insurance Company and subsidiaries (formerly Hartford Life Insurance Company) (the "Company") as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the related consolidated statements of operations, comprehensive income (loss), changes in stockholder's equity, and cash flows, for the period of June 1, 2018 to December 31, 2018 (Successor Company), the period of January 1, 2018 to May 31, 2018 and for the years ended December 31, 2017 and 2016 (Predecessor Company), and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), and the results of its operations and its cash flows for the period of June 1, 2018 to December 31, 2018 (Successor Company), the period of January 1, 2018 to May 31, 2018 and for the years ended December 31, 2017 and 2016 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter
As discussed in Note 1 to the financial statements, the Company's direct parent, Talcott Resolution Life, Inc., was acquired by Hopmeadow Holdings LP on May 31, 2018. The Company elected to apply pushdown accounting by applying the guidance permitted under Accounting Standards Codification Topic 805 Business Combinations.
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

/s/ DELOITTE & TOUCHE LLP

Hartford, CT
February 22, 2019

We have served as the Company’s auditor since 2002.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
(In millions)			2017	2016
Revenues
Fee income and other	$502	$381	$906	$969
Earned premiums	31	42	105	203
Net investment income	509	520	1,281	1,373
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(8)	—	(16)	(29)
OTTI losses recognized in other comprehensive income	1	—	2	1
Net OTTI losses recognized in earnings	(7)	—	(14)	(28)
Other net realized capital gains (losses)	149	(107)	(46)	(135)
Total net realized capital gains (losses)	142	(107)	(60)	(163)
Amortization of deferred reinsurance gain	38	—	—	—
Total revenues	1,222	836	2,232	2,382
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	415	534	1,406	1,437
Amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA")	98	16	48	114
Insurance operating costs and other expenses	235	183	400	472
Other intangible asset amortization	4	—	—	—
Dividends to policyholders	2	2	2	3
Total benefits, losses and expenses	754	735	1,856	2,026
Income before income taxes	468	101	376	356
Income tax expense	59	7	422	74
Net income (loss)	$409	$94	$(46)	$282
See Notes to Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
(In millions)			2017	2016
Net income (loss)	$409	$94	$(46)	$282
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	(173)	(430)	329	154
Change in net gain on cash-flow hedging instruments	—	(18)	(28)	(25)
Change in foreign currency translation adjustments	2	1	—	—
OCI, net of tax	(171)	(447)	301	129
Comprehensive income (loss)	$238	$(353)	$255	$411
 See Notes to Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	Successor Company	Predecessor Company
(In millions, except for share data)	As of December 31, 2018	As of December 31, 2017
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: December 31, 2018 Successor Company - $14,035; December 31, 2017 Predecessor Company - $20,914)	$13,839	$22,799
Fixed maturities, at fair value using the fair value option	12	32
Equity securities, at fair value	116	—
Equity securities, available-for-sale, at fair value (cost: December 31, 2017 Predecessor Company - $140)	—	154
Mortgage loans (net of valuation allowances: December 31, 2018 Successor Company - $5; December 31, 2017 Predecessor Company - $0)	2,100	2,872
Policy loans, at outstanding balance	1,441	1,432
Limited partnerships and other alternative investments	894	1,001
Other investments	201	213
Short-term investments	844	1,094
Total investments	19,447	29,597
Cash	221	537
Premiums receivable and agents’ balances, net	12	15
Reinsurance recoverables	29,564	20,785
Deferred policy acquisition costs and value of business acquired	716	405
Deferred income taxes, net	969	556
Other intangible assets	51	—
Other assets	352	1,003
Separate account assets	98,814	115,834
Total assets	$150,146	$168,732
Liabilities
Reserve for future policy benefits	$18,323	$14,482
Other policyholder funds and benefits payable	28,584	29,228
Other liabilities	2,420	2,508
Separate account liabilities	98,814	115,834
Total liabilities	148,141	162,052
Commitments and Contingencies (Note 11)
Stockholder’s Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	1,761	3,539
Accumulated other comprehensive (loss) income, net of tax	(171)	1,023
Retained earnings	409	2,112
Total stockholder’s equity	2,005	6,680
Total liabilities and stockholder’s equity	$150,146	$168,732
See Notes to Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder's Equity

June 1, 2018 to December 31, 2018 (Successor Company)
(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance, beginning of period	$6	$1,761	$—	$—	$1,767
Net income	—	—	—	409	409
Total other comprehensive loss	—	—	(171)	—	(171)
Balance, end of period	$6	$1,761	$(171)	$409	$2,005

January 1, 2018 to May 31, 2018 (Predecessor Company)
(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance, beginning of period	$6	$3,539	$1,023	$2,112	$6,680
Cumulative effect of accounting changes, net of tax	—	—	182	(182)	—
Adjusted balance, beginning of period	6	3,539	1,205	1,930	6,680
Net income	—	—	—	94	94
Total other comprehensive loss	—	—	(447)	—	(447)
Capital contributions to parent	—	(619)	—	—	(619)
Capital contributions from parent	—	102	—	—	102
Balance, end of period	$6	$3,022	$758	$2,024	$5,810

For the Year Ended December 31, 2017 (Predecessor Company)
(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance, beginning of period	$6	$4,935	$722	$2,158	$7,821
Net loss	—	—	—	(46)	(46)
Total other comprehensive income	—	—	301	—	301
Capital contributions to parent	—	(1,396)	—	—	(1,396)
Balance, end of period	$6	$3,539	$1,023	$2,112	$6,680

For the Year Ended December 31, 2016 (Predecessor Company)
(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance, beginning of period	$6	$5,687	$593	$1,876	$8,162
Net income	—	—	—	282	282
Total other comprehensive income	—	—	129	—	129
Capital contributions to parent	—	(752)	—	—	(752)
Balance, end of period	$6	$4,935	$722	$2,158	$7,821
See Notes to Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
(In millions)			2017	2016
Operating Activities
Net income (loss)	$409	$94	$(46)	$282
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities
Net realized capital (gains) losses	(142)	107	60	163
Amortization of deferred reinsurance gain	(38)	—	—	—
Amortization of DAC and VOBA	98	16	48	114
Additions to DAC	—	(1)	(2)	(7)
Depreciation and (accretion) amortization	31	(1)	31	9
Other operating activities, net	63	131	143	33
Change in assets and liabilities:
(Increase) decrease in reinsurance recoverables	(990)	(2)	4	117
(Increase) decrease in accrued and deferred income taxes	29	274	(5)	278
Impact of tax reform on accrued and deferred income taxes	—	—	396	—
Increase (decrease) in reserve for future policy benefits and unearned premiums	(503)	45	387	111
Net changes in other assets and other liabilities	302	(60)	(219)	(316)
Net cash (used for) provided by operating activities	(741)	603	797	784
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	3,303	4,397	10,315	10,152
Fixed maturities, fair value option	15	5	50	68
Equity securities, available-for-sale	—	—	203	321
Equity securities, at fair value	68	49	—	—
Mortgage loans	101	116	396	371
Partnerships	83	188	113	395
Payments for the purchase of:
Fixed maturities, available-for-sale	(3,024)	(2,447)	(8,713)	(8,889)
Fixed maturities, fair value option	—	—	—	(29)
Equity securities, available-for-sale	—	—	(199)	(58)
Equity securities, fair value option	(10)	(25)	—	—
Mortgage loans	(323)	(86)	(469)	(263)
Partnerships	(97)	(80)	(235)	(151)
Net payments for repurchase agreements program	(22)	—	—	—
Net payments for derivatives	(303)	(200)	(283)	(261)
Net increase (decrease) in policy loans	18	(26)	12	2
Net sales of (additions to) property and equipment	—	44	(18)	—
Net proceeds from (payments for) short-term investments	1,770	(1,494)	251	(769)
Other investing activities, net	1	22	43	(25)
Net cash provided by investing activities	1,580	463	1,466	864
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,959	1,782	4,549	4,162
Withdrawals and other deductions from investment and universal life-type contracts	(10,173)	(9,206)	(13,749)	(14,871)
Net transfers from separate accounts related to investment and universal life-type contracts	7,360	6,999	7,969	9,811
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(11)	(406)	360	268
Return of capital to parent	—	(517)	(1,396)	(752)
Net repayments at maturity or settlement of consumer notes	—	(8)	(13)	(17)
Net cash used for financing activities	(865)	(1,356)	(2,280)	(1,399)
Net increase (decrease) in cash	(26)	(290)	(17)	249
Cash — beginning of period	247	537	554	305
Cash — end of period	$221	$247	$537	$554
Supplemental Disclosure of Cash Flow Information
Income tax received	$17	$271	$57	$210
See Notes to Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)

1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Talcott Resolution Life Insurance Company, formerly Hartford Life Insurance Company, (together with its subsidiaries, "TL," "Company," "we" or "our") is a provider of insurance and investment products in the United States ("U.S.") and is a wholly-owned subsidiary of Talcott Resolution Life, Inc., a Delaware corporation ("TLI"). Hopmeadow Holdings LP ("Hopmeadow Holdings", or "HHLP") is a parent of the Company.
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
On May 31, 2018 the Company's indirect parent, Hartford Holding, Inc. ("HHI") completed the sale of the Company's parent to a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group ("Global Atlantic"), Pine Brook and J. Safra Group. Although Talcott Resolution Life Insurance Company is no longer affiliated with The Hartford Financial Services Group, Inc. ("The Hartford") or any of its subsidiaries, The Hartford retained a 9.7 percent ownership interest in HHLP ("Talcott Resolution Sale Transaction").
In conjunction with the sale, the Company entered into a transition services agreement with The Hartford to provide general ledger, cash management, investment accounting and information technology infrastructure services for a period of up to two years. These transition services are not considered a material change in internal controls as the controls are substantially similar to those that existed prior to the Talcott Resolution Sale Transaction. The Company monitors and maintains oversight of the control environment provided by The Hartford covering these services and considers these controls in the evaluation of our internal control environment.
HHLP’s May 31, 2018 acquisition of TLI was accounted for by HHLP using business combination accounting. Under this method, the purchase price paid by the investor group was assigned to the identifiable assets acquired and liabilities assumed as of the acquisition date based on their fair value. The Company elected to apply pushdown accounting by applying the guidance permitted under Accounting Standards Codification ("ASC") Topic 805 Business Combinations. By the application of pushdown accounting, the Company’s assets, liabilities and equity were accordingly adjusted to fair value on May 31, 2018 which generated both intangible assets and Value of Business Acquired ("VOBA"). Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. While we do not anticipate material changes to the initial valuation of assets and liabilities in purchase and pushdown accounting, new information related to acquisition date valuations may give rise to a measurement period adjustment. The measurement period is not to exceed one year from the acquisition date and as of December 31, 2018 no changes have been made to the initial valuation of assets and liabilities determined as part of the purchase and pushdown accounting. Due to the application of pushdown accounting, TL’s financial statements and footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting. The periods prior to June 1, 2018 are identified herein as “Predecessor,” while the periods subsequent to HHLP’s acquisition of TLI is identified as “Successor.” As a result of the change in the basis of accounting from historical GAAP to reflect HHLP’s purchase cost, the financial statements for the Predecessor period are not comparable to the Successor periods.
On June 1, 2018, TL executed reinsurance agreements to reinsure certain fixed immediate and deferred annuity contracts, variable payout separate account annuity contracts, standard mortality structured settlements, and period certain structured settlement annuity contracts ("Commonwealth Annuity Reinsurance Agreement") to Commonwealth Annuity and Life Insurance Company ("Commonwealth"), a subsidiary of Global Atlantic which is a member of the acquiring investment group. TL reinsured an 85% quota share, except 75% for standard mortality structured settlements, in exchange for a $357 ceding commission that was fixed based on reinsuring approximately $9.3 billion of reserves as of December 31, 2016, plus annuitizations through closing and annuitizations from market value adjusted annuities post-close. The reinsurance agreement was executed after the Talcott Acquisition Date and as such, the accounting for the agreement was recorded after the TL balance sheet was adjusted to fair value in purchase and pushdown accounting. A deferred gain of approximately $1 billion was recorded in Other liabilities on the Consolidated Balance Sheet related to this reinsurance agreement and will be amortized over the life of the underlying policies reinsured.
Consolidation
The Consolidated Financial Statements include the accounts of TL and entities the Company directly or indirectly has a controlling financial interest in which the Company is required to consolidate. Entities in which TL has significant influence over the operating and financing decisions but is not required to consolidate are reported using the equity method. All intercompany transactions and balances between TL and its subsidiaries have been eliminated.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
Adoption of New Accounting Standards
Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings
In February 2018, the FASB issued new accounting guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under U.S. GAAP the Company recorded the total effect of the change in enacted tax rates on deferred tax balances as a charge to income tax expense within net income, including the change in deferred tax balances related to components of AOCI. The new accounting guidance permitted the Company to reclassify the “stranded” tax effects out of AOCI and into retained earnings that resulted from recording the tax effects of unrealized investment gains at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. On January 1, 2018, the Company (Predecessor Company) adopted the new guidance and recorded a reclassification of $193 which increased AOCI and reduced retained earnings.
Financial Instruments - Recognition and Measurement
On January 1, 2018, the Company (Predecessor Company) adopted updated guidance issued by the FASB for the recognition and measurement of financial instruments through a cumulative effect adjustment to the opening balances of retained earnings and AOCI. The new guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The new guidance also requires a deferred tax asset resulting from net unrealized losses on available-for-sale fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under prior guidance, the Company reported equity securities, available for sale ("AFS"), at fair value with changes in fair value reported in other comprehensive income. As of January 1, 2018, the Company (Predecessor Company) reclassified from AOCI to retained earnings net unrealized gains of $11, after tax, related to equity securities having a fair value of $154. Beginning in 2018, the Company reports equity securities at fair value with changes in fair value reported in net realized capital gains and losses.
Revenue Recognition
On January 1, 2018, the Company (Predecessor Company) adopted the FASB’s updated guidance for recognizing revenue from contracts with customers, which excludes insurance contracts and financial instruments. Revenue subject to the guidance is recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to receive in exchange for those goods or services. The updated guidance is consistent with previous guidance for the Company’s transactions and did not have an effect on the Company’s financial position, cash flows or net income.
Revenue from customers for other than insurance and investment contracts was $54 for the period of June 1, 2018 to December 31, 2018 (Successor Company), $40 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $58 and $63 for the years ended December 31, 2017 and 2016 (Predecessor Company), respectively. The Company earns revenues from these contracts primarily for administrative and distribution services fees from offering certain fund families as investment options in its variable annuity products. Fees are primarily based on the average daily net asset values of the funds and are recorded in the period in which the services are provided and collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of the funds, and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Future Adoption of New Accounting Standards
Hedging Activities
The FASB issued updated guidance on hedge accounting. The updates allow hedge accounting for new types of interest rate hedges of financial instruments and simplify documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. For cash flow hedges, the ineffectiveness will be recognized in earnings only when the hedged transaction affects earnings; otherwise, the ineffectiveness gains or losses will remain in AOCI. Under current accounting, total hedge ineffectiveness is reported separately in realized gains and losses apart from the hedged transaction. The updated guidance is effective January 1, 2019 through a cumulative effect adjustment that will reclassify cumulative ineffectiveness on open cash flow hedges from retained earnings to AOCI. As a result of pushdown accounting, derivative instruments that qualified for hedge accounting were recorded at fair value through adjustments to additional paid in capital at the acquisition date. As of December 31, 2018 (Successor Company), the Company has no derivative instruments that qualify for hedge accounting, therefore there will be no impact on the Company's financial statements upon adoption.
Financial Instruments - Credit Losses
In June 2016 the FASB issued updated guidance for recognition and measurement of credit losses on certain financial instruments, including reinsurance recoverables. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will replace the “incurred loss” approach with an “expected loss” model for recognizing credit losses for instruments carried at other than fair value, which will initially result in the recognition of greater allowances for losses. The allowance will be an estimate of credit losses expected over the life of financial instruments, such as mortgage loans, reinsurance recoverables and receivables. The measurement of the expected credit loss estimate will be based on historical loss data, current conditions, and reasonable and supportable forecasts. Credit losses on fixed maturities available-for-sale carried at fair value will continue to be measured like other-than-temporary impairments ("OTTI"); however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances recognized through net realized capital gains and losses and no longer accreted as net investment income through an adjustment to the investment yield. The Company expects to adopt the updated guidance January 1, 2020 through a cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses for financial instruments carried at other than fair value. The Company is in the process of evaluating the effect on its consolidated financial statements and the ultimate impact of the adoption will depend on the composition of the financial instruments and market conditions at the adoption date. Significant implementation matters yet to be addressed include estimating lifetime expected losses on financial instruments carried at other than fair value including reinsurance recoverables, determining the impact of valuation allowances on net investment income from fixed maturities AFS, updating our investment accounting system functionality to maintain adjustable valuation allowance on fixed maturities, AFS, and developing a detailed implementation plan.
Changes to the Disclosure Requirements for Fair Value Measurement
On August 28, 2018 the FASB issued ASU 2018-13 which removes, modifies and adds certain disclosure requirements related to fair value measurements in ASC 820, Fair Value Measurements. The amendments in this guidance are effective January 1, 2020 with early adoption permitted for any removed or modified disclosures upon issuance of the guidance. Further, entities are permitted to delay adoption of the additional disclosures until their effective date. The Company has not yet determined the timing of its adoption and is currently assessing the impact of ASU 2018-13 on its financial statements.
Targeted Improvements to the Accounting for Long Duration Contracts
The FASB issued ASU 2018-12 on August 15, 2018 which impacts the existing recognition, measurement, presentation, and disclosure requirements for certain long duration contracts issued by an insurance company. The guidance is intended to improve the timeliness of recognizing changes in the liability for future policy benefits by requiring annual or more frequent updates of insurance assumptions and modifying the rate used to discount future cash flows. Cash flows under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield. The discount rate is required to be updated at each reporting date, with the effect of discount rate changes on the liability recorded in OCI. This is a change from current GAAP which utilizes assumptions, including discount rate, "locked in" at policy issuance and until such time as significant changes in experience or assumptions may require the Company to establish premium deficiency reserves. When this occurs, premium deficiency reserves are recognized by unlocking reserve assumptions to eliminate a reserve deficiency under current GAAP.
Further, the guidance seeks to improve the accounting for certain market-based options or guarantees associated with account balance contracts and improve the effectiveness of the required disclosures. These market risk benefit features are required to be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to a change in the instrument's credit risk, which are required to be recognized in OCI.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

This ASU is effective January 1, 2021 with early adoption permitted. The Company is currently assessing the anticipated impacts of applying ASU 2018-12 on its financial statements. While this guidance represents a material change from existing GAAP it does not change the underlying economics of the business or its related cash flows. The Company has not yet determined the timing of its adoption.
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Segment Information
The Company has one reportable segment and is comprised of the run-off operations of annuity, institutional and private-placement life insurance businesses. The Company's determination that it has one reportable segment is based on the fact that the Company's chief operating decision maker reviews the Company's financial performance at a consolidated level.
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
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. Most of these investments are classified as available-for-sale ("AFS") and are carried at fair value. The after-tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of AOCI, after adjustments for the effect of deducting certain life and annuity deferred policy acquisition costs (Predecessor Company), VOBA (Successor Company), and reserve adjustments. Effective January 1, 2018, equity securities are now measured at fair value with any changes in valuation reported in net income. For further information, see Financial Instruments - Recognition and Measurement discussion above. Fixed maturities for which the Company elected the fair value option are classified as FVO, generally certain securities that contain embedded credit derivatives, and are carried at fair value with changes in value recorded in realized capital gains and losses. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value and are primarily accounted for under the equity method with the Company’s share of earnings included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds on a one-month delay. Accordingly, income for the period of June 1, 2018 to December 31, 2018 (Successor Company), the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and for the years ended December 31, 2017, and 2016 (Predecessor Company) may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivative instruments which are carried at fair value.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in fixed maturities, FVO, equity securities, and derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, as well as ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of certain fair-value hedging instruments and their associated hedged item. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies as discussed in Note 3 - Investments of Notes to Consolidated Financial Statements. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future prepayments using the retrospective method; however, if these investments are impaired and for certain other asset-backed securities, any yield adjustments are made using the prospective method. Prepayment fees and make-whole payments on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends are recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings; however, for a portion of those investments, the Company used investment fund accounting applied to a wholly-owned fund of funds which was liquidated during 2016. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the period of June 1, 2018 to December 31, 2018 (Successor Company), the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and for the years ended December 31, 2017 and 2016 (Predecessor Company).
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a hedge of a net investment in a foreign operation ("net investment" hedge) or (4) held for other investment and/or risk management purposes, which primarily involve managing asset or liability related risks and do not qualify for hedge accounting.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values, cash flows or net investment in foreign operations of hedged items. Hedge effectiveness is assessed primarily using quantitative methods as well as using qualitative methods. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the "Change in Variable Cash Flows Method", the "Change in Fair Value Method", the "Hypothetical Derivative Method", or the "Dollar Offset Method".
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Reinsurance
The Company cedes insurance to unaffiliated insurers in order to limit its maximum losses and to diversify its exposures and provide statutory surplus relief. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers.
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
Deferred Policy Acquisition Costs (Predecessor Company)/Value of Business Acquired (Successor Company)
Deferred policy acquisition costs ("DAC") represent costs that are directly related to the acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees. Such costs primarily include commissions, premium taxes, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully issued contracts. As a result of the acquisition of TLI being recorded at fair value, DAC which does not represent future cash flows, was eliminated in pushdown accounting.
Value of business acquired ("VOBA") represents the estimated value assigned to the right to receive future gross profits from cash flows and earnings of acquired insurance and investment contracts as of the date of the transaction. It is based on the actuarially estimated present value of future cash flows from the acquired insurance and investment contracts in-force as of the date of the transaction. The estimated fair value calculation of VOBA is based on certain assumptions, including mortality, persistency, expenses, interest rates, and other factors that the Company expects to experience in future years. Actual experience on the acquired contracts may vary from these projections and the recovery of VOBA is dependent upon the future profitability of the related business. The Company amortizes VOBA over estimated gross profits and it is reviewed for recoverability quarterly.
For universal life-type contracts (including variable annuities), the VOBA asset is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits ("EGPs"). The Company also uses the present value EGPs to determine reserves for universal life type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, life-contingent guaranteed minimum withdrawal and universal life insurance secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
For most life insurance product contracts, including variable annuities, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that time frame are immaterial. Future gross profits are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; full and partial surrender rates; interest credited; mortality; and annuitization rates. Changes in these assumptions and changes to other assumptions such as expenses and hedging costs cause EGPs to fluctuate, which impacts earnings.
The Company determines EGPs using a set of stochastic reversion to mean ("RTM") separate account return projections which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s VOBA model is adjusted to reflect actual market returns at the end of each quarter. Through a consideration of recent market returns, the Company will unlock ("Unlock"), or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps. This Unlock for future separate account returns is determined each quarter.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

In the fourth quarter of 2018, the Company completed a comprehensive policyholder behavior assumption study which resulted in a non-market related after-tax charge and incorporated the results of that study into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and will revise its policyholder assumptions if credible emerging data indicates that changes are warranted. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the VOBA models, as well as EGPs used in the death and other insurance benefit reserving models.
All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique, and policyholder behavior assumptions are considered an Unlock in the period of revision. An Unlock adjusts the DAC (predecessor), VOBA (successor), death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock revises EGPs to reflect the Company's current best estimate assumptions. The Company also tests the aggregate recoverability of DAC (predecessor) and VOBA (successor) by comparing the existing balance to the present value of future EGPs. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
Policyholders or their beneficiaries may make modifications to existing contracts. If the new modification results in a substantially changed replacement contract, the existing VOBA is written off through income. If the modified contract is not substantially changed, the existing VOBA continues to be amortized and incremental costs are expensed in the period incurred.
Reserve for Future Policy Benefits
Reserve for Future Policy Benefits on Universal Life-type Contracts
Certain contracts classified as universal life-type include death and other insurance benefit features including guaranteed minimum death benefit ("GMDB") and the life-contingent portion of guaranteed minimum withdrawal benefit ("GMWB") riders offered with variable annuity contracts, as well as secondary guarantee benefits offered with universal life insurance contracts. Universal life insurance secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. GMDB riders on variable annuities provide a death benefit during the accumulation phase that is generally equal to the greater of (a) the contract value at death or (b) premium payments less any prior withdrawals and may include adjustments that increase the benefit, such as for maximum anniversary value ("MAV"). For the Company's products with life-contingent GMWB riders, the withdrawal benefit can exceed the guaranteed remaining balance ("GRB"), which is generally equal to premiums less withdrawals. In addition to recording an account value liability that represents policyholder funds, the Company records a death and other insurance benefit liability for GMDBs, the life-contingent portion of GMWBs and the universal life insurance secondary guarantees. This death and other insurance benefit liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected assessments and investment margin. Total expected assessments are the aggregate of all contract charges, including those for administration, mortality, expense, and surrender. The liability is accrued as actual assessments are earned. The expected present value of benefits and assessments are generally derived from a set of stochastic scenarios that have been calibrated to our RTM separate account returns and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on the Unlock, the Company regularly evaluates estimates used and adjusts the liability, with a related charge or credit to benefits, losses and loss adjustment expenses. For further information on the Unlock, see the Deferred Policy Acquisition Costs (Predecessor Company)/Value of Business Acquired (Successor Company) accounting policy section within this footnote.
The Company reinsures a portion of its in-force GMDB, GMWB, and all of its universal life insurance secondary guarantees. Net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
The Company uses reinsurance for a portion of its fixed and payout annuity businesses.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Successor Company
Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$516	$—	$514	$2
Collateralized loan obligations ("CLOs")	963	—	886	77
Commercial mortgage-backed securities ("CMBS")	1,407	—	1,366	41
Corporate	7,678	—	7,351	327
Foreign government/government agencies	377	—	377	—
Bonds of municipalities and political subdivisions ("municipal bonds")	734	—	734	—
Residential mortgage-backed securities ("RMBS")	1,033	—	590	443
U.S. Treasuries	1,131	322	809	—
Total fixed maturities	13,839	322	12,627	890
Fixed maturities, FVO	12	—	12	—
Equity securities, at fair value	116	54	16	46
Derivative assets
Interest rate derivatives	36	—	36	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	44	—	8	36
Macro hedge program	132	—	—	132
Total derivative assets [2]	212	—	44	168
Short-term investments	844	464	380	—
Reinsurance recoverable for GMWB	40	—	—	40
Modified coinsurance reinsurance contracts	12	—	12	—
Separate account assets [3]	94,724	59,361	35,323	40
Total assets accounted for at fair value on a recurring basis	$109,799	$60,201	$48,414	$1,184
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(80)	$—	$—	$(80)
Total other policyholder funds and benefits payable	(80)	—	—	(80)
Derivative liabilities
Credit derivatives	2	—	2	—
Foreign exchange derivatives	(91)	—	(91)	—
Interest rate derivatives	(137)	—	(110)	(27)
GMWB hedging instruments	27	—	18	9
Macro hedge program	115	—	—	115
Total derivative liabilities [4]	(84)	—	(181)	97
Total liabilities accounted for at fair value on a recurring basis	$(164)	$—	$(181)	$17

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Predecessor Company
Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$819	$—	$806	$13
Collateralized loan obligations ("CLOs")	888	—	815	73
Commercial mortgage-backed securities ("CMBS")	2,084	—	2,058	26
Corporate	14,038	—	13,595	443
Foreign government/government agencies	407	—	406	1
Bonds of municipalities and political subdivisions ("municipal bonds")	1,266	—	1,228	38
Residential mortgage-backed securities ("RMBS")	1,427	—	735	692
U.S. Treasuries	1,870	284	1,586	—
Total fixed maturities	22,799	284	21,229	1,286
Fixed maturities, FVO	32	—	32	—
Equity securities, trading [1]	12	12	—	—
Equity securities, AFS	154	61	47	46
Derivative assets
Credit derivatives	1	—	1	—
Foreign exchange derivatives	(1)	—	(1)	—
Interest rate derivatives	47	—	47	—
GMWB hedging instruments	69	—	35	34
Macro hedge program	19	—	—	19
Total derivative assets [2]	135	—	82	53
Short-term investments	1,094	807	287	—
Reinsurance recoverable for GMWB	36	—	—	36
Modified coinsurance reinsurance contracts	55	—	55	—
Separate account assets [3]	113,302	73,538	38,677	185
Total assets accounted for at fair value on a recurring basis	$137,619	$74,702	$60,409	$1,606
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(75)	$—	$—	$(75)
Total other policyholder funds and benefits payable	(75)	—	—	(75)
Derivative liabilities
Foreign exchange derivatives	(187)	—	(187)	—
Interest rate derivatives	(403)	—	(374)	(29)
GMWB hedging instruments	(2)	—	(2)	—
Macro hedge program	4	—	—	4
Total derivative liabilities [4]	(588)	—	(563)	(25)
Total liabilities accounted for at fair value on a recurring basis	$(663)	$—	$(563)	$(100)

[1]	Included in other investments on the Consolidated Balance Sheets.

[2]
Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law. See footnote 4 to this table for derivative liabilities.

[3]
Approximately $3.6 billion and $2.5 billion of investment sales receivable, as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $468 and $902 of investments, as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

[4]
Includes derivative instruments in a net negative fair value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Fixed Maturities, Equity Securities, Short-term Investments and Free-standing Derivatives
Valuation Techniques
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
Fixed Maturity Investments
Structured securities (includes ABS, CLOs, CMBS and RMBS)

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

Other inputs for investment grade privately placed securities that utilize internal matrix pricing:
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

U.S. Treasuries, Municipals, and Foreign government/government agencies

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
As of December 31, 2018 (Successor Company)
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$1	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	278bps	Decrease
Corporate [4]	144	Discounted cash flows	Spread	145bps	1,145bps	400bps	Decrease
RMBS [3]	426	Discounted cash flows	Spread	31bps	346bps	92bps	Decrease
			Constant prepayment rate	—%	13%	6%	Decrease [5]
			Constant default rate	2%	8%	3%	Decrease
			Loss severity	—%	100%	58%	Decrease
As of December 31, 2017 (Predecessor Company)
CMBS [3]	$15	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	457bps	Decrease
Corporate [4]	190	Discounted cash flows	Spread	103bps	1,000bps	355bps	Decrease
Municipal	22	Discounted cash flows	Spread	192bps	250bps	228bps	Decrease
RMBS [3]	692	Discounted cash flows	Spread	24bps	463bps	77bps	Decrease
			Constant prepayment rate	—%	25%	6%	Decrease [5]
			Constant default rate	—%	7%	4%	Decrease
			Loss severity	—%	100%	65%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
As of December 31, 2018 (Successor Company)
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivatives
Interest rate swaps	$(27)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(26)	Option model	Equity volatility	22%	22%	Increase
Equity options	(1)	Option model	Equity volatility	30%	32%	Increase
Customized swaps	71	Discounted cash flows	Equity volatility	18%	30%	Increase
Interest rate swaption	1	Option model	Interest rate volatility	3%	3%	Increase
Macro hedge program [2]
Equity options	250	Option model	Equity volatility	17%	30%	Increase
As of December 31, 2017 (Predecessor Company)
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	2%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	(26)	Option model	Equity volatility	19%	19%	Increase
Equity options	1	Option model	Equity volatility	27%	30%	Increase
Customized swaps	59	Discounted cash flows	Equity volatility	7%	30%	Increase
Macro hedge program [2]
Equity options	29	Option model	Equity volatility	18%	31%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations.
While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the period of June 1, 2018 to December 31, 2018 (Successor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company), no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $171 and $283, for the period of June 1, 2018 to December 31, 2018 (Successor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company), respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the period of June 1, 2018 to December 31, 2018 (Successor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company), there were no transfers from Level 2 to Level 1. The amount of transfers from Level 1 to Level 2 was $773, for the year ended December 31, 2017 (Predecessor Company), which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the year ended December 31, 2017 (Predecessor Company), there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the transfers into and out of Level 3.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Credit Standing Adjustment
The credit standing adjustment is an estimate of the adjustment to the fair value that market participants would require in determining fair value to reflect the risk that GMWB benefit obligations or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of estimates of peer company and reinsurer bond spreads and credit default spreads from capital markets, adjusted for market recoverability.
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
• Withdrawal rates
• Lapse rates
• Reset elections

Significant Unobservable Inputs for Level 3 GMWB Embedded Customized and Reinsurance Derivatives
As of December 31, 2018 (Successor Company)
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal utilization [2]	15%	100%	Increase
Withdrawal rates [3]	—%	8%	Increase
Lapse rates [4]	1%	40%	Decrease
Reset elections [5]	20%	45%	Increase
Equity volatility [6]	17%	30%	Increase
Credit standing adjustment [7]	0.04%	0.28%	Decrease
As of December 31, 2017 (Predecessor Company)
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal utilization [2]	15%	100%	Increase
Withdrawal rates [3]	—%	8%	Increase
Lapse rates [4]	—%	40%	Decrease
Reset elections [5]	30%	75%	Increase
Equity volatility [6]	7%	30%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

[7]	Range represents Company credit spreads, adjusted for market recoverability.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. For limited partnerships in which fair value represents the separate account’s share of the NAV, 51% were subject to significant liquidation restrictions as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company). Total limited partnerships that do not allow any form of redemption were 0% and 21%, as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively. Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS and commercial mortgage loans.
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
The following tables present a reconciliation of the beginning and ending balances for fair value measurements for the period of June 1, 2018 to December 31, 2018 (Successor Company), for which the Company had used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total Realized/Unrealized Gains (Losses)
	Fair Value as of June 1, 2018	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of December 31, 2018
Assets
Fixed maturities, AFS
ABS	$12	$—	$—	$20	$(1)	$(4)	$1	$(26)	$2
CLOs	65	—	(1)	142	(3)	(7)	—	(119)	77
CMBS	17	—	—	42	(1)	(1)	—	(16)	41
Corporate	451	(6)	(7)	17	(2)	(33)	6	(99)	327
Municipal	24	—	—	—	—	(12)	—	(12)	—
RMBS	617	—	(1)	38	(71)	(117)	—	(23)	443
Total fixed maturities, AFS	1,186	(6)	(9)	259	(78)	(174)	7	(295)	890
Equity securities, at fair value	42	1	—	4	—	(1)	—	—	46
Freestanding derivatives
Interest rate	(27)	—	—	—	—	—	—	—	(27)
GMWB hedging instruments	17	28	—	—	—	—	—	—	45
Macro hedge program	(5)	156	—	41	55	—	—	—	247
Total freestanding derivatives [5]	(15)	184	—	41	55	—	—	—	265
Reinsurance recoverable for GMWB	22	10	—	—	8	—	—	—	40
Separate accounts	55	—	—	45	—	(7)	6	(59)	40
Total assets	$1,290	$189	$(9)	$349	$(15)	$(182)	$13	$(354)	$1,281
(Liabilities)
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	(21)	(25)	—	—	(34)	—	—	—	(80)
Total other policyholder funds and benefits payable	(21)	(25)	—	—	(34)	—	—	—	(80)
Total liabilities	$(21)	$(25)	$—	$—	$(34)	$—	$—	$—	$(80)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of January 1, 2018 to May 31, 2018 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total Realized/Unrealized Gains (Losses)
	Fair Value as of January 1, 2018	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of May 31, 2018
Assets
Fixed maturities, AFS
ABS	$13	$—	$—	$6	$(1)	$—	$1	$(7)	$12
CLOs	73	—	—	5	—	(3)	—	(10)	65
CMBS	26	—	—	7	(1)	(15)	—	—	17
Corporate	443	2	(23)	47	(16)	(46)	64	(20)	451
Foreign Govt./Govt. agencies	1	—	—	—	(1)	—	—	—	—
Municipal	38	—	(1)	—	—	—	—	(13)	24
RMBS	692	—	(3)	35	(78)	(24)	—	(5)	617
Total fixed maturities, AFS	1,286	2	(27)	100	(97)	(88)	65	(55)	1,186
Equity securities, at fair value	46	10	—	—	—	(14)	—	—	42
Freestanding derivatives
Interest rate	(29)	2	—	—	—	—	—	—	(27)
GMWB hedging instruments	34	(15)	—	—	—	(2)	—	—	17
Macro hedge program	23	(28)	—	—	—	—	—	—	(5)
Total freestanding derivatives [5]	28	(41)	—	—	—	(2)	—	—	(15)
Reinsurance recoverable for GMWB	36	(19)	—	—	5	—	—	—	22
Separate accounts	185	—	—	34	—	(164)	22	(22)	55
Total assets	$1,581	$(48)	$(27)	$134	$(92)	$(268)	$87	$(77)	$1,290
(Liabilities)
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	(75)	82	—	—	(28)	—	—	—	(21)
Total other policyholder funds and benefits payable	(75)	82	—	—	(28)	—	—	—	(21)
Total liabilities	$(75)	$82	$—	$—	$(28)	$—	$—	$—	$(21)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2017 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total Realized/Unrealized Gains (Losses)
	Fair Value as of January 1, 2017	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of December 31, 2017
Assets
Fixed maturities, AFS
ABS	$37	$—	$—	$14	$(6)	$—	$6	$(38)	$13
CLOs	260	14	(17)	147	(107)	(19)	—	(205)	73
CMBS	21	—	1	33	(4)	—	—	(25)	26
Corporate	566	(8)	23	111	(7)	(95)	78	(225)	443
Foreign Govt./Govt. agencies	17	—	1	3	(2)	—	—	(18)	1
Municipal	72	—	4	—	(1)	(5)	—	(32)	38
RMBS	711	—	19	155	(185)	—	—	(8)	692
Total fixed maturities, AFS	1,684	6	31	463	(312)	(119)	84	(551)	1,286
Equity securities, AFS	44	—	(4)	6	—	—	—	—	46
Freestanding derivatives
Equity	—	—	—	—	—	—	—	—	—
Interest rate	(30)	1	—	—	—	—	—	—	(29)
GMWB hedging instruments	81	(47)	—	—	—	—	—	—	34
Macro hedge program	167	10	—	9	—	(163)	—	—	23
Total freestanding derivatives [5]	218	(36)	—	9	—	(163)	—	—	28
Reinsurance recoverable for GMWB	73	(52)	—	—	15	—	—	—	36
Separate accounts	201	3	6	152	(8)	(53)	11	(127)	185
Total assets	$2,220	$(79)	$33	$630	$(305)	$(335)	$95	$(678)	$1,581
(Liabilities)
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	(241)	231	—	—	(65)	—	—	—	(75)
Equity linked notes	(33)	(4)	—	—	37	—	—	—	—
Total other policyholder funds and benefits payable	(274)	227	—	—	(28)	—	—	—	(75)
Total liabilities	$(274)	$227	$—	$—	$(28)	$—	$—	$—	$(75)

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income (Loss) for Financial Instruments Classified as Level 3 Still Held at End of Period
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018 [1] [2]	January 1, 2018 to May 31, 2018 [1] [2]	For the Year Ended December 31, 2017 [1] [2]
Assets
Fixed maturities, AFS
Corporate	$(6)	$2	$(1)
Total fixed maturities, AFS	(6)	2	(1)
Freestanding derivatives
Interest rate	1	(5)	1
GMWB hedging instruments	28	(17)	(61)
Macro hedge program	252	(26)	(77)
Total freestanding derivatives	281	(48)	(137)
Reinsurance recoverable for GMWB	10	(19)	(52)
Separate accounts	—	—	1
Total assets	$285	$(65)	$(189)
(Liabilities)
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	$(25)	$82	$231
Equity linked notes	—	—	(4)
Total other policyholder funds and benefits payable	(25)	82	227
Total liabilities	$(25)	$82	$227

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
As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the fair value of assets and liabilities using the fair value option was $12 and $32, respectively, within the residential real estate sector.
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
For the period of June 1, 2018 to December 31, 2018 (Successor Company) and the period of January 1, 2018 to May 31, 2018 (Predecessor Company) there were no realized capital gains (losses) related to the fair value of assets using the fair value option. For the year ended December 31, 2017 (Predecessor Company) the income earned from FVO securities and the changes recorded in net realized capital gains (losses) were $1, related to equity securities. For the year ended December 31, 2016 (Predecessor Company) the income earned from FVO securities and the changes recorded in net realized capital gains (losses) was $3 and $(34), related to residential real-estate and equity securities, respectively. The Company did not hold any of these equity securities as of December 31, 2018 (Successor Company).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Financial Assets and Liabilities Not Carried at Fair Value
		Successor Company		Predecessor Company
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		December 31, 2018		December 31, 2017
Assets
Policy loans	Level 3	$1,441	$1,441	$1,432	$1,432
Mortgage loans	Level 3	$2,100	$2,125	$2,872	$2,941
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,186	$5,888	$5,905	$6,095
Consumer notes [2] [3]	Level 3	$—	$—	$8	$8
Assumed investment contracts [3]	Level 3	$185	$185	$342	$361

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Excludes amounts carried at fair value and included in preceding disclosures.

[3]	Included in other liabilities in the Consolidated Balance Sheets.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Investment Income
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
(Before-tax)			2017	2016
Fixed maturities [1]	$343	$395	$995	$1,049
Equity securities	9	4	9	8
Mortgage loans	49	54	124	135
Policy loans	48	32	79	83
Limited partnerships and other alternative investments	67	41	75	86
Other [2]	11	13	54	64
Investment expenses	(18)	(19)	(55)	(52)
Total net investment income	$509	$520	$1,281	$1,373

[1]	Includes net investment income on short-term investments.

[2]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.

Net Realized Capital Gains (Losses)
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
(Before tax)			2017	2016
Gross gains on sales	$12	$49	$226	$211
Gross losses on sales	(38)	(112)	(58)	(93)
Equity securities [1]	(21)	2	—	—
Net OTTI losses recognized in earnings	(7)	—	(14)	(28)
Valuation allowances on mortgage loans	(5)	—	2	—
Results of variable annuity hedge program
GMWB derivatives, net	12	12	48	(38)
Macro hedge program	153	(36)	(260)	(163)
Total results of variable annuity hedge program	165	(24)	(212)	(201)
Transactional foreign currency revaluation	9	(6)	(1)	(70)
Non-qualifying foreign currency derivatives	(10)	7	(5)	57
Other, net [2]	37	(23)	2	(39)
Net realized capital gains (losses)	$142	$(107)	$(60)	$(163)

[1]	Effective January 1, 2018, with adoption of new accounting standards for equity securities, include all changes in fair value and trading gains and losses for equity securities at fair value.

[2]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $35 for the period of June 1, 2018 to December 31, 2018 (Successor Company), $(10) for the period of January 1, 2018 to May 31, 2018 (Predecessor Company), and $0 and $6 for the years ended December 31, 2017 and 2016 (Predecessor Company), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. For the period of June 1, 2018 to December 31, 2018 (Successor Company), before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $(32). Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses were $(2) for the period January 1, 2018 to May 31, 2018 (Predecessor Company). Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $153 and $89 for the years ended December 31, 2017 and 2016 (Predecessor Company), respectively.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Sales of AFS Securities
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Fixed maturities, AFS
Sale proceeds	$2,523	$3,523	$7,979	$7,409
Gross gains	12	45	211	206
Gross losses	(37)	(47)	(56)	(85)
Equity securities, AFS
Sale proceeds			$203	$321
Gross gains			13	4
Gross losses			(1)	(8)
Sales of AFS securities in 2018 were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of December 31, 2018 (Successor Company), was $(14) and $(3) for the period of June 1, 2018 to December 31, 2018 (Successor Company), and the period of January 1, 2018 to May 31, 2018 (Predecessor Company), respectively. Prior to January 1, 2018, changes in net unrealized gains (losses) were included in AOCI.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Impairments in Earnings by Type
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Intent-to-sell impairments	$1	$—	$—	$4
Credit impairments	6	—	14	22
Impairments on equity securities	—	—	—	2
Total impairments	$7	$—	$14	$28

Cumulative Credit Impairments
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
(Before tax)			2017	2016
Balance as of beginning of period	$—	$(88)	$(170)	$(211)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(6)	—	(1)	(9)
Securities previously impaired	—	—	(13)	(13)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	17	82	44
Securities due to an increase in expected cash flows	—	1	14	19
Balance as of end of period	$(6)	$(70)	$(88)	$(170)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	Successor Company					Predecessor Company
	December 31, 2018					December 31, 2017
	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]
ABS	$514	$2	$—	$516	$—	$821	$9	$(11)	$819	$—
CLOs	971	5	(13)	963	—	886	2	—	888	—
CMBS	1,409	8	(7)	1,407	—	2,061	45	(22)	2,084	(1)
Corporate	7,860	19	(236)	7,678	(1)	12,587	1,483	(32)	14,038	—
Foreign govt./govt. agencies	383	3	(6)	377	—	379	30	(2)	407	—
Municipal	738	5	(10)	734	—	1,125	142	(1)	1,266	—
RMBS	1,034	3	(4)	1,033	—	1,388	41	(2)	1,427	—
U.S. Treasuries	1,126	8	(3)	1,131	—	1,667	206	(3)	1,870	—
Total fixed maturities, AFS	14,035	53	(279)	13,839	(1)	20,914	1,958	(73)	22,799	(1)
Equity securities, AFS [3]						140	14	—	154	—
Total AFS securities	$14,035	$53	$(279)	$13,839	$(1)	$21,054	$1,972	$(73)	$22,953	$(1)

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

[2]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company).

[3]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of December 31, 2018.

Fixed maturities, AFS, by Contractual Maturity Year
	Successor Company		Predecessor Company
	December 31, 2018		December 31, 2017
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$481	$479	$844	$850
Over one year through five years	1,508	1,501	3,498	3,580
Over five years through ten years	1,807	1,783	3,178	3,321
Over ten years	6,311	6,157	8,238	9,830
Subtotal	10,107	9,920	15,758	17,581
Mortgage-backed and asset-backed securities	3,928	3,919	5,156	5,218
Total fixed maturities, AFS	$14,035	$13,839	$20,914	$22,799
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
The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government agencies as of December 31, 2018 (Successor Company) or December 31, 2017 (Predecessor Company). As of December 31, 2018 (Successor Company), other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were CVS Health Corporation, Microsoft Corporation, and HSBC Holdings PLC, which each comprised less than 1% of total invested assets. As of December 31, 2017 (Predecessor Company), other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were HSBC Holdings PLC, Microsoft Corporation, and National Grid PLC, which each comprised less than 1% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2018 (Successor Company), were utilities, financial services, and CMBS which comprised approximately 8%, 7% and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2017 (Predecessor Company) were financial services, utilities, and CMBS which comprised approximately 9%, 9% and 7%, respectively, of total invested assets.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2018
Successor Company
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost [1]	Fair Value	Unrealized Losses	Amortized Cost [1]	Fair Value	Unrealized Losses	Amortized Cost [1]	Fair Value	Unrealized Losses
ABS	$179	$179	$—	$—	$—	$—	$179	$179	$—
CLOs	887	874	(13)	—	—	—	887	874	(13)
CMBS	762	754	(7)	—	—	—	762	754	(7)
Corporate	6,748	6,549	(236)	—	—	—	6,748	6,549	(236)
Foreign govt./govt. agencies	218	212	(6)	—	—	—	218	212	(6)
Municipal	490	480	(10)	—	—	—	490	480	(10)
RMBS	727	723	(4)	—	—	—	727	723	(4)
U.S. Treasuries	619	616	(3)	—	—	—	619	616	(3)
Total fixed maturities, AFS in an unrealized loss position	$10,630	$10,387	$(279)	$—	$—	$—	$10,630	$10,387	$(279)

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of December 31, 2017
Predecessor Company
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$158	$157	$(1)	$219	$209	$(10)	$377	$366	$(11)
CLOs	242	242	—	37	37	—	279	279	—
CMBS	524	517	(7)	346	331	(15)	870	848	(22)
Corporate	1,082	1,074	(8)	779	755	(24)	1,861	1,829	(32)
Foreign govt./govt. agencies	60	59	(1)	35	34	(1)	95	93	(2)
Municipal	9	9	—	10	9	(1)	19	18	(1)
RMBS	288	287	(1)	28	27	(1)	316	314	(2)
U.S. Treasuries	382	380	(2)	38	37	(1)	420	417	(3)
Total fixed maturities, AFS in an unrealized loss position	$2,745	$2,725	$(20)	$1,492	$1,439	$(53)	$4,237	$4,164	$(73)
Equity securities, AFS [2]	6	6	—	3	3	—	9	9	—
Total securities in an unrealized loss position	$2,751	$2,731	$(20)	$1,495	$1,442	$(53)	$4,246	$4,173	$(73)

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

[2]
Effective January 1, 2018, with the adoption of new accounting standards for financial instruments, equity securities, AFS were reclassified to equity securities at fair value and are excluded from the table above as of December 31, 2018.

As of December 31, 2018 (Successor Company), AFS securities in an unrealized loss position consisted of 2,234 securities, primarily in the corporate sector, which were depressed due to widening of credit spreads since the application of pushdown accounting in connection with the May 31, 2018 sale by HHI. As of December 31, 2018, 99% of these securities were depressed less than 20% of cost or amortized cost.
The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
As of December 31, 2018 (Successor Company), mortgage loans had an amortized cost and carrying value of $2.1 billion, with a valuation allowance of $(5). As of December 31, 2017 (Predecessor Company), mortgage loans had an amortized cost and carrying value of $2.9 billion with no valuation allowance. Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2018 (Successor Company), the carrying value of mortgage loans that had a valuation allowance was $23. There were no mortgage loans held-for-sale as of December 31, 2018 (Successor Company) or December 31, 2017 (Predecessor Company). As of December 31, 2018 (Successor Company), the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Valuation Allowance Activity
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Beginning balance	$—	$—	$(19)	$(19)
Reversals/(Additions)	(6)	—	(1)	—
Deductions	1	—	20	—
Ending balance	$(5)	$—	$—	$(19)
The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of December 31, 2018 (Successor Company), while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) the Company held no delinquent commercial mortgages loan past due by 90 days or more.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Mortgage Loans Credit Quality
	Successor Company		Predecessor Company
	December 31, 2018		December 31, 2017
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$—	0.00x	$5	1.26x
65% - 80%	340	1.78x	125	1.88x
Less than 65%	1,760	2.48x	2,742	2.69x
Total mortgage loans	$2,100	2.36x	$2,872	2.65x

Mortgage Loans by Region
	Successor Company		Predecessor Company
	December 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$56	2.7%	$62	2.1%
East South Central	19	0.9%	14	0.5%
Middle Atlantic	131	6.2%	291	10.1%
Mountain	51	2.4%	53	1.9%
New England	79	3.7%	92	3.2%
Pacific	684	32.6%	838	29.2%
South Atlantic	457	21.8%	608	21.2%
West South Central	226	10.8%	195	6.8%
Other [1]	397	18.9%	719	25.0%
Total mortgage loans	$2,100	100%	$2,872	100%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	Successor Company		Predecessor Company
	December 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$580	27.6%	$743	25.9%
Lodging	24	1.1%	24	0.8%
Multifamily	518	24.7%	662	23.0%
Office	478	22.8%	685	23.9%
Retail	286	13.6%	557	19.4%
Single Family	86	4.1%	—	—%
Other	128	6.1%	201	7.0%
Total mortgage loans	$2,100	100%	$2,872	100%
Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be VIEs primarily as an investor through normal investment activities.
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements. As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) the Company did not hold any VIEs for which it was the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. Upon the adoption of the new consolidation guidance discussed above, these investments are now considered VIEs. For these non-consolidated VIEs, the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) is limited to the total carrying value of $849 and $900, respectively, which are included in limited partnerships and other alternative investments in the Company's Consolidated Balance Sheets. As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company has outstanding commitments totaling $474 and $673, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management.
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
Securities Lending
Under a securities lending program, the Company lends certain fixed maturities within the corporate, foreign government/government agencies, and municipal sectors as well as equity securities to qualifying third-party borrowers in return for collateral in the form of cash or securities. For domestic and non-domestic loaned securities, respectively, borrowers provide collateral of 102% and 105% of the fair value of the securities lent at the time of the loan. Borrowers will return the securities to the Company for cash or securities collateral at maturity dates generally of 90 days or less. Security collateral on deposit from counterparties in connection with securities lending transactions may not be sold or re-pledged, except in the event of default by the counterparty, and is not reflected on the Company’s Consolidated Balance Sheets. Additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. The agreements provide the counterparty the right to sell or re-pledge the securities loaned. If cash, rather than securities, is received as collateral, the cash is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Consolidated Balance Sheets. Income associated with securities lending transactions is reported as a component of net investment income in the Company’s Consolidated Statements of Operations.
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
Under repurchase agreements, the Company transfers collateral of U.S. government and government agency securities and receives cash. For repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities and is reported as an asset on the Company's Consolidated Balance Sheets. The Company accounts for the repurchase

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

agreements as collateralized borrowings. The securities transferred under repurchase agreements are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Consolidated Balance Sheets.
From time to time, the Company enters into reverse repurchase agreements where the Company purchases securities and simultaneously agrees to resell the same or substantially the same securities. The agreements require additional collateral to be transferred to the Company when necessary and the Company has the right to sell or re-pledge the securities received. The Company accounts for reverse repurchase agreements as collateralized financing. The receivable for reverse repurchase agreements is included within short term investments in the Company's Consolidated Balance Sheets.

Securities Lending and Repurchase Agreements
	Successor Company	Predecessor Company
	December 31, 2018	December 31, 2017
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$277	$674
Gross amount of associated liability for collateral received [1]	$284	$689

Repurchase Agreements:
Gross amount of recognized liabilities for repurchase agreements	$186	$202
Gross amount of collateral pledged related to repurchase agreements [2]	$190	$206
Gross amount of recognized receivables for reverse repurchase agreements [3]	$25	$—

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Consolidated Balance Sheets. Amount includes additional securities collateral received of $1 and $1 which are excluded from the Company's Consolidated Balance Sheets as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Consolidated Balance Sheets.

[3]	Collateral received is included within short term investments in the Company's Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the fair value of securities on deposit was $23 and $22, respectively.
For disclosure of collateral in support of derivative transactions, refer to the Derivative Collateral Arrangements section of Note 4 - Derivative Instruments of Notes to Consolidated Financial Statements.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, mortgage and real estate funds, and private equity and other funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The Company recognized total equity method income of $67 for the period June 1, 2018 to December 31, 2018 (Successor Company), $41 for the period January 1, 2018 to May 31, 2018 (Predecessor Company), $75 and $96 for the periods ended December 31, 2017 and 2016 (Predecessor Company), respectively. Equity method income is reported in net investment income. The Company’s maximum exposure to loss as of December 31, 2018 (Successor Company) is limited to the total carrying value of $894. In addition, the Company has outstanding commitments totaling approximately $478, to fund limited partnership and other alternative investments as of December 31, 2018 (Successor Company). The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2018, aggregate investment income (losses) from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $132.7 billion and $161.1 billion as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $28.6 billion and $46.5 billion as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), respectively. Aggregate net investment income of the limited partnerships in which the Company invested totaled $653, $1.8 billion and $0.9 billion for the periods ended December 31, 2018 (Successor Company), 2017 (Predecessor Company) and 2016 (Predecessor Company), respectively. Aggregate net income excluding net investment income of the limited partnerships in which the Company invested totaled $8.9 billion, $8.1 billion, and $7.4 billion for the periods ended

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

December 31, 2018 (Successor Company), 2017 (Predecessor Company) and 2016 (Predecessor Company), respectively. As of, and for the period ended, December 31, 2018 (Successor Company), the aggregated summarized financial data reflects the latest available financial information.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
Strategies that Qualify for Hedge Accounting
The Company's derivatives may satisfy hedge accounting requirements as outlined in Note 1 of these financial statements. Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. As a result of pushdown accounting, derivative instruments that qualified for hedge accounting were recorded at fair value through adjustments to additional paid in capital at the acquisition date. As of December 31, 2018 (Successor Company), the Company has no derivative instruments that qualify for hedge accounting. The hedge strategies by hedge accounting designation have previously included:
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
Non-qualifying Strategies
Derivative relationships that do not qualify for hedge accounting ("non-qualifying strategies") primarily include the hedge program for the Company's variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate, foreign currency and equity risk of certain fixed maturities, equities and liabilities do not qualify for hedge accounting.
The non-qualifying strategies include:
Interest Rate Swaps and Futures
The Company uses interest rate swaps, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the notional amount of interest rate swaps in offsetting relationships was $1.5 billion and $2.7 billion, respectively.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
GMWB Derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB product is a bifurcated embedded derivative ("GMWB product derivatives") that has a notional value equal to the GRB. The Company uses reinsurance contracts to transfer a portion of its risk of loss due to GMWB. The reinsurance contracts covering GMWB (“GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB reinsured.
The Company utilizes derivatives ("GMWB hedging instruments") as part of a dynamic hedging program designed to hedge a portion of the capital market risk exposures of the non-reinsured GMWB riders. The GMWB hedging instruments hedge changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options and futures, on certain indices including the S&P 500 index, EAFE index and NASDAQ index. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices.

GMWB Hedging Instruments
	Notional Amount		Fair Value
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Customized swaps	$3,877	$5,023	$71	$59
Equity swaps, options, and futures	776	1,407	(25)	(31)
Interest rate swaps and futures	3,140	3,022	25	39
Total	$7,793	$9,452	$71	$67
Macro Hedge Program
The Company utilizes equity swaps, options and futures to provide protection against the statutory tail scenario risk to the Company's statutory surplus arising from higher GMWB and guaranteed minimum death benefits ("GMDB") claims as well as lower variable annuity fee revenue. These derivatives cover some of the residual risks not otherwise covered by the dynamic hedging program.
Modified Coinsurance Reinsurance Contracts
As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the Company had approximately $798 and $861, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.
Derivative Balance Sheet Classification
For reporting purposes, the Company has elected to offset within assets or liabilities based upon the net of the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders are not included in the table below. The Company’s derivative instruments are held for risk

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivatives (continued)

management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section of Note 2 - Fair Value Measurements of Notes to the Consolidated Financial Statements.

	Net Derivatives				Asset Derivatives [1]		Liability Derivatives [1]
	Notional Amount		Fair Value		Fair Value		Fair Value
	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company	Successor Company	Predecessor Company
Hedge Designation/ Derivative Type	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Cash flow hedges
Interest rate swaps	$—	$1,486	$—	$—	$—	$1	$—	$(1)
Foreign currency swaps	—	182	—	(12)	—	5	—	(17)
Total cash flow hedges	—	1,668	—	(12)	—	6	—	(18)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	3,152	3,219	(101)	(356)	38	203	(139)	(559)
Foreign exchange contracts
Foreign currency swaps and forwards	225	342	(9)	(6)	7	—	(16)	(6)
Fixed payout annuity hedge	270	540	(82)	(170)	—	—	(82)	(170)
Credit contracts
Credit derivatives that purchase credit protection	45	80	(1)	(3)	—	—	(1)	(3)
Credit derivatives that assume credit risk [2]	372	380	3	3	3	3	—	—
Credit derivatives in offsetting positions	43	200	—	1	5	7	(5)	(6)
Variable annuity hedge program
GMWB product derivatives [3]	9,957	11,390	(80)	(75)	—	—	(80)	(75)
GMWB reinsurance contracts	2,115	2,372	40	35	40	35	—	—
GMWB hedging instruments	7,793	9,452	71	67	114	116	(43)	(49)
Macro hedge program	10,765	7,252	247	23	288	45	(41)	(22)
Other
Modified coinsurance reinsurance contracts	798	861	12	55	12	55	—	—
Total non-qualifying strategies	35,535	36,088	100	(426)	507	464	(407)	(890)
Total cash flow hedges and non-qualifying strategies	$35,535	$37,756	$100	$(438)	$507	$470	$(407)	$(908)
Balance Sheet Location
Fixed maturities, available-for-sale	$41	$39	$—	$—	$—	$—	$—	$—
Other investments	11,000	10,340	212	135	248	149	(36)	(14)
Other liabilities	11,623	12,754	(84)	(588)	207	231	(291)	(819)
Reinsurance recoverables	2,914	3,233	52	90	52	90	—	—
Other policyholder funds and benefits payable	9,957	11,390	(80)	(75)	—	—	(80)	(75)
Total derivatives	$35,535	$37,756	$100	$(438)	$507	$470	$(407)	$(908)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	The derivative instruments related to this strategy are held for other investment purposes.

[3]	These derivatives are embedded within liabilities and are not held for risk management purposes.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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

	(i)	(ii)	(iii) = (i) - (ii)			(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities) [1]	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [2] (Liabilities) [3]	Accrued Interest and Cash Collateral (Received) [3] Pledged [4]	Financial Collateral (Received) [5]	Net Amount
Successor Company
As of December 31, 2018
Other investments	$455	$352	$212	$(109)	$65	$38
Other liabilities	(327)	(147)	(84)	(96)	(178)	(2)
Predecessor Company
As of December 31, 2017
Other investments	$380	$338	$135	$(93)	$—	$42
Other liabilities	(833)	(154)	(588)	(91)	(674)	(5)

[1]	Certain prior year amounts have been restated to conform to the current year presentation for OTC-cleared derivatives.

[2]	Included in other invested assets in the Company's Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[4]	Included in other investments in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[5]	Excludes collateral associated with exchange-traded derivative instruments.
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

Derivatives in Cash Flow Hedging Relationships
Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	2017	2016
Interest rate swaps	$—	$(17)	$(13)	$(16)
Foreign currency swaps	—	—	4	2
Total	$—	$(17)	$(9)	$(14)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivatives (continued)

Derivatives in Cash Flow Hedging Relationships
Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Successor Company	Predecessor Company
		June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	2017	2016
Interest rate swaps	Net realized capital gains (losses)	$—	$—	$(1)	$1
Interest rate swaps	Net investment income	—	8	26	25
Foreign currency swaps	Net realized capital gains (losses)	—	(2)	11	(2)
Total		$—	$6	$36	$24
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

Non-qualifying Strategies Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Variable annuity hedge program
GMWB product derivatives	$(25)	$82	$231	$88
GMWB reinsurance contracts	1	(25)	(49)	(14)
GMWB hedging instruments	36	(45)	(134)	(112)
Macro hedge program	153	(36)	(260)	(163)
Total variable annuity hedge program	165	(24)	(212)	(201)
Foreign exchange contracts
Foreign currency swaps and forwards	2	(3)	(9)	32
Fixed payout annuity hedge	(15)	10	4	25
Total foreign exchange contracts	(13)	7	(5)	57
Other non-qualifying derivatives
Interest rate contracts
Interest rate swaps, swaptions, and futures	23	(40)	4	(18)
Credit contracts
Credit derivatives that purchase credit protection	—	1	(12)	(9)
Credit derivatives that assume credit risk	(1)	(3)	18	15
Equity contracts
Equity index swaps and options	—	—	3	30
Other
Modified coinsurance reinsurance contracts	13	32	(13)	(12)
Total other non-qualifying derivatives	35	(10)	—	6
Total [1]	$187	$(27)	$(217)	$(138)

[1]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements of Notes to the Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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

As of December 31, 2018 (Successor Company)
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$80	$1	4 years	Corporate Credit/ Foreign Gov.	A	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	202	1	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	80	2	5 years	Corporate Credit	B+		—
Investment grade risk exposure	12	(1)	5 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	19	(5)	Less than 1 Year	CMBS Credit	B-	19	5
Total [5]	$393	$(2)				$21	$5

As of December 31, 2017 (Predecessor Company)
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$120	$3	5 years	Corporate Credit/ Foreign Gov.	A-	$—	$—
Below investment grade risk exposure	43	—	Less than 1 Year	Corporate Credit	B	43	—
Basket credit default swaps [4]
Investment grade risk exposure	250	—	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	22	2	3 years	Corporate Credit	B+	22	—
Investment grade risk exposure	15	(1)	4 years	CMBS Credit	A	5	—
Below investment grade risk exposure	30	(5)	Less than 1 Year	CMBS Credit	CCC	30	5
Total [5]	$480	$(1)				$100	$5

[1]
The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements and applicable law which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivatives (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the Company pledged cash collateral associated with derivative instruments with a fair value of $2 and $6, respectively, for which the collateral receivable has been recorded in other assets or other liabilities on the Company's Consolidated Balance Sheets, as determined by the Company Company's election to offset on the balance sheet. The Company also pledged securities collateral associated with derivative instruments with a fair value of $191 and $729, respectively, as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company) which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. In addition, as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the Company has pledged initial margin of cash and securities to clearinghouses and exchanges related to OTC-cleared and exchange traded derivatives of $85 and $136, respectively.
As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the Company accepted cash collateral associated with derivative instruments of $402 and $310, respectively, which was invested and recorded in the Company's Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral as of December 31, 2018 (Successor Company) with a fair value of $76, all of which the Company has the ability to sell or repledge. As of December 31, 2018 (Successor Company), the Company had not repledged securities and did not sell any securities. The non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets. As of December 31, 2017 (Predecessor Company), the Company did not hold any securities collateral.

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

Reinsurance Recoverables
	Successor Company	Predecessor Company
	As of December 31, 2018	As of December 31, 2017
Reserve for future policy benefits and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$19,354	$19,448
Commonwealth	8,969	—
Other reinsurers	1,241	1,337
Gross reinsurance recoverables	$29,564	$20,785
As of December 31, 2018, the Company (Successor Company) had reinsurance recoverables from Commonwealth, MassMutual and Prudential of approximately $9.0 billion, $8.1 billion and $11.3 billion, respectively. As of December 31, 2017, the Company (Predecessor Company) had reinsurance recoverables from MassMutual and Prudential of $8.3 billion and $11.1 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Commonwealth, MassMutual and Prudential are primarily secured by invested assets held in trust.
No allowance for uncollectible reinsurance is required as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company). The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts and funds held accounts. Although management has determined that no allowance is required at this time, the Company closely monitors the financial condition, ratings and current market information of all of its counterparty reinsurers.
Insurance Revenues

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the Years Ended December 31,
			2017	2016
Gross earned premiums, fee income and other	$1,439	$1,059	$2,434	$2,659
Reinsurance assumed	66	48	116	129
Reinsurance ceded	(972)	(684)	(1,539)	(1,616)
Net earned premiums, fee income and other	$533	$423	$1,011	$1,172
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $731 for the period of June 1, 2018 to December 31, 2018 (Successor Company), $546 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $1,150 and $1,131 for the years ended December 31, 2017, and 2016 (Predecessor Company), respectively. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Value of Business Acquired

Changes in the DAC Balance [1]
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Balance, beginning of period	$—	$405	$463	$542
Deferred costs	—	1	2	7
Amortization — DAC	—	(13)	(51)	(40)
Amortization — Unlock benefit (charge), pre-tax	—	(3)	3	(74)
Adjustments to unrealized gains and losses on securities AFS and other	—	31	(12)	28
Balance, end of period	$—	$421	$405	$463

[1]
Effective with the application of pushdown accounting on May 31, 2018, the Company eliminated its DAC balance through a pushdown accounting adjustment. Please see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion of pushdown accounting.

Changes in the VOBA Balance [1]
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Balance, beginning of period	$805	$—	$—	$—
Amortization	(80)	—	—	—
Amortization — Unlock charge, pre-tax	(19)	—	—	—
Adjustments to unrealized gains and losses on securities AFS and other	10	—	—	—
Balance, end of period	$716	$—	$—	$—

[1]
Effective with the application of pushdown accounting on May 31, 2018, the Company established its VOBA balance through a pushdown accounting adjustment. Please see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion of pushdown accounting.

Expected Amortization of VOBA
Successor Company
Years	Expected Amortization
2019	$23
2020	$35
2021	$47
2022	$43
2023	$41

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
Successor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total
Liability balance as of June 1, 2018 [4]	$471	$3,057	$14,529	$18,057
Incurred [3]	48	250	566	864
Paid	(57)	(31)	(510)	(598)
Liability balance as of December 31, 2018	$462	$3,276	$14,585	$18,323
Reinsurance recoverable asset, as of June 1, 2018 [4]	$294	$3,057	$1,964	$5,315
Incurred [3]	36	250	3,192	3,478
Paid	(46)	(31)	(184)	(261)
Reinsurance recoverable asset, as of December 31, 2018	$284	$3,276	$4,972	$8,532

Predecessor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2018	$873	$2,940	$10,669	$14,482
Incurred [3]	56	117	229	402
Paid	(45)	—	(326)	(371)
Change in unrealized investment gains and losses	—	—	(205)	(205)
Liability balance as of May 31, 2018	$884	$3,057	$10,367	$14,308
Reinsurance recoverable asset, as of January 1, 2018	$464	$2,940	$1,742	$5,146
Incurred [3]	36	117	(25)	128
Paid	(37)	—	(24)	(61)
Reinsurance recoverable asset, as of May 31, 2018	$463	$3,057	$1,693	$5,213

Predecessor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2017	$786	$2,627	$10,587	$14,000
Incurred [3]	185	313	777	1,275
Paid	(98)	—	(787)	(885)
Change in unrealized investment gains and losses	—	—	92	92
Liability balance as of December 31, 2017	$873	$2,940	$10,669	$14,482
Reinsurance recoverable asset, as of January 1, 2017	$432	$2,627	$1,697	$4,756
Incurred [3]	113	313	108	534
Paid	(81)	—	(63)	(144)
Reinsurance recoverable asset, as of December 31, 2017	$464	$2,940	$1,742	$5,146

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
[4] For additional information regarding the June 1, 2018 valuations, please see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements for further discussion of pushdown accounting.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of December 31, 2018 (Successor Company)
	Account Value (“AV”) [9]	Net amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV [1]
MAV only	$11,460	$2,543	$516	72
With 5% rollup [2]	942	177	68	72
With Earnings Protection Benefit Rider (“EPB”) [3]	2,899	452	76	72
With 5% rollup & EPB	400	92	20	74
Total MAV	15,701	3,264	680
Asset Protection Benefit ("APB") [4]	7,958	676	447	70
Lifetime Income Benefit ("LIB") – Death Benefit [5]	362	8	8	72
Reset [6] (5-7 years)	2,105	10	9	71
Return of Premium ("ROP") [7] /Other	5,654	76	73	72
Variable Annuity without GMDB [8]	1,846	—	—	68
Subtotal Variable Annuity [11]	$33,626	$4,034	$1,217	71
Less: General Account Value	3,387
Subtotal Variable Annuity Separate Account Liabilities	30,239
Separate Account Liabilities - Other	68,575
Total Separate Account Liabilities	$98,814

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV; net premiums paid; or, for certain contracts, a benefit amount generally based on market performance that ratchets over time.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 years (adjusted for withdrawals).

[7]	ROP GMDB is the greater of current AV and net premiums paid.

[8]	Includes account value for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

[9]	AV includes the contract holder’s investment in the separate account and the general account.

[10]
NAR is defined as the guaranteed minimum death benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity market movements and increase when equity markets decline.

[11]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $5.0 billion of total account value and weighted average attained age of 74 years. There is no NAR or retained NAR related to these contracts.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Balance Breakdown of Variable Separate Account Investments
	Successor Company	Predecessor Company
Asset type	December 31, 2018	December 31, 2017
Equity securities (including mutual funds)	$28,953	$34,496
Cash and cash equivalents [1]	1,286	2,712
Total [2]	$30,239	$37,208

[1]
The Company has historically presented Cash and cash equivalents using a returns-based regression analysis. For the year ended December 31, 2018, the Cash and cash equivalents represent an allocation of the portfolio holdings.

[2]
Includes $1.8 billion and $1.9 billion of account value as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) for contracts without a GMDB due to certain elections made by policyholders or their beneficiaries.

As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), approximately 20% and 15% of the equity securities (including mutual funds), in the preceding table were funds invested in fixed income securities and approximately 80% and 85% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Other Intangible Assets

Other Intangible Assets
As of December 31, 2018 (Successor Company)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Expected Life
Amortized Intangible Assets [1]	$29	$4	$25	5
Total Indefinite Lived Intangible Assets [2]	26	—	26	—
Total Other Intangible Assets	$55	$4	$51	5

[1]	Consist of internally developed software

[2]	Consist of state insurance licenses.

Expected Pre-tax Amortization Expense
Successor Company
Years	Expected Future Amortization
2019	$6
2020	$6
2021	$6
2022	$6
2023	$1

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Debt

Collateralized Advances
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The Connecticut Insurance Department ("CTDOI") will permit the Company to pledge up to approximately $1.2 billion in qualifying assets to secure FHLBB advances for 2019. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of December 31, 2018, the Company had no advances outstanding under the FHLBB facility.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Income Tax Expense (Benefit)
Current - U.S. Federal	$(15)	$1	$4	$2
Deferred - U.S. Federal	74	6	418	72
Total income tax expense	$59	$7	$422	$74
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following:

	Successor Company	Predecessor Company
Deferred Tax Assets	As of December 31, 2018	As of December 31, 2017
Tax basis deferred policy acquisition costs	$40	$60
Unearned premium reserve and other underwriting related reserves	4	4
Financial statement DAC, VOBA and reserves	538	39
Investment-related items	—	155
Insurance product derivatives	—	12
Net operating loss carryover	206	681
Employee benefits	4	—
Foreign tax credit carryover	6	23
Net unrealized loss on investments	48	—
Deferred reinsurance gain	224	—
Other	12	29
Total Deferred Tax Assets	1,082	1,003
Deferred Tax Liabilities
Investment related items	(113)	—
Net unrealized gains on investments	—	(398)
Employee benefits	—	(49)
Total Deferred Tax Liabilities	(113)	(447)
Net Deferred Tax Assets	$969	$556

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Income Taxes (continued)

Due to the Talcott Resolution Sale Transaction, the Company will be part of The Hartford’s consolidated tax return for the period January 1, 2018 through May 31, 2018. The Company’s tax liability for this period is an allocable portion of The Hartford’s consolidated liability, and is computed in accordance with a written agreement with The Hartford. For the of period June 1, 2018 through December 31, 2018 the Company will file a separate consolidated return and stand alone federal income tax returns for the members noted below:

Talcott Resolution Life Insurance Company

	Talcott Resolution Life and Annuity Insurance Company	American Maturity Life Insurance Company	Talcott Resolution International Life Reassurance Company

Talcott Resolution Distribution Company	Talcott Resolution Comprehensive Employee Benefit Service Company
Consolidated Federal Tax Return
Stand Alone Federal Tax Return
The federal audits have been completed through 2013 and the Company is not currently under examination for any open years. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years. For the periods ending December 31, 2018 (Successor Company), and December 31, 2017 and May 31, 2018 (Predecessor Company), the Company had no reserves for uncertain tax positions. At December 31, 2018, there was no unrecognized tax benefit that if recognized would affect the effective tax rate and that is reasonably possible of significantly increasing or decreasing within the next 12 months.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the period of June 1, 2018 to December 31, 2018 (Successor Company), the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and for the year ended December 31, 2017 (Predecessor Company). The Company had no interest payable as of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company). The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.
The application of purchase and pushdown accounting resulted in market value adjustments to the Company’s assets and liabilities, which resulted in a corresponding increase in the Company’s deferred tax asset. For further information, see Note 1- Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), the net deferred tax asset included the expected tax benefit attributable to net operating losses of $982 and $3,243, respectively. The December 31, 2018 total includes $596 of U.S. losses generated prior to 2017 that are subject to limits on the period for which they can be carried forward. If not utilized, these losses will expire from 2027 to 2030. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. The December 31, 2018 total also includes $386 of U.S. losses generated in the Successor Company's taxable year beginning June 1, 2018; primarily due to the Commonwealth Annuity Reinsurance Agreement. These losses do not expire, but their utilization in any carryforward year is limited to 80% of taxable income in that year.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Income Taxes (continued)

Given the continued run off of the U.S. fixed and variable annuity business, the exposure to taxable losses is significantly lessened, and given the Company's expected future earnings, the Company believes sufficient taxable income will be generated in the future to utilize its net operating loss carryover. Although the Company believes there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time. In connection with the Talcott Resolution Sale Transaction, the Company has forgone approximately $555 of deferred tax assets associated with net operating loss carryovers that were retained by The Hartford.
Foreign Tax Credit Carryover
As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the net deferred tax asset included the expected tax benefit attributable to foreign tax credit carryovers of $6 and $23, respectively. In connection with the Talcott Resolution Sale Transaction, the Company has forgone approximately $23 of deferred tax assets associated with foreign tax credit carryovers that were retained by The Hartford.
Alternative Minimum Tax Credit
As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company), the Company had an alternative minimum tax credit ("AMT") carryover, net of a sequestration fee payable, of $0 and $235, respectively, which is reflected as a current income tax receivable within Other assets in the accompanying Consolidated Balance Sheets. In connection with the Talcott Resolution Sale Transaction, The Hartford retained all AMT credits.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Tax provision at U.S. Federal statutory rate	$98	$21	$132	$125
Dividends received deduction	(37)	(12)	(102)	(76)
Foreign related investments	(4)	(3)	(7)	(7)
Valuation allowance	—	—	—	31
Tax reform	—	(2)	396	—
Other	2	3	3	1
Provision for income taxes	$59	$7	$422	$74
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
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
Litigation
The Company is involved in claims litigation arising in the ordinary course of business with respect to life and annuity contracts. The Company accounts for such activity through the establishment of reserves for future policy benefits. Management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of the Company.
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
Lease Commitments
The rent paid to Hartford Fire Insurance Company ("Hartford Fire") for operating leases was $1 for the period of June 1, 2018 to December 31, 2018 (Successor Company), $1 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $2 and $2 for the years ended December 31, 2017 and 2016 (Predecessor Company), respectively.

Operating Leases
2019	$2
2020	2
2021	1
2022	1
2023	1
Thereafter	—
Total minimum lease payments	$7
Unfunded Commitments
As of December 31, 2018 (Successor Company), the Company has outstanding commitments totaling $577, of which $478 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $42 of the outstanding commitments relate to various funding obligations associated with private debt and equity securities. The remaining outstanding commitments of $57 relate to mortgage loans. Of the $577 in total outstanding commitments, $18 are related to mortgage loan commitments which the Company can cancel unconditionally.
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
Liabilities for guaranty funds and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) the liability balance was $8. As of December 31, 2018 (Successor Company) and December 31, 2017 (Predecessor Company) amounts related to premium tax offsets of $4 and $11, respectively, were included in other assets.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies or risked-based capital ("RBC") tests, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain thresholds, the counterparties to the derivative agreements could terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2018 (Successor Company) is $181. Of this $181 the legal entities have posted collateral of $190, which is inclusive of initial margin requirements, in the normal course of business. In addition, the Company has posted collateral of $29 associated with a customized GMWB derivative. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Transactions with Affiliates

Parent Company Transactions (Successor Company)
At December 31, 2018, the Company had no direct employees. The Company's operations are managed by employees of its parent, TLI, and the costs of these services are allocated to the Company through an intercompany services and cost allocation agreement.
Parent Company Transactions (Predecessor Company)
Transactions of the Company with Hartford Fire, HHI and its affiliates related principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions, and employee costs. In addition, the Company had issued structured settlement contracts to fund claims settlements of property casualty insurance companies and self-insured entities. In many cases, the structured settlement contracts were to fund claim settlements of the Company's affiliated property and casualty companies whereby these property and casualty companies transferred funds to another affiliate of the Company to purchase the contracts. Reserves for annuities issued by the Company to The Hartford's property and casualty subsidiaries to fund structured settlement payments where the claimant have not released The Hartford's property and casualty subsidiaries of their primary obligation totaled $682 as of December 31, 2017 (Predecessor Company).
Prior to the sale of the Company, substantially all general insurance expenses related to the Company were initially paid by The Hartford. Expenses were allocated to the Company using specific identification if available, or other applicable methods, that would include a blend of revenue, expense and capital.
The Hartford Life Insurance Company (Predecessor Company) issued a guarantee to retirees and vested terminated employees of The Hartford Retirement Plan for U.S. Employees (the "Plan") who retired or terminated prior to January 1, 2004 (the "Retirees"). The Plan was sponsored by The Hartford. The guarantee was a commitment to pay all accrued benefits which the Retiree or the Retiree’s designated beneficiary was entitled to receive under the Plan in the event the Plan assets were insufficient to fund those benefits and The Hartford was unable to provide sufficient assets to fund those benefits. In June 2017, The Hartford purchased a group annuity contract with The Prudential Insurance Company of America and settled a portion of The Hartford's benefit obligation, which included, among others, the Retirees. With the purchase of this group annuity contract, The Hartford transferred its responsibility for the Retirees' pension benefits to The Prudential Insurance Company of America, thereby causing the Plan to have no further liability with respect to any and all of the benefits of the Retirees. Accordingly, the discharge of the underlying pension obligation extinguished the Company's guarantee.
In 1990, Hartford Fire guaranteed the obligations of the Company with respect to life, accident and health insurance and annuity contracts issued after January 1, 1990. The guarantee was issued to provide an increased level of security to potential purchasers of the Company's products. Although the guarantee was terminated in 1997, it still covers policies that were issued from 1990 to 1997. As of December 31, 2017, no recoverables were recorded for this guarantee, as the Company was able to meet these policyholder obligations.
Reinsurance Ceded to Affiliates (Predecessor Company)
The Company maintains a reinsurance agreement with Hartford Life and Accident Insurance Company ("HLA") whereby the Company cedes both group life and group and individual accident and health risk. Under this agreement, the Company ceded group life premium of $9 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $27 and $40 for the years ended December 31, 2017, and 2016 (Predecessor Company), respectively. The Company ceded accident and health premiums to HLA of $25 for the period of January 1, 2018 to May 31, 2018 (Predecessor Company) and $70 and $86 for the years ended December 31, 2017, and 2016 (Predecessor Company), respectively.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Statutory Results

The domestic insurance subsidiaries of the Company prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition and value of business acquired costs and limit deferred income taxes, predominately use interest rate and mortality assumptions prescribed by the NAIC for life benefit reserves, generally carry bonds at amortized cost and present reinsurance assets and liabilities net of reinsurance. For reporting purposes, statutory capital and surplus is referred to collectively as "statutory capital".
Statutory net income and statutory capital are as follows:

	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the years ended December 31,
			2017	2016
Combined statutory net income (loss)	$(126)	$181	$369	$349

	Successor Company	Predecessor Company
	As of December 31,	As of December 31,
	2018	2017
Statutory capital [1]	$3,713	$3,552

[1]
The Company relies upon a prescribed practice allowed by Connecticut state laws that allow the Company to receive a reinsurance reserve credit for reinsurance treaties that provide for a limited right of unilateral cancellation by the reinsurer. The benefit from this prescribed practice is approximately $135 and $174 as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company), respectively.

Statutory accounting practices do not consolidate the net income (loss) of subsidiaries that report under U.S. GAAP. The combined statutory net income above represents the total statutory net income of the Company, and its other insurance subsidiaries.
Regulatory Capital Requirements
The Company's U.S. insurance companies' states of domicile impose risk-based capital ("RBC") requirements. The requirements provide a means of measuring the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital ("TAC") to its authorized control level RBC ("ACL RBC"). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences ("Company Action Level") is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". The Company and all of its operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. The RBC ratios for the Company and its principal life insurance operating subsidiaries were all in excess of 300% of their Company Action Levels as of December 31, 2018 (Successor Company) and 2017 (Predecessor Company). The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising or promotional activities.
Dividends
Dividends to the Company from its insurance subsidiaries and dividends from the Company to its parent are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a domiciled insurer exceeds the insurer’s earned surplus or certain other thresholds as calculated under applicable state insurance law, the dividend requires the prior approval of the domestic regulator. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. As a condition of the sale, Talcott Resolution Life Insurance Company and its affiliates are required to gain pre-approval from the state insurance commissioner for any dividends, regardless of size, through May 31, 2020.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Statutory Results (continued)

Prior to the close of the Talcott Resolution Sale Transaction, the Hartford Life Insurance Company (Predecessor Company) paid approximately $619 in dividends to its parent and subsequently to The Hartford. TL, formerly known as Hartford Life Insurance Company, contributed $309 and TLA, formally known as Hartford Life and Annuity Insurance Company, contributed $308 including other intercompany transactions net settled between TL and The Hartford prior to closing.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, Net of Tax for the Period of June 1, 2018 to December 31, 2018 (Successor Company)
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$—	$—	$—	$—
OCI before reclassifications	(198)	—	2	(196)
Amounts reclassified from AOCI	25	—	—	25
OCI, net of tax	(173)	—	2	(171)
Ending balance	$(173)	$—	$2	$(171)

Changes in AOCI, Net of Tax for the Period of January 1, 2018 to May 31, 2018 (Predecessor Company)
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,022	$4	$(3)	$1,023
Cumulative effect of accounting changes, net of tax [1]	182	—	—	182
Adjusted balance, beginning of period	1,204	4	(3)	1,205
OCI before reclassifications	(432)	(13)	1	(444)
Amounts reclassified from AOCI	2	(5)	—	(3)
OCI, net of tax	(430)	(18)	1	(447)
Ending balance	$774	$(14)	$(2)	$758

[1]
Includes reclassification to retained earnings of $193 of stranded tax effects and $11 of net unrealized gains, after tax, related to equity securities. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies for further information.

Changes in AOCI, Net of Tax for the Year Ended December 31, 2017 (Predecessor Company)
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$693	$32	$(3)	$722
OCI before reclassifications	428	(5)	—	423
Amounts reclassified from AOCI	(99)	(23)	—	(122)
OCI, net of tax	329	(28)	—	301
Ending balance	$1,022	$4	$(3)	$1,023

Changes in AOCI, Net of Tax for the Year Ended December 31, 2016 (Predecessor Company)
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$539	$57	$(3)	$593
OCI before reclassifications	212	(9)	—	203
Amounts reclassified from AOCI	(58)	(16)	—	(74)
OCI, net of tax	154	(25)	—	129
Ending balance	$693	$32	$(3)	$722

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Changes In and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassification from AOCI
	Successor Company	Predecessor Company
	June 1, 2018 to December 31, 2018	January 1, 2018 to May 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	Affected Line Item in the Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$(32)	$(2)	$153	$89	Net realized capital gains (losses)
	(32)	(2)	153	89	Income before income taxes
	(7)	—	54	31	Income tax expense
	$(25)	$(2)	$99	$58	Net income (loss)
Net Gains on Cash-Flow Hedging Instruments
Interest rate swaps	$—	$—	$(1)	$1	Net realized capital gains (losses)
Interest rate swaps	—	8	26	25	Net investment income
Foreign currency swaps	—	(2)	11	(2)	Net realized capital gains (losses)
	—	6	36	24	Income before income taxes
	—	1	13	8	Income tax expense
	$—	$5	$23	$16	Net income (loss)
Total amounts reclassified from AOCI	$(25)	$3	$122	$74	Net income (loss)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Quarterly Results (Unaudited)

Successor Company
	Three Months Ended
	June 30,	September 30,	December 31,
	2018 [1]	2018	2018
Total revenues	$156	$317	$749
Total benefits, losses and expenses	$85	$263	$406
Net income	$57	$67	$285

[1]	Represents the period of June 1, 2018 to June 30, 2018 (Successor Company) as a result of the sale of the Company on May 31, 2018.

Predecessor Company
	Three months ended
	March 31,		June 30,		September 30,	December 31,
	2018	2017	2018 [2]	2017	2017	2017
Total revenues	$591	$527	$245	$595	$533	$577
Total benefits, losses and expenses	$447	$441	$288	$450	$462	$503
Net income (loss)	$125	$75	$(31)	$112	$83	$(316)

[2]	Represents the period of April 1 2018 to May 31, 2018 (Predecessor Company) as a result of the sale of the Company on May 31, 2018.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN AFFILIATES
($ in millions)

	Successor Company
	As of December 31, 2018
Type of Investment	Cost	Fair Value	Amount at Which Shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$1,887	$1,890	$1,890
States, municipalities and political subdivisions	738	734	734
Foreign governments	383	377	377
Public utilities	1,520	1,490	1,490
All other corporate bonds	6,340	6,188	6,188
All other mortgage-backed and asset-backed securities	3,167	3,160	3,160
Total fixed maturities, available-for-sale	14,035	13,839	13,839
Fixed maturities, at fair value using fair value option	13	12	12
Total fixed maturities	14,048	13,851	13,851
Equity Securities
Common stocks
Industrial, miscellaneous and all other	87	87	87
Non-redeemable preferred stocks	29	29	29
Total equity securities, at fair value	116	116	116
Mortgage loans	2,100	2,125	2,100
Policy loans	1,441	1,441	1,441
Futures, options and miscellaneous	396	201	201
Short-term investments	844	844	844
Investments in partnerships and trusts	894		894
Total investments	$19,839		$19,447

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the period of June 1, 2018 to December 31, 2018 (Successor Company)
Life insurance in force	$259,930	$191,858	$487	$68,559	1%
Insurance revenues
Life insurance and annuities	$1,404	$937	$66	$533	12%
Accident and health insurance	35	35	—	—	—%
Total insurance revenues	$1,439	$972	$66	$533	12%
For the period of January 1, 2018 to May 31, 2018 (Predecessor Company)
Life insurance in force	$266,190	$197,736	$515	$68,969	1%
Insurance revenues
Life insurance and annuities	$1,033	$658	$48	$423	11%
Accident and health insurance	26	26	—	—	—%
Total insurance revenues	$1,059	$684	$48	$423	11%
For the year ended December 31, 2017 (Predecessor Company)
Life insurance in force	$271,213	$202,003	$526	$69,736	1%
Insurance revenues
Life insurance and annuities	$2,361	$1,466	$116	$1,011	11%
Accident and health insurance	73	73	—	—	—%
Total insurance revenues	$2,434	$1,539	$116	$1,011	11%
For the year ended December 31, 2016 (Predecessor Company)
Life insurance in force	$284,779	$213,221	$558	$72,116	1%
Insurance revenues
Life insurance and annuities	$2,524	$1,527	$129	$1,126	11%
Accident and health insurance	135	89	—	46	—%
Total insurance revenues	$2,659	$1,616	$129	$1,172	11%

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Successor Company
	Balance June 1,	Charged to Costs and Expenses	Write-offs/Payments/Other	Balance December 31,
2018
Valuation allowance on mortgage loans	$—	$6	$(1)	$5
Predecessor Company
	Balance January 1,	Charged to Costs and Expenses	Write-offs/Payments/Other	Balance May 31,
2018
Valuation allowance on mortgage loans	$—	$—	$—	$—
	Balance January 1,	Charged to Costs and Expenses	Write-offs/Payments/Other	Balance December 31,
2017
Valuation allowance on mortgage loans	$19	$1	$(20)	$—
2016
Valuation allowance on mortgage loans	$19	$—	$—	$19

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

3.02	Amended and Restated By-Laws of Talcott Resolution Life Insurance Company, effective June 1, 2018.

10.01	Annuity Reinsurance Agreement between Hartford Life Insurance Company (the "Company") and Commonwealth Annuity and Life Insurance Company (the "Reinsurer") dated as of June 1 2018.^

10.02	Annuity Reinsurance Agreement between Hartford Life and Annuity Insurance Company (the "Company") and Commonwealth Annuity and Life Insurance Company (the "Reinsurer") dated as of June 1 2018.^

10.03	Transition Services Agreement by and between Hartford Fire Insurance Company and Hartford Life, Inc. dated as of May 31, 2018.^

21.01	Subsidiaries of Talcott Resolution Life Insurance Company*

23.01	Consent of Deloitte & Touche LLP*

24.01	Power of Attorney*

31.01	Certification of Peter F. Sannizzaro, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Robert R. Siracusa, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Peter F. Sannizzaro, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.02	Certification of Robert R. Siracusa, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY

/s/ Michael R. Hazel
Michael R. Hazel
Vice President and Controller

II-2

Date: February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Peter F. Sannizzaro	President and Chief Executive Officer	February 22, 2019
Peter F. Sannizzaro

	/s/ Robert R. Siracusa	Vice President and Chief Financial Officer	February 22, 2019
Robert R. Siracusa

	/s/ Michael R. Hazel	Vice President and Controller	February 22, 2019
Michael R. Hazel

	*	Director	February 22, 2019
Richard J. Carbone

	*	Director	February 22, 2019
Henry Cornell

	*	Director	February 22, 2019
Gilles M. Dellaert

	*	Director	February 22, 2019
Oliver M. Goldstein

	*	Director	February 22, 2019
Brion S. Johnson

	*	Director	February 22, 2019
Emily R. Pollack

	*	Director	February 22, 2019
Michael S. Rubinoff

	*	Director	February 22, 2019
David I. Schamis

	*	Director	February 22, 2019
Robert W. Stein

	*	Director	February 22, 2019
Heath L. Watkin

* By	/s/ Lisa M. Proch
Lisa M. Proch
As Attorney-in-Fact

II-3