Form 10-Q
period 2019-03-31
TALCOTT RESOLUTION LIFE INSURANCE CO
filed 2019-05-03
CIK 45947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
 ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

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

• whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐	☐
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

As of May 3, 2019, there were outstanding 1,000 shares of Common Stock, $5,690 par value per share, of the registrant.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Item	Description	Page
	Part I. FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Statements of Operations — For the Three Months Ended March 31, 2019 (Successor Company) and For the Three Months Ended March 31, 2018 (Predecessor Company)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) — For the Three Months Ended March 31, 2019 (Successor Company) and For the Three Months Ended March 31, 2018 (Predecessor Company)	6
	Condensed Consolidated Balance Sheets — As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company)	7
	Condensed Consolidated Statements of Changes in Stockholder's Equity — For the Three Months Ended March 31, 2019 (Successor Company) and For the Three Months Ended March 31, 2018 (Predecessor Company)	8
	Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2019 (Successor Company) and For the Three Months Ended March 31, 2018 (Predecessor Company)	9
	Notes to Condensed Consolidated Financial Statements	10
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
3.	Quantitative and Qualitative Disclosures About Market Risk	77
4.	Controls and Procedures	77
	Part II. OTHER INFORMATION
1.	Legal Proceedings	78
1A.	Risk Factors	78
2.	Unregistered Sales of Equity Securities and Use of Proceeds	[a]
6.	Exhibits	78
	Exhibit Index	79
	Signature	80

[a]	Not applicable

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on management's current expectations and assumptions regarding future economic, competitive, legislative and other developments and their potential effect upon Talcott Resolution Life Insurance Company (formerly "Hartford Life Insurance Company") and its subsidiaries (collectively, the “Company”). Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from expectations, depending on the evolution of various factors, including the risks and uncertainties identified below, as well as factors described in such forward-looking statements or in Part I, Item 1A, Risk Factors, in the Company’s 2018 Form 10-K Annual Report and those identified from time to time in our other filings with the Securities and Exchange Commission ("SEC").

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

◦	financial risk related to the continued reinvestment of our investment portfolios and performance of our hedge program for our run-off annuity block;

◦	market risks associated with our business, including changes in credit spreads, equity prices, interest rates, market volatility and foreign exchange rates;

◦	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	Insurance Industry and Product Related Risks:

◦
volatility in our statutory earnings and earnings calculated in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and potential material changes to our financial results resulting from our adjustment of our risk management program to emphasize protection of statutory surplus and economic value;

◦	the possibility of a terrorist attack, a pandemic, or other natural or man-made disaster that may increase the Company's mortality exposure and adversely affect its businesses;

◦	the possibility of losses from increased life expectancy trends among policyholders receiving long-term life contingent benefit payments;

◦	the possibility that the liability reserves for our payout annuities may be inadequate if there are medical improvements or other technological improvements that change our mortality assumptions;

◦	losses resulting from unanticipated policyholder behavior especially when combined with adverse market events;

•	Financial Strength, Credit and Counterparty Risks:

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

Part I. FINANCIAL INFORMATION
Item 1.Financial Statements
TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor Company	Predecessor Company
(In millions)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Revenues
Fee income and other	$203	$231
Earned premiums	8	27
Net investment income	238	312
Net realized capital gains (losses)	(193)	21
Amortization of deferred reinsurance gain	15	—
Total revenues	271	591
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	174	325
Amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA")	(43)	11
Insurance operating costs and other expenses	106	108
Other intangible asset amortization	1	—
Dividends to policyholders	2	2
Total benefits, losses and expenses	240	446
Income before income taxes	31	145
Income tax expense (benefit)	(1)	20
Net income	$32	$125
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Successor Company	Predecessor Company
(In millions)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net income	$32	$125
Other comprehensive income (loss):
Changes in net unrealized gain (loss) on securities	354	(304)
Changes in net gain on cash-flow hedging instruments	—	(18)
Changes in foreign currency translation adjustments	(2)	1
OCI, net of tax	352	(321)
Comprehensive income (loss)	$384	$(196)
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	Successor Company
(In millions, except for share data)	As of March 31, 2019	As of December 31, 2018
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: March 31, 2019 - $13,711; December 31, 2018 - $14,035)	$13,977	$13,839
Fixed maturities, at fair value using the fair value option	11	12
Equity securities, at fair value	173	116
Mortgage loans (net of valuation allowances: March 31, 2019 - $0; December 31, 2018 - $5)	2,085	2,100
Policy loans, at outstanding balance	1,452	1,441
Limited partnerships and other alternative investments	912	894
Other investments	166	201
Short-term investments	1,204	844
Total investments	19,980	19,447
Cash	104	221
Premiums receivable and agents’ balances	11	12
Reinsurance recoverables	29,321	29,564
Value of business acquired	741	716
Deferred income taxes, net	876	969
Other intangible assets	50	51
Other assets	404	352
Separate account assets	104,809	98,814
Total assets	$156,296	$150,146
Liabilities
Reserve for future policy benefits	$18,314	$18,323
Other policyholder funds and benefits payable	28,182	28,584
Other liabilities	2,602	2,420
Separate account liabilities	104,809	98,814
Total liabilities	153,907	148,141
Commitments and Contingencies (Note 10)
Stockholder's Equity
Common stock—1,000 shares authorized, issued and outstanding, par value $5,690	6	6
Additional paid-in capital	1,761	1,761
Accumulated other comprehensive income (loss), net of tax	181	(171)
Retained earnings	441	409
Total stockholder's equity	2,389	2,005
Total liabilities and stockholder's equity	$156,296	$150,146
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

For the Three Months Ended March 31, 2019 (Successor Company)
(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance, beginning of period	$6	$1,761	$(171)	$409	$2,005
Net income	—	—	—	32	32
Total other comprehensive income	—	—	352	—	352
Balance, end of period	$6	$1,761	$181	$441	$2,389

For the Three Months Ended March 31, 2018 (Predecessor Company)
(In millions)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
Balance, beginning of period	$6	$3,539	$1,023	$2,112	$6,680
Cumulative effect of accounting changes, net of tax	—	—	182	(182)	—
Adjusted balance, beginning of period	6	3,539	1,205	1,930	6,680
Net income	—	—	—	125	125
Total other comprehensive loss	—	—	(321)	—	(321)
Capital contributions from parent	—	2	—	—	2
Balance, end of period	$6	$3,541	$884	$2,055	$6,486
See Notes to Condensed Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor Company	Predecessor Company
(In millions)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Operating Activities
Net income	$32	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	193	(21)
Amortization of deferred reinsurance gain	(15)	—
Amortization of DAC and VOBA	(43)	11
Depreciation and amortization, net	11	4
Other operating activities, net	(139)	126
Change in assets and liabilities:
Decrease in reinsurance recoverables	289	3
Decrease in deferred and accrued income taxes	93	15
Increase (decrease) in reserve for future policy benefits and unearned premiums	(241)	4
Net changes in other assets and other liabilities	202	—
Net cash provided by operating activities	382	267
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,112	1,605
Fixed maturities, fair value option	1	3
Equity securities, at fair value	14	31
Mortgage loans	20	98
Partnerships	22	50
Payments for the purchase of:
Fixed maturities, available-for-sale	(853)	(1,212)
Equity securities, at fair value	(2)	(7)
Mortgage loans	(13)	(63)
Partnerships	(24)	(44)
Net payments for repurchase agreements program	(7)	—
Net payments for derivatives	(52)	(156)
Net decrease in policy loans	(11)	(46)
Net additions to property and equipment	—	(1)
Net payments for short-term investments	(349)	(460)
Other investing activities, net	—	15
Net cash used for investing activities	(142)	(187)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	680	1,354
Withdrawals and other deductions from investment and universal life-type contracts	(2,958)	(7,472)
Net transfers from separate accounts related to investment and universal life-type contracts	1,890	5,918
Net increase (decrease) in securities loaned or sold under agreements to repurchase	29	(136)
Net repayments at maturity or settlement of consumer notes	—	(4)
Net cash used for financing activities	(359)	(340)
Foreign exchange rate effect on cash	2	—
Net decrease in cash	(117)	(260)
Cash — beginning of period	221	537
Cash — end of period	$104	$277
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
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2018 Form 10-K Annual Report (“Successor Company”).
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
In conjunction with the sale, the Company entered into a transition services agreement with The Hartford to provide general ledger, cash management and information technology infrastructure services for a period of up to three years. In March 2019, an administrative services agreement was entered into for investment accounting services which replaced the services previously provided under the transition services agreement. These service agreements are not considered a material change in internal controls as the controls are substantially similar to those that existed prior to the Talcott Resolution Sale Transaction. The Company monitors and maintains oversight of the control environment provided by The Hartford covering these services and considers these controls in the evaluation of our internal control environment.
HHLP’s May 31, 2018 acquisition of TLI was accounted for by HHLP using business combination accounting. Under this method, the purchase price paid by the investor group was assigned to the identifiable assets acquired and liabilities assumed as of the acquisition date based on their fair value. The Company elected to apply "pushdown" accounting by applying the guidance permitted under Accounting Standards Codification (“ASC”) Topic 805 Business Combinations. By the application of pushdown accounting, the Company’s assets, liabilities and equity were accordingly adjusted to fair value on May 31, 2018 which generated both intangible assets and Value of Business Acquired (“VOBA”). Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. While we do not anticipate material changes to the initial valuation of assets and liabilities in purchase and pushdown accounting, new information related to acquisition date valuations may give rise to a measurement period adjustment. The measurement period is not to exceed one year from the acquisition date and as of March 31, 2019 no changes have been made to the initial valuation of assets and liabilities determined as part of the purchase and pushdown accounting. Due to the application of pushdown accounting, TL’s financial statements and footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting. The three months ended March 31, 2018 is identified herein as “Predecessor,” while the periods subsequent to HHLP’s acquisition of TLI is identified as “Successor.” As a result of the change in the basis of accounting from historical GAAP to reflect HHLP’s purchase cost, the financial statements for the Predecessor period are not comparable to the Successor periods.
On June 1, 2018, TL executed reinsurance agreements to reinsure certain fixed immediate and deferred annuity contracts, variable payout separate account annuity contracts, standard mortality structured settlements, and period certain structured settlement annuity contracts ("Commonwealth Annuity Reinsurance Agreement") to Commonwealth Annuity and Life Insurance Company ("Commonwealth"), a subsidiary of Global Atlantic which is a member of the acquiring investment group. TL reinsured an 85% quota share, except 75% for standard mortality structured settlements, in exchange for a $357 ceding commission that was fixed based on reinsuring approximately $9.3 billion of reserves as of December 31, 2016, plus annuitizations through closing and annuitizations from market value adjusted annuities post-close. The reinsurance agreement was executed after the Talcott Resolution Sale Transaction, and as such, the accounting for the agreement was recorded after the TL balance sheet was adjusted to fair value in purchase and pushdown accounting. A deferred gain of approximately $1 billion was recorded in Other liabilities on the Condensed Consolidated Balance Sheet related to this reinsurance agreement and will be amortized over the life of the underlying policies reinsured.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

included in the Company's 2018 Form 10-K Annual Report (Successor Company). The Company did not make significant changes to accounting policies during the three months ended March 31, 2019.
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
Revenue Recognition
Revenue from customers for other than insurance and investment contracts was $21 for the three months ended March 31, 2019 (Successor Company), and $25 for the three months ended March 31, 2018 (Predecessor Company). The Company earns revenues from these contracts primarily for administrative and distribution services fees from offering certain fund families as investment options in its variable annuity products. Fees are primarily based on the average daily net asset values of the funds and are recorded in the period in which the services are provided and collected monthly. Fluctuations in domestic and international markets and related investment performance, volume and mix of sales and redemptions of the funds, and other changes to the composition of assets under management are all factors that ultimately have a direct effect on fee income earned.

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
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizing intangible assets primarily consist of internally developed software amortized over a period not to exceed five years. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized but are reviewed annually in the Company's impairment analysis. They will be tested for impairment more frequently if events or circumstances indicate the fair value of the indefinitely lived intangibles is less than the carrying value.
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
Future Adoption of New Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the FASB issued updated guidance for the recognition and measurement of financial instruments. The guidance revises the credit loss recognition criteria for certain financial assets and off-balance sheet exposures, including reinsurance recoverables. The Accounting Standards Update ("ASU") provides a new expected credit loss model where the reporting entity recognizes its estimate of lifetime expected credit losses for affected financial assets in a valuation allowance resulting in presentation of a net carrying value in

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

the amount expected to be collected. The Company expects to adopt the updated guidance January 1, 2020, as required. The Company is currently assessing the impact of the ASU on the Company’s consolidated financial statements.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Successor Company
Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$383	$—	$381	$2
Collateralized loan obligations ("CLOs")	997	—	899	98
Commercial mortgage-backed securities ("CMBS")	1,481	—	1,443	38
Corporate	8,020	—	7,778	242
Foreign government/government agencies	390	—	390	—
Bonds of municipalities and political subdivisions ("municipal bonds")	732	—	732	—
Residential mortgage-backed securities ("RMBS")	986	—	602	384
U.S. Treasuries	988	81	907	—
Total fixed maturities, AFS	13,977	81	13,132	764
Fixed maturities, FVO	11	—	11	—
Equity securities, at fair value	173	52	86	35
Derivative assets
Credit derivatives	1	—	1	—
Foreign exchange derivatives	1	—	1	—
Interest rate derivatives	39	—	39	—
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	27	—	4	23
Macro hedge program	59	—	—	59
Total derivative assets [1]	127	—	45	82
Short-term investments	1,204	455	749	—
Reinsurance recoverable for GMWB	28	—	—	28
Modified coinsurance reinsurance contracts	(12)	—	(12)	—
Separate account assets [2]	100,323	64,134	36,134	55
Total assets accounted for at fair value on a recurring basis	$115,831	$64,722	$50,145	$964
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(29)	$—	$—	$(29)
Total other policyholder funds and benefits payable	(29)	—	—	(29)
Derivative liabilities
Credit derivatives	3	—	3	—
Equity derivatives	1	—	—	1
Foreign exchange derivatives	(97)	—	(97)	—
Interest rate derivatives	(143)	—	(114)	(29)
GMWB hedging instruments	20	—	23	(3)
Macro hedge program	(24)	—	—	(24)
Total derivative liabilities [3]	(240)	—	(185)	(55)
Total liabilities accounted for at fair value on a recurring basis	$(269)	$—	$(185)	$(84)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Successor Company
Assets and (Liabilities) Carried at Fair Value by Hierarchy Level as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$516	$—	$514	$2
CLOs	963	—	886	77
CMBS	1,407	—	1,366	41
Corporate	7,678	—	7,351	327
Foreign government/government agencies	377	—	377	—
Municipal bonds	734	—	734	—
RMBS	1,033	—	590	443
U.S. Treasuries	1,131	322	809	—
Total fixed maturities, AFS	13,839	322	12,627	890
Fixed maturities, FVO	12	—	12	—
Equity securities, at fair value	116	54	16	46
Derivative assets
Interest rate derivatives	36	—	36	—
GMWB hedging instruments	44	—	8	36
Macro hedge program	132	—	—	132
Total derivative assets [1]	212	—	44	168
Short-term investments	844	464	380	—
Reinsurance recoverable for GMWB	40	—	—	40
Modified coinsurance reinsurance contracts	12	—	12	—
Separate account assets [2]	94,724	59,361	35,323	40
Total assets accounted for at fair value on a recurring basis	$109,799	$60,201	$48,414	$1,184
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB embedded derivative	$(80)	$—	$—	$(80)
Total other policyholder funds and benefits payable	(80)	—	—	(80)
Derivative liabilities
Credit derivatives	2	—	2	—
Foreign exchange derivatives	(91)	—	(91)	—
Interest rate derivatives	(137)	—	(110)	(27)
GMWB hedging instruments	27	—	18	9
Macro hedge program	115	—	—	115
Total derivative liabilities [3]	(84)	—	(181)	97
Total liabilities accounted for at fair value on a recurring basis	$(164)	$—	$(181)	$17

[1]
Includes derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements and applicable law. See footnote 3 to this table for derivative liabilities.

[2]
Approximately $4.0 billion and $3.6 billion of investment sales receivable, as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Included in the total fair value amount are $467 and $468 of investments, as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), respectively, for which the fair value is estimated using the net asset value per unit as a practical expedient which are excluded from the disclosure requirement to classify amounts in the fair value hierarchy.

[3]
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Securities
As of March 31, 2019 (Successor Company)
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CLOs [3]	$71	Discounted cash flows	Spread	60bps	256bps	253bps	Decrease
CMBS [3]	$30	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	241bps	Decrease
Corporate [4]	$158	Discounted cash flows	Spread	121bps	665bps	291bps	Decrease
RMBS [3]	$384	Discounted cash flows	Spread	26bps	1,214bps	85bps	Decrease
			Constant prepayment rate	—%	16%	6%	Decrease [5]
			Constant default rate	1%	6%	3%	Decrease
			Loss severity	—%	100%	60%	Decrease
As of December 31, 2018 (Successor Company)
Assets Accounted for at Fair Value on a Recurring Basis	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS [3]	$1	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	9bps	1,816bps	278bps	Decrease
Corporate [4]	$144	Discounted cash flows	Spread	145bps	1,145bps	400bps	Decrease
RMBS [3]	$426	Discounted cash flows	Spread	31bps	346bps	92bps	Decrease
			Constant prepayment rate	—%	13%	6%	Decrease [5]
			Constant default rate	2%	8%	3%	Decrease
			Loss severity	—%	100%	58%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[3]	Excludes securities for which the Company based fair value on broker quotations.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 - Freestanding Derivatives
As of March 31, 2019 (Successor Company)
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$1	Option model	Equity volatility	1%	1%	Increase
Interest rate derivatives
Interest rate swaps	$(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(29)	Option model	Equity volatility	17%	17%	Increase
Equity options	$1	Option model	Equity volatility	31%	33%	Increase
Customized swaps	$46	Discounted cash flows	Equity volatility	12%	25%	Increase
Interest rate swaption	$2	Option model	Interest rate volatility	2%	2%	Increase
Macro hedge program [2]
Equity options	$37	Option model	Equity volatility	1%	30%	Increase
As of December 31, 2018 (Successor Company)
	Fair Value	Predominant Valuation Technique	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivatives
Interest rate swaps	$(27)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
GMWB hedging instruments
Equity variance swaps	$(26)	Option model	Equity volatility	22%	22%	Increase
Equity options	$(1)	Option model	Equity volatility	30%	32%	Increase
Customized swaps	$71	Discounted cash flows	Equity volatility	18%	30%	Increase
Interest rate swaption	$1	Option model	Interest rate volatility	3%	3%	Increase
Macro hedge program [2]
Equity options	$250	Option model	Equity volatility	17%	30%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company bases fair value on broker quotations.
The tables above exclude the portion of ABS, index options and certain corporate securities for which fair values are predominately based on independent broker quotes. While the Company does not have access to the significant unobservable inputs that independent brokers may use in their pricing process, the Company believes brokers likely use inputs similar to those used by the Company and third-party pricing services to price similar instruments. As such, in their pricing models, brokers likely use estimated loss severity rates, prepayment rates, constant default rates and credit spreads. Therefore, similar to non-broker priced securities, increases in these inputs would generally cause fair values to decrease. For the three months ended March 31, 2019 (Successor Company), no significant adjustments were made by the Company to broker prices received.
Transfers between Levels
Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $321 and $283 for the three months ended March 31, 2019 (Successor Company) and 2018 (Predecessor Company), respectively, which represented previously on-the-run U.S.Treasury securities that are now off-the-run. For the three months ended March 31, 2019 (Successor Company) and 2018 (Predecessor Company), there were no transfers from Level 2 to Level 1. See the fair value roll-forward tables for the transfers into and out of Level 3.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

GMWB Embedded, Customized and Reinsurance Derivatives

GMWB Embedded Derivatives
The Company formerly offered certain variable annuity products with GMWB riders that provide the policyholder with a guaranteed remaining balance ("GRB") which is generally equal to premiums less withdrawals. If the policyholder’s account value is reduced to a specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. When payments of the GRB are not life-contingent, the GMWB represents an embedded derivative carried at fair value reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets with changes in fair value reported in net realized capital gains and losses.

Free-standing Customized Derivatives
The Company holds free-standing customized derivative contracts to provide protection from certain capital markets risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivatives are based on policyholder behavior assumptions specified at the inception of the derivative contracts. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices. These derivatives are reported in the Condensed Consolidated Balance Sheets within other investments or other liabilities, as appropriate, after considering the impact of master netting agreements.

GMWB Reinsurance Derivative
The Company has reinsurance arrangements in place to transfer a portion of its risk of loss due to GMWB. These arrangements are recognized as derivatives carried at fair value and reported in reinsurance recoverables in the Condensed Consolidated Balance Sheets. Changes in the fair value of the reinsurance agreements are reported in net realized capital gains and losses.

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
• Withdrawal rates
• Lapse rates
• Reset elections

Significant Unobservable Inputs for Level 3 GMWB Embedded Customized and Reinsurance Derivatives
As of March 31, 2019 (Successor Company)
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Liability [1]
Withdrawal utilization [2]	15%	100%	Increase
Withdrawal rates [3]	—%	8%	Increase
Lapse rates [4]	1%	40%	Decrease
Reset elections [5]	20%	45%	Increase
Equity volatility [6]	12%	25%	Increase
Credit standing adjustment [7]	0.04%	0.28%	Decrease
As of December 31, 2018 (Successor Company)
Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Liability [1]
Withdrawal utilization [2]	15%	100%	Increase
Withdrawal rates [3]	—%	8%	Increase
Lapse rates [4]	1%	40%	Decrease
Reset elections [5]	20%	45%	Increase
Equity volatility [6]	17%	30%	Increase
Credit standing adjustment [7]	0.04%	0.28%	Decrease

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

[7]	Range represents Company credit spreads, adjusted for market recoverability.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs as those investments held by the Company. For limited partnerships in which fair value represents the separate account's share of the NAV, 51% were subject to significant liquidation restrictions as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), respectively. Total limited partnerships that do not allow any form of redemption were 0% as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company). Separate account assets classified as Level 3 primarily include long-dated bank loans, subprime RMBS and commercial mortgage loans.
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
The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2019 (Successor Company), for which the Company used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total Realized/Unrealized Gains (Losses)
	Fair Value as of January 1, 2019	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of March 31, 2019
Assets
Fixed maturities, AFS
ABS	$2	$—	$—	$—	$—	$—	$—	$—	$2
CLOs	77	—	—	38	—	(5)	—	(12)	98
CMBS	41	—	—	29	—	—	—	(32)	38
Corporate	327	1	4	4	(3)	(86)	4	(9)	242
RMBS	443	—	1	—	(22)	(21)	—	(17)	384
Total fixed maturities, AFS	890	1	5	71	(25)	(112)	4	(70)	764
Equity securities, at fair value	46	(2)	—	—	—	(9)	—	—	35
Freestanding derivatives
Equity	—	—	—	1	—	—	—	—	1
Interest rate	(27)	(2)		—	—	—	—	—	(29)
GMWB hedging instruments	45	(25)		—	—	—	—	—	20
Macro hedge program	247	(213)		1	—	—	—	—	35
Total freestanding derivatives [5]	265	(240)	—	2	—	—	—	—	27
Reinsurance recoverable for GMWB	40	(14)	—	—	2	—	—	—	28
Separate accounts	40	—	—	28	—	(1)	—	(12)	55
Total assets	$1,281	$(255)	$5	$101	$(23)	$(122)	$4	$(82)	$909
Liabilities
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	$(80)	$65	$—	$—	$(14)	$—	$—	$—	$(29)
Total other policyholder funds and benefits payable	(80)	65	—	—	(14)	—	—	—	(29)
Total liabilities	$(80)	$65	$—	$—	$(14)	$—	$—	$—	$(29)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2018 (Predecessor Company), for which the Company used significant unobservable inputs (Level 3):

Fair Value Roll-forwards for Financial Instruments Classified as Level 3
		Total Realized/Unrealized Gains (Losses)
	Fair Value as of January 1, 2018	Included in Net Income [1] [2] [6]	Included in OCI [3]	Purchases	Settlements	Sales	Transfers into Level 3 [4]	Transfers out of Level 3 [4]	Fair Value as of March 31, 2018
Assets
Fixed maturities, AFS
ABS	$13	$—	$—	$—	$(1)	$—	$—	$(3)	$9
CLOs	73	—	—	5	—	—	—	(6)	72
CMBS	26	—	—	—	(1)	(4)	—	—	21
Corporate	443	—	(7)	20	(13)	(30)	54	(20)	447
Foreign Govt./Govt. agencies	1	—	—	—	—	—	—	—	1
Municipal	38	—	(1)	—	—	—	—	—	37
RMBS	692	—	(2)	3	(47)	—	—	(5)	641
Total fixed maturities, AFS	1,286	—	(10)	28	(62)	(34)	54	(34)	1,228
Equity securities, at fair value	46	10	—	—	—	(14)	—	—	42
Freestanding derivatives
Interest rate	(29)	1	—	—	—	—	—	—	(28)
GMWB hedging instruments	34	—	—	—	—	(2)	—	—	32
Macro hedge program	23	10	—	—	—	—	—	—	33
Total freestanding derivatives [5]	28	11	—	—	—	(2)	—	—	37
Reinsurance recoverable for GMWB	36	(8)	—	—	3	—	—	—	31
Separate accounts	185	—	—	10	—	(162)	17	(9)	41
Total assets	$1,581	$13	$(10)	$38	$(59)	$(212)	$71	$(43)	$1,379
Liabilities
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	$(75)	$39	$—	$—	$(17)	$—	$—	$—	$(53)
Total other policyholder funds and benefits payable	(75)	39	—	—	(17)	—	—	—	(53)
Total liabilities	$(75)	$39	$—	$—	$(17)	$—	$—	$—	$(53)

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

[3]	All amounts are before income taxes and amortization.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Fair Value Measurements (continued)

Changes in Unrealized Gains (Losses) Included in Net Income for Financial Instruments Classified as Level 3 Still Held at End of Period
	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019 [1] [2]	For the Three Months Ended March 31, 2018 [1] [2]
Assets
Freestanding derivatives
Interest rate	$(2)	$1
GMWB hedging instruments	(25)	(2)
Macro hedge program	(213)	12
Total freestanding derivatives	(240)	11
Reinsurance recoverable for GMWB	(14)	(8)
Separate accounts	—	—
Total assets	$(254)	$3
Liabilities
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	$65	$39
Total other policyholder funds and benefits payable	65	39
Total liabilities	$65	$39

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
Fair Value Option
The Company has elected the fair value option for certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential real estate, and these securities are included within Fixed Maturities, FVO on the Condensed Consolidated Balance Sheets. The Company reports changes in the fair value of these securities in net realized capital gains and losses
As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the fair value of assets and liabilities using the fair value option was $11 and $12, respectively, within the residential real estate sector.
For the three months ended March 31, 2019 (Successor Company) and 2018 (Predecessor Company), there were no realized capital gains (losses) related to the fair value of assets using the fair value option.

Financial Assets and Liabilities Not Carried at Fair Value
		Successor Company
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		March 31, 2019		December 31, 2018
Assets
Policy loans	Level 3	$1,452	$1,452	$1,441	$1,441
Mortgage loans	Level 3	$2,085	$2,118	$2,100	$2,125
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$6,187	$5,951	$6,186	$5,888
Assumed investment contracts [2]	Level 3	$183	$182	$185	$185

[1]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in other liabilities in the Condensed Consolidated Balance Sheets.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments

Net Realized Capital Gains (Losses)
	Successor Company	Predecessor Company
(Before tax)	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Gross gains on sales	$13	$21
Gross losses on sales	(8)	(17)
Equity securities [1]	2	11
Results of variable annuity hedge program
GMWB derivatives, net	14	4
Macro hedge program	(226)	18
Total results of variable annuity hedge program	(212)	22
Transactional foreign currency revaluation	—	(14)
Non-qualifying foreign currency derivatives	(4)	17
Other, net [2]	16	(19)
Net realized capital gains (losses)	$(193)	$21

[1]	Includes all changes in fair value and trading gains and losses for equity securities at fair value.

[2]
Includes gains (losses) on non-qualifying derivatives, excluding foreign currency derivatives, of $12 and $(5) for the three months ended March 31, 2019 (Successor Company) and 2018 (Predecessor Company), respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. For the three months ended March 31, 2019 (Successor Company), before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $6. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains or losses in AOCI were $4 for the three months ended March 31, 2018 (Predecessor Company). For the three months ended March 31, 2019 (Successor Company) and 2018 (Predecessor Company), proceeds from sales of AFS securities totaled $945 and $1.1 billion, respectively.
The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2019, were $8 for the three months ended March 31, 2019 (Successor Company). The net unrealized gain (loss) on equity securities included in net realized capital gains (losses) related to equity securities still held as of March 31, 2018, was immaterial for the for the the three months ended March 31, 2018.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company will record an OTTI for fixed maturities if the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value. A corresponding charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security.
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
For the three months ended March 31, 2019 (Successor Company) and 2018 (Predecessor Company), there were no impairments recognized in earnings and no non-credit impairments recognized in other comprehensive income.

Cumulative Credit Impairments
	Successor Company	Predecessor Company
(Before tax)	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Balance as of beginning of period	$(6)	$(88)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	—	—
Securities previously impaired	—	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	6	4
Balance as of end of period	$—	$(84)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities

AFS Securities by Type
	Successor Company
	March 31, 2019					December 31, 2018
	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [2]
ABS	$380	$3	$—	$383	$—	$514	$2	$—	$516	$—
CLOs	996	9	(8)	997	—	971	5	(13)	963	—
CMBS	1,453	32	(1)	1,481	—	1,409	8	(7)	1,407	—
Corporate	7,855	183	(51)	8,020	—	7,860	19	(236)	7,678	(1)
Foreign govt./govt. agencies	380	14	(1)	390	—	383	3	(6)	377	—
Municipal	710	21	—	732	—	738	5	(10)	734	—
RMBS	980	7	(1)	986	—	1,034	3	(4)	1,033	—
U.S. Treasuries	957	31	—	988	—	1,126	8	(3)	1,131	—
Total fixed maturities, AFS	$13,711	$300	$(62)	$13,977	$—	$14,035	$53	$(279)	$13,839	$(1)

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

[2]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Fixed maturities, AFS, by Contractual Maturity Year
	Successor Company
	March 31, 2019		December 31, 2018
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$430	$429	$481	$479
Over one year through five years	1,419	1,433	1,508	1,501
Over five years through ten years	1,885	1,926	1,807	1,783
Over ten years	6,168	6,342	6,311	6,157
Subtotal	9,902	10,130	10,107	9,920
Mortgage-backed and asset-backed securities	3,809	3,847	3,928	3,919
Total fixed maturities, AFS	$13,711	$13,977	$14,035	$13,839

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
The Company had no investment exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder's equity, other than the U.S. government and certain U.S. government agencies as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company). For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Consolidated Financial Statements in the Company’s 2018 Form 10-K Annual Report (Successor Company).
Unrealized Losses on AFS Securities

Unrealized Loss Aging for AFS Securities by Type and Length of Time as of March 31, 2019
Successor Company
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost [1]	Fair Value	Unrealized Losses	Amortized Cost [1]	Fair Value	Unrealized Losses	Amortized Cost [1]	Fair Value	Unrealized Losses
ABS	$102	$102	$—	$—	$—	$—	$102	$102	$—
CLOs	885	877	(8)	—	—	—	885	877	(8)
CMBS	217	216	(1)	—	—	—	217	216	(1)
Corporate	1,634	1,596	(51)	—	—	—	1,634	1,596	(51)
Foreign govt./govt. agencies	72	71	(1)	—	—	—	72	71	(1)
Municipal	31	31	—	—	—	—	31	31	—
RMBS	297	296	(1)	—	—	—	297	296	(1)
U.S. Treasuries	15	15	—	—	—	—	15	15	—
Total fixed maturities, AFS in an unrealized loss position	$3,253	$3,204	$(62)	$—	$—	$—	$3,253	$3,204	$(62)

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

As of March 31, 2019 (Successor Company), AFS securities in an unrealized loss position consisted of 743 securities, primarily in the corporate sector, which were depressed primarily due to an increase in interest rates and/or widening of credit spreads since the securities were purchased. As of March 31, 2019 (Successor Company), 100% of these securities were depressed less than 20% of amortized cost.
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
As of March 31, 2019 (Successor Company), mortgage loans had an amortized cost and carrying value of $2.1 billion, with no valuation allowance. As of December 31, 2018 (Successor Company), mortgage loans had an amortized cost and carrying value of $2.1 billion, with a valuation allowance of $(5). Amortized cost represents carrying value prior to valuation allowances, if any.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company) the carrying value of mortgage loans that had a valuation allowance was $0 and $23, respectively. There were no mortgage loans held-for-sale as of March 31, 2019 (Successor Company) or December 31, 2018 (Successor Company). As of March 31, 2019 (Successor Company), the Company had no mortgage loans that have had extensions or restructurings other than what is allowable under the original terms of the contract.

Valuation Allowance Activity
	Successor Company	Predecessor Company
	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Beginning Balance	$(5)	$—
Reversals	—	—
Deductions	5	—
Ending Balance	$—	$—

The weighted-average LTV ratio of the Company’s mortgage loan portfolio was 52% as of March 31, 2019 (Successor Company), while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan collateral values are updated no less than annually through reviews of the underlying properties. Factors considered in estimating property values include, among other things, actual and expected property cash flows, geographic market data and the ratio of the property's net operating income to its value. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. As of both March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the Company held no delinquent mortgage loans past due by 90 days or more. The Company took title to one property through a deed-in-lieu foreclosure during the three months ended March 31, 2019. Following the conclusion of the deed-in-lieu foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during the three months ended March 31, 2019. The real-estate owned investment is included within other investments in the Company's Condensed Consolidated Balance Sheets as of March 31, 2019.

Mortgage Loans Credit Quality
	Successor Company
	March 31, 2019		December 31, 2018
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
65% - 80%	358	1.88x	340	1.78x
Less than 65%	1,727	2.52x	1,760	2.48x
Total mortgage loans	$2,085	2.41x	$2,100	2.36x

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Mortgage Loans by Region
	Successor Company
	March 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$56	2.7%	$56	2.7%
East South Central	19	0.9%	19	0.9%
Middle Atlantic	131	6.3%	131	6.2%
Mountain	51	2.4%	51	2.4%
New England	79	3.8%	79	3.7%
Pacific	679	32.6%	684	32.6%
South Atlantic	451	21.6%	457	21.8%
West South Central	225	10.8%	226	10.8%
Other [1]	394	18.9%	397	18.9%
Total mortgage loans	$2,085	100%	$2,100	100%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	Successor Company
	March 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Industrial	$585	28.1%	$580	27.6%
Lodging	24	1.2%	24	1.1%
Multifamily	519	24.9%	518	24.7%
Office	459	22.0%	478	22.8%
Retail	284	13.6%	286	13.6%
Single Family	86	4.1%	86	4.1%
Other	128	6.1%	128	6.1%
Total mortgage loans	$2,085	100%	$2,100	100%

Variable Interest Entities
The Company is engaged with various special purpose entities and other entities that are deemed to be variable interest entities ("VIEs") primarily as an investor through normal investment activities.
A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest, such as simple majority kick-out rights, or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements. As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company) the Company did not hold any VIEs for which it was the primary beneficiary.
Non-Consolidated VIEs
The Company, through normal investment activities, makes passive investments in limited partnerships and other alternative investments. The Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company’s maximum exposure to loss as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company) is limited to the total carrying value of $873 and $849, respectively, which are included in limited partnerships and other alternative investments in the Company's Condensed Consolidated Balance Sheets. As of

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the Company has outstanding commitments totaling $469 and $474, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. These investments are generally of a passive nature in that the Company does not take an active role in management. For further discussion of these investments, see Equity Method Investments within Note 3 - Investments of Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10-K Annual Report (Successor Company).
In addition, the Company also makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These investments are included in ABS, CLOs, CMBS and RMBS in the Available for Sale Securities table and fixed maturities, AFS and FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Investments (continued)

Securities Lending and Repurchase Agreements
	Successor Company
	March 31, 2019	December 31, 2018
	Fair Value	Fair Value
Securities Lending Transactions:
Gross amount of securities on loan	$297	$277
Gross amount of associated liability for collateral received [1]	$304	$284

Repurchase agreements:
Gross amount of recognized liabilities for repurchase agreements	$195	$186
Gross amount of collateral pledged related to repurchase agreements [2]	$197	$190
Gross amount of recognized receivables for reverse repurchase agreements [3]	$35	$25

[1]
Cash collateral received is reinvested in fixed maturities, AFS and short term investments which are included in the Condensed Consolidated Balance Sheets. Amount includes additional securities collateral received of $5 and $1 which are excluded from the Company's Condensed Consolidated Balance Sheets as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), respectively.

[2]	Collateral pledged is included within fixed maturities, AFS and short term investments in the Company's Condensed Consolidated Balance Sheets.

[3]	Collateral received is included within short term investments in the Company's Condensed Consolidated Balance Sheets.
Other Collateral Transactions
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of both March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the fair value of securities on deposit was $23.
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
Strategies that Qualify for Hedge Accounting
The Company's derivatives may satisfy hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2018 Form 10-K Annual Report (Successor Company). Typically, these hedging instruments include interest rate swaps and, to a lesser extent, foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The interest rate swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. As a result of pushdown accounting, derivative instruments that qualified for hedge accounting were recorded at fair value through adjustments to additional paid in capital at the acquisition date. The hedge strategies by hedge accounting designation include:
Cash Flow Hedges
Interest rate swaps were predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily converted interest receipts on floating-rate fixed maturity securities to fixed rates. The Company previously entered into forward starting swap agreements to hedge the interest rate exposure related to the future purchase of fixed-rate securities, primarily to hedge interest rate risk inherent in the assumptions used to price certain product liabilities.
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
The non-qualifying strategies include:
Interest Rate Swaps and Futures
The Company uses interest rate swaps, swaptions, and futures to manage interest rate duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the notional amount of interest rate swaps in offsetting relationships was $1.5 billion.
Foreign Currency Swaps and Forwards
The Company enters into foreign currency swaps to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars. The Company also enters into foreign currency forwards to hedge non-U.S. dollar denominated cash.
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

GMWB Hedging Instruments (Successor Company)
	Notional Amount		Fair Value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Customized swaps	$4,095	$3,877	$45	$71
Equity swaps, options, and futures	792	776	(28)	(25)
Interest rate swaps and futures	2,602	3,140	30	25
Total	$7,489	$7,793	$47	$71

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
Modified Coinsurance Reinsurance Contracts
As of March 31, 2019 (Successor Company), and December 31, 2018 (Successor Company), the Company had $807 and $798, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business, which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the operating results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value of investments subject to interest rate and credit risk. The notional amount of the embedded derivative reinsurance contracts are the invested assets which are carried at fair value and support the reinsured reserves.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Balance Sheet Presentation (Successor Company)
	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Cash flow hedges
Foreign currency swaps	$10	$—	$—	$—	$—	$—	$—	$—
Total cash flow hedges	10	—	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	3,049	3,152	(104)	(101)	47	38	(151)	(139)
Foreign exchange contracts
Foreign currency swaps and forwards	225	225	(10)	(9)	7	7	(17)	(16)
Fixed payout annuity hedge	270	270	(86)	(82)	—	—	(86)	(82)
Credit contracts
Credit derivatives that purchase credit protection	40	45	(1)	(1)	—	—	(1)	(1)
Credit derivatives that assume credit risk [1]	267	372	5	3	5	3	—	—
Credit derivatives in offsetting positions	—	43	—	—	—	5	—	(5)
Equity contracts
Equity index swaps, options, and futures	2,000	—	1	—	1	—	—	—
Variable annuity hedge program
GMWB product derivatives [2]	11,027	9,957	(29)	(80)	—	—	(29)	(80)
GMWB reinsurance contracts	2,307	2,115	28	40	28	40	—	—
GMWB hedging instruments	7,489	7,793	47	71	86	114	(39)	(43)
Macro hedge program	14,140	10,765	35	247	107	288	(72)	(41)
Other
Modified coinsurance reinsurance contracts	807	798	(12)	12	—	12	(12)	—
Total non-qualifying strategies	41,621	35,535	(126)	100	281	507	(407)	(407)
Total cash flow hedges and non-qualifying strategies	$41,631	$35,535	$(126)	$100	$281	$507	$(407)	$(407)
Balance Sheet Location
Fixed maturities, available-for-sale	$41	$41	$—	$—	$—	$—	$—	$—
Other investments	7,180	11,000	127	212	153	248	(26)	(36)
Other liabilities	20,269	11,623	(240)	(84)	100	207	(340)	(291)
Reinsurance recoverables	3,114	2,914	16	52	28	52	(12)	—
Other policyholder funds and benefits payable	11,027	9,957	(29)	(80)	—	—	(29)	(80)
Total derivatives	$41,631	$35,535	$(126)	$100	$281	$507	$(407)	$(407)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.
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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Offsetting Derivative Assets and Liabilities (Successor Company)
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1] (Liabilities) [2]	Accrued Interest and Cash Collateral Received [3] Pledged [2]	Financial Collateral Received [4]	Net Amount
As of March 31, 2019
Other investments	$253	$214	$127	$(88)	$11	$28
Other liabilities	$(366)	$(66)	$(240)	$(60)	$(298)	$(2)

As of December 31, 2018
Other investments	$455	$352	$212	$(109)	$65	$38
Other liabilities	$(327)	$(147)	$(84)	$(96)	$(178)	$(2)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other investments in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative
	Successor Company	Predecessor Company
	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Interest rate swaps	$—	$(16)
Foreign currency swaps	—	—
Total	$—	$(16)

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships
	Gain or (Loss) Reclassified from AOCI into Income
	Successor Company		Predecessor Company
	For the three months ended March 31, 2019		For the three months ended March 31, 2018
	Net Capital Gain/(Loss)	Net Investment Income	Net Capital Gain/(Loss)	Net Investment Income
Interest rate swaps	—	—	—	5
Foreign currency swaps	—	—	2	—
Total	$—	$—	$2	$5
Total amounts presented on the Condensed Consolidated Statements of Operations	$(193)	$238	$21	$312

As of March 31, 2019 (Successor Company), the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months is less than $1. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows.
During the three months ended March 31, 2019 (Successor Company) and 2018 (Predecessor Company), the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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

Non-Qualifying Strategies Recognized within Net Realized Capital Gains (Losses)
	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Variable annuity hedge program:
GMWB product derivatives	$65	$39
GMWB reinsurance contracts	(5)	(13)
GMWB hedging instruments	(46)	(22)
Macro hedge program	(226)	18
Total variable annuity hedge program	(212)	22
Foreign exchange contracts:
Foreign currency swaps and forwards	—	(3)
Fixed payout annuity hedge	(4)	20
Total foreign exchange contracts	(4)	17
Other non-qualifying derivatives:
Interest rate contracts
Interest rate swaps and futures	30	(30)
Credit contracts
Credit derivatives that purchase credit protection	—	—
Credit derivatives that assume credit risk	6	(1)
Equity contracts
Equity index swaps and options	—	—
Other
Modified coinsurance reinsurance contracts	(24)	26
Total other non-qualifying derivatives	12	(5)
Total [1]	$(204)	$34

[1]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that are permissible under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of corporate and, previously, CMBS issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Credit Derivatives by Type
As of March 31, 2019
Successor Company
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative Type by Derivative Risk Exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$65	$1	5 years	Corporate Credit	A-	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	202	4	5 years	Corporate Credit	BBB+	—	—
Total [5]	$267	$5				$—	$—

As of December 31, 2018
Successor Company
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$80	$1	4 years	Corporate Credit/ Foreign Gov.	A	$—	$—
Basket credit default swaps [4]
Investment grade risk exposure	202	1	5 years	Corporate Credit	BBB+	—	—
Below investment grade risk exposure	80	2	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	12	(1)	5 years	CMBS Credit	A-	2	—
Below investment grade risk exposure	19	(5)	Less than 1 Year	CMBS Credit	B-	19	5
Total [5]	$393	$(2)				$21	$5

[1]
The average credit ratings are based on availability and are generally the midpoint of the available ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the Company pledged cash collateral associated with derivative instruments with a fair value of $2, at each date, for which the collateral receivable has been recorded in other assets or other liabilities on the Company's Condensed Consolidated Balance Sheets as determined by the Company's election to offset on the balance sheet. The Company also pledged securities collateral associated with derivative instruments with a fair value of $315 and $191, respectively, as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), which have been included in fixed maturities on the Condensed Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. In addition, as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the Company has pledged initial margin of cash and securities to clearinghouses and exchanges related to OTC-cleared and exchange traded derivatives of $83 and $85, respectively.
As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the Company accepted cash collateral associated with derivative instruments of $219 and $402, respectively, which was invested and recorded in the Company's Condensed Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other investments or other liabilities as determined by the Company's election to offset on the balance sheet. The Company also accepted securities collateral with a fair value of $13 and $76, respectively, as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), all of which the Company has the ability to sell or repledge. As of March 31, 2019 (Successor Company), the Company had not repledged securities and did not sell any securities. The non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Condensed Consolidated Balance Sheets.

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

Reinsurance Recoverables
	Successor Company
	March 31, 2019	December 31, 2018
Reserve for future policy benefits and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$19,433	$19,354
Commonwealth	8,687	8,969
Other reinsurers	1,201	1,241
Gross reinsurance recoverables	$29,321	$29,564

As of March 31, 2019, the Company (Successor Company) has reinsurance recoverables from Commonwealth, MassMutual, and Prudential of approximately $8.7 billion, $8.1 billion and $11.3 billion, respectively. As of December 31, 2018, the Company (Successor Company) had reinsurance recoverables from Commonwealth, MassMutual and Prudential of $9.0 billion, $8.1 billion and $11.3 billion, respectively. The Company's obligations to its direct policyholders that have been reinsured to Commonwealth, MassMutual and Prudential are primarily secured by invested assets held in trust.
No allowance for uncollectible reinsurance is required as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company). The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, and funds held accounts. Although management has determined that no allowance is required at this time, the Company closely monitors the financial condition, ratings, and current market information of all of its counterparty reinsurers.

Insurance Revenues
	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Gross earned premiums, fee income and other	$576	$640
Reinsurance assumed	30	29
Reinsurance ceded	(395)	(411)
Net earned premiums, fee income and other	$211	$258

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $373 for the three months ended March 31, 2019 (Successor Company) and $352 for the three months ended March 31, 2018 (Predecessor Company). In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Value of Business Acquired

Changes in the DAC Balance [1]
	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Balance, beginning of period	$—	$405
Amortization — DAC	—	(8)
Amortization — unlock charge, pre-tax	—	(3)
Adjustments to unrealized gains and losses on securities AFS and other	—	23
Balance, end of period	$—	$417

[1]
Effective with the application of pushdown accounting on May 31, 2018, the Company eliminated its DAC balance through a pushdown accounting adjustment. Please see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further discussion of pushdown accounting.

Changes in the VOBA Balance [1]
	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Balance, beginning of period	$716	$—
Amortization — VOBA [2]	41	—
Amortization — Unlock benefit, pre-tax	2	—
Adjustments to unrealized gains and losses on securities AFS and other	(18)	—
Balance, end of period	$741	$—

[1]
Effective with the application of pushdown accounting on May 31, 2018, the Company established its VOBA through a pushdown accounting adjustment. Please see Note 1, Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further discussion of pushdown accounting.

[2]
EGPs used in the amortization of VOBA include the impact of macro hedge losses of ($226) on actual gross profits, resulting in an increase to the VOBA balance for the three months ended March 31, 2019.

Expected Amortization Expense of VOBA (Successor Company)
Years	Expected Amortization Expense
2019 [1]	$25
2020	$42
2021	$53
2022	$47
2023	$43

[1]	Represents the expected amortization expense for the remainder of the year.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities

Changes in Reserves for Future Policy Benefits
Successor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2019	$462	$3,276	$14,585	$18,323
Incurred [3]	17	92	99	208
Paid	(24)	(1)	(192)	(217)
Liability balance as of March 31, 2019	$455	$3,367	$14,492	$18,314
Reinsurance recoverable asset, as of January 1, 2019	$284	$3,276	$4,972	$8,532
Incurred [3]	13	92	5	110
Paid	(19)	(1)	(64)	(84)
Reinsurance recoverable asset, as of March 31, 2019	$278	$3,367	$4,913	$8,558

Predecessor Company
	Universal Life-Type Contracts
	GMDB/GMWB [1]	Universal Life Secondary Guarantees	Traditional Annuity and Other Contracts [2]	Total Future Policy Benefits
Liability balance as of January 1, 2018	$873	$2,940	$10,669	$14,482
Incurred [3]	35	87	105	227
Paid	(28)	—	(194)	(222)
Change in unrealized investment gains and losses	—	—	(205)	(205)
Liability balance as of March 31, 2018	$880	$3,027	$10,375	$14,282
Reinsurance recoverable asset as of January 1, 2018	$464	$2,940	$1,742	$5,146
Incurred [3]	22	87	(55)	54
Paid	(22)	—	(12)	(34)
Reinsurance recoverable asset as of March 31, 2018	$464	$3,027	$1,675	$5,166

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

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Value by GMDB/GMWB Type as of March 31, 2019 (Successor Company)
	Account Value (“AV”) [9]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
Maximum anniversary value (“MAV”) [1]
MAV only	$12,268	$1,828	$280	72
With 5% rollup [2]	998	116	39	72
With Earnings Protection Benefit Rider (“EPB”) [3]	3,102	488	77	72
With 5% rollup & EPB	430	98	21	74
Total MAV	16,798	2,530	417
Asset Protection Benefit (APB) [4]	8,470	115	77	70
Lifetime Income Benefit (LIB) – Death Benefit [5]	382	4	4	72
Reset [6] (5-7 years)	2,243	5	5	71
Return of Premium [7] /Other	5,917	59	57	72
Variable Annuity without GMDB [8]	2,019	—	—	69
Subtotal Variable Annuity [11]	$35,829	$2,713	$560	71
Less: General Account Value	3,326
Subtotal Separate Account Liabilities with GMDB	32,503
Separate Account Liabilities - Other [12]	72,306
Total Separate Account Liabilities	$104,809

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[11]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $5.3 billion of total account value and weighted average attained age of 74 years. There is no NAR or retained NAR related to these contracts.

[12]	Includes non-guaranteed separate account balances representing corporate owned life insurance and reinsured individual life and retirement plan businesses.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reserves for Future Policy Benefits and Separate Account Liabilities (continued)

Account Balance Breakdown of Variable Separate Account Investments for Contracts with Guarantees
	Successor Company
Asset type	As of March 31, 2019	As of December 31, 2018
Equity securities (including mutual funds)	$30,832	$28,953
Cash and cash equivalents	1,671	1,286
Total [1]	$32,503	$30,239

[1]
Includes $2.0 billion and $1.8 billion of account value as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company) for contracts that had a GMDB at issue but no longer have a GMDB due to certain elections made by policyholders or their beneficiaries.

As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), approximately 22% and 20%, respectively, of the equity securities (including mutual funds) in the preceding table were funds invested in fixed income securities and approximately 78% and 80%, respectively, were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Other Intangible Assets

Other Intangible Assets
As of March 31, 2019 (Successor Company)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Expected Life
Amortizing Intangible Assets [1]	$29	$5	$24	5
Total Indefinite Lived Intangible Assets [2]	26	—	26	—
Total Other Intangible Assets	$55	$5	$50	5

[1]	Consist of internally developed software

[2]	Consist of state insurance licenses.
There have been no additions, renewals or extension since December 31, 2018 (Successor Company).

Expected Pre-tax Amortization Expense (Successor Company)
Years	Expected Future Amortization Expense
2019	$5
2020	$6
2021	$6
2022	$6
2023	$1

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes

Income Tax Rate Reconciliation
	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Tax provision at the U.S. federal statutory rate	$7	$30
Dividends-received deduction ("DRD")	(6)	(7)
Foreign related investments	(2)	(2)
Tax reform	—	(2)
Other	—	1
Provision for income taxes	$(1)	$20

The federal audits have been completed through 2013, and the Company is not currently under examination for any open years. Management believes that adequate provision has been made in the consolidated financial statements for any potential adjustments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized no interest expense for the three months ended March 31, 2019 (Successor Company) and for the three months ended March 31, 2018 (Predecessor Company). The Company had no interest payable as of March 31, 2019 (Successor Company) and March 31, 2018 (Predecessor Company). The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not recorded any accrual for penalties.
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, alternative minimum tax credit carryover and foreign tax credit carryover as follows:
Net Operating Loss Carryover
As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the net deferred tax asset included the expected tax benefit attributable to net operating losses of $982 and $982, respectively. The total as of both dates includes $596 of U.S. losses generated prior to 2017 that are subject to limits on the period for which they can be carried forward. If not utilized, these losses will expire from 2027 to 2030. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. The December 31, 2018 total also includes $386 of U.S. losses generated in the Successor Company's taxable year beginning June 1, 2018, primarily due to the Commonwealth Annuity Reinsurance Agreement. These losses do not expire, but their utilization in any carryforward year is limited to 80% of taxable income in that year.
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
Foreign Tax Credit Carryover
As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the net deferred tax asset included the expected tax benefit attributable to foreign tax credit carryovers of $8 and $6, respectively.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Commitments and Contingencies

Management evaluates each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes liabilities for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated liability at the low end of the range of losses.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical agencies or risked-based capital ("RBC") tests, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances enable the counterparties to terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2019 (Successor Company) is $296. For this $296, the legal entities have posted collateral of $312, which is inclusive of initial margin requirements in the normal course of business. In addition, the Company has posted collateral of $22 associated with a customized GMWB derivative. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we post, when required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Transactions with Affiliates

Parent Company Transactions (Successor Company)
As of March 31, 2019, the Company had no direct employees. The Company's operations are managed by employees of its parent, TLI, and the costs of these services are allocated to the Company through an intercompany services and cost allocation agreement.
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
Reinsurance Ceded to Affiliates (Predecessor Company)
The Company maintains a reinsurance agreement with Hartford Life and Accident Insurance Company ("HLA"), whereby the Company cedes both group life and group accident and health risk business. Under this treaty, the Company ceded group life premiums of $6 and accident and health premiums to HLA of $16 for the three months ended March 31, 2018 (Predecessor Company).

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Successor Company
Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2019
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$(173)	$—	$2	$(171)
OCI before reclassifications	359	—	(2)	357
Amounts reclassified from AOCI	(5)	—	—	(5)
OCI, net of tax	354	—	(2)	352
Ending balance	$181	$—	$—	$181

Predecessor Company
Changes in AOCI, Net of Tax for the Three Months Ended March 31, 2018
	Changes in
	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	AOCI, net of tax
Beginning balance	$1,022	$4	$(3)	$1,023
Cumulative effect of accounting changes, net of tax [1]	182	—	—	182
Adjusted balance, beginning of period	1,204	4	(3)	1,205
OCI before reclassifications	(301)	(12)	1	(312)
Amounts reclassified from AOCI	(3)	(6)	—	(9)
OCI, net of tax	(304)	(18)	1	(321)
Ending balance	$900	$(14)	$(2)	$884

[1]
Includes reclassification to retained earnings of $193 of stranded tax effects and $11 of net unrealized gains, after tax, related to equity securities. For further information, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2018 Form 10-K Annual Report (Successor Company).

Reclassifications from AOCI
	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities	$6	$4	Net realized capital gains (losses)
	6	4	Income before income taxes
	1	1	Income tax expense (benefit)
	$5	$3	Net income
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$—	$5	Net investment income
Foreign currency swaps	—	2	Net realized capital gains (losses)
	—	7	Income before income taxes
	—	1	Income tax expense (benefit)
	—	6	Net income
Total amounts reclassified from AOCI	$5	$9	Net income

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)

On May 31, 2018, Hartford Holdings, Inc. ("HHI"), an indirect parent company of Talcott Resolution Life Insurance Company ("TL, "Talcott Resolution", or the "Company") and a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"), consummated the Talcott Resolution Sale Transaction (as defined below) contemplated by the Stock and Asset Purchase Agreement ("SAPA"), entered into on December 3, 2017 by and among HHI and its parent company, The Hartford ("Seller"), and Hopmeadow Acquisition, Inc. (“Buyer”). Pursuant to the SAPA, HHI sold all of the issued and outstanding equity of Hartford Life, Inc. ("HLI"), the parent of the Company, to the Buyer (the “Talcott Resolution Sale Transaction”). The Talcott Resolution Sale Transaction was funded by the Buyer through Hopmeadow Holdings, LP and Hopmeadow Holdings GP LLC, each of which is comprised of a group of investors led by Cornell Capital LLC, Atlas Merchant Capital LLC, TRB Advisors LP, Global Atlantic Financial Group, Pine Brook and J. Safra Group.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of the Company and its subsidiaries as of and for the three months ended March 31, 2019. "Successor Company" along with the reporting period ending March 31, 2018 "Predecessor Company". For additional information on the election of pushdown accounting in conjunction with the acquisition of the Company's parent, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
The Company has included, under Item 2, Consolidated Results of Operations to explain any material changes in revenue and expense items for the periods presented. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. This discussion should be read in conjunction with MD&A in Talcott Resolution Life Insurance Company’s 2018 Form 10-K Annual Report (Successor Company).

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary
	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Fee income and other	$203	$231
Earned premiums	8	27
Net investment income	238	312
Net realized capital gains (losses)	(193)	21
Amortization of deferred reinsurance gain	15	—
Total revenues	271	591
Benefits, losses and loss adjustment expenses	174	325
Amortization of deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA")	(43)	11
Insurance operating costs and other expenses	106	108
Other intangible asset amortization	1	—
Dividends to policyholders	2	2
Total benefits, losses and expenses	240	446
Income before income taxes	31	145
Income tax expense (benefit)	(1)	20
Net income	$32	$125
For the three months ended March 31, 2019 (Successor Company)
Net income was primarily driven by fee income, net investment income and negative amortization of VOBA partially offset by net realized capital losses that were predominately related to the macro hedge program, benefits, losses and loss adjustment expenses, and insurance operating costs and other expenses.
Fee income and insurance operating costs and other expenses for the period continued to decline due to the run off of the variable annuity block of business largely offset by stand up costs. Benefits, losses and loss adjustment expenses continue to decline primarily due to lower interest credited resulting from lower asset levels due to the reinsurance agreement the Company entered into with Commonwealth, as well as lower death benefits due to the continued run off of the variable annuity block of business. Negative amortization of VOBA is due to macro hedge program losses. For further information, see Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements and MD&A - Investment Results, Net Realized Capital Gains (Losses).
Net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels due to the reinsurance agreement the Company entered into with Commonwealth, partially offset by an increase in income from limited partnerships and other alternative investments. For further discussion, see MD&A - Investments Results, Net Investment Income.
For the three months ended March 31, 2018 (Predecessor Company)
Net income for the period was primarily driven by fee income and other, net investment income and net realized capital gains, partially offset by benefits, losses and loss adjustment expenses and insurance operating costs and other expenses.
Fee income and insurance operating costs and other expenses for the period continued to decline due to the run off of the variable annuity block of business. Net realized capital gains were driven by macro hedge program gains. Net investment income for the period was primarily comprised of fixed maturities, mortgage loans and limited partnerships and other alternative investments. For further discussion, see MD&A - Investments Results, Net Investment Income.

INVESTMENT RESULTS

Composition of Invested Assets
	Successor Company
	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$13,977	69.9%	$13,839	71.2%
Fixed maturities, at fair value using the fair value option ("FVO")	11	0.1%	12	0.1%
Equity securities, at fair value	173	0.9%	116	0.6%
Mortgage loans	2,085	10.4%	2,100	10.8%
Policy loans, at outstanding balance	1,452	7.3%	1,441	7.4%
Limited partnerships and other alternative investments	912	4.6%	894	4.6%
Other investments [1]	166	0.8%	201	1.0%
Short-term investments	1,204	6.0%	844	4.3%
Total investments	$19,980	100%	$19,447	100%

[1]	Includes derivative instruments.
Total investments increased since December 31, 2018 (Successor Company), primarily due to an increase in short-term investments and fixed maturities, AFS. Short-term investments increased as a result of the Company's liquidity management. Fixed maturities, AFS increased primarily due to an increase in valuations due to tightening of credit spreads and lower interest rates.

Net Investment Income
	Successor Company		Predecessor Company
	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
(Before tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$145	4.0%	$236	4.6%
Equity securities	2	3.9%	3	6.6%
Mortgage loans	24	4.6%	34	4.8%
Policy loans	22	6.0%	18	5.0%
Limited partnerships and other alternative investments	42	19.3%	24	9.7%
Other [3]	7		8
Investment expense	(4)		(11)
Total net investment income	238	5.0%	312	4.6%
Total net investment income excluding limited partnerships and other alternative investments	$196	4.3%	$288	4.5%

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
Three months ended March 31, 2019 (Successor Company)
Total net investment income for the three months ended March 31, 2019 was $238. Total net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels due to the reinsurance agreement that the Company entered into with Commonwealth Annuity and Life Insurance Company ("Commonwealth", or "Commonwealth Annuity Reinsurance Agreement") as well as the continued run off of the Company's business, slightly offset by higher net investment income on limited partnerships and other alternative investments due to higher returns on private equity and real estate partnerships.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.3% for the three months ended March 31, 2019. Excluding limited partnerships other alternative investments and non-routine items, which primarily include mortgage loan pre-payments, the annualized investment income yield was 4.2% for the same period.

The new money yield for the three months ended March 31, 2019, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 4.5%, which was above the average yield of sales and maturities of 3.7% for the same period due to reallocation to higher duration and higher yielding assets.
We expect the annualized net investment income for the 2019 calendar year, excluding limited partnerships and other alternative investments to be in line with the portfolio yield earned for the period June 1, 2018 to December 31, 2018. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through portfolio management and trading activities and changes in market conditions.
Three months ended March 31, 2018 (Predecessor Company)
Total net investment income for the three months ended March 31, 2018 was $312. Total net investment income was primarily impacted by lower income from fixed maturities driven by lower asset levels, partially offset by an increase in income from limited partnerships and other alternative investments.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, was 4.5% for the three months ended March 31, 2018. Excluding non-routine items, which primarily include make-whole payments on fixed maturities, the annualized investment income yield, excluding limited partnerships and other alternative investments, was 4.4% for the same period.
The new money yield for the three months ended March 31, 2018, excluding certain U.S. Treasury securities and cash equivalent securities, was approximately 4.1%, which was below the average yield of sales and maturities of 4.0% for the same period.

Net Realized Capital Gains (Losses)
	Successor Company	Predecessor Company
(Before tax)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Gross gains on sales	$13	$21
Gross losses on sales	(8)	(17)
Equity securities [1]	2	11
Results of variable annuity hedge program
GMWB derivatives, net	14	4
Macro hedge program	(226)	18
Total results of variable annuity hedge program	(212)	22
Transactional foreign currency revaluation	—	(14)
Non-qualifying foreign currency derivatives	(4)	17
Other, net [2]	16	(19)
Net realized capital gains (losses)	$(193)	$21

[1]	Includes all changes in fair value and trading gains and losses for equity securities at fair value.

[2]
Primarily consists of changes in value of non-qualifying derivatives, including credit derivatives, interest rate derivatives used to manage duration, and embedded derivatives associated with modified coinsurance reinsurance contracts.

Gross Gains and Losses on Sales

•	Gross gains and losses on sales for the three months ended March 31, 2019 (Successor Company) resulted from duration, liquidity and credit management within U.S. Treasury and corporate securities.

•
Gross gains and losses on sales for the three months ended March 31, 2018 (Predecessor Company) were primarily the result of duration, liquidity and credit management within corporate and U.S. Treasury securities.

Variable Annuity Hedge Program

•
For the three months ended March 31, 2019 (Successor Company), the gain on the combined GMWB derivatives, net, which include the GMWB product, reinsurance and hedging derivatives, was $14 primarily driven by decreases in interest rates.

•
For the three months ended March 31, 2019 (Successor Company), the losses on the macro hedge program were primarily due to the following: $177 driven by an increase in equity markets, $47 driven by a decline in equity market volatility and $20 driven by time decay on options. These losses were slightly offset by gains of $17 driven by decreases in interest rates.

•
For the three months ended March 31, 2018 (Predecessor Company), the gain on the combined GMWB derivatives, net, which include the GMWB product, reinsurance and hedging derivatives, was primarily due to gains of $7 driven by time decay of options, partially offset by losses of $3 driven by an increase in equity market volatility.

•
For the three months ended March 31, 2018 (Predecessor Company), the gains on the macro hedge program were primarily due to gains of $24 driven by an increase in equity market volatility and $18 driven by a decline in domestic equity markets, partially offset by losses of $21 driven by time decay on options and $4 driven by increases in long-term interest rates.

Other, Net

•
Other, net gains for the three months ended March 31, 2019 (Successor Company) were primarily due to gains on interest rate derivatives partially offset by losses associated with modified coinsurance reinsurance contracts, both driven by a decrease in interest rates. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies.

•
Other, net loss for the three months ended March 31, 2018 (Predecessor Company), included losses on interest rate derivatives partially offset by gains associated with modified coinsurance reinsurance contracts driven by an increase in interest rates.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates. The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2018 Form 10-K Annual Report (Successor Company). The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2019.
Estimated Gross Profits
Estimated gross profits ("EGPs") are used in the valuation and amortization of the VOBA (Successor Company) and DAC (Predecessor Company) assets. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.

Significant EGP-based Balances
	Successor Company
	As of March 31, 2019	As of December 31, 2018
VOBA [1]	$741	716
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$177	$178

[1]	For additional information on VOBA, see Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 7 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.

Benefit (Charge) to Income, Net of Tax, as a Result of Unlock [1]
	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
DAC	$—	$(3)
VOBA	2	—
Death and Other Insurance Benefit Reserves	1	—
Total (pre tax)	3	(3)
Income tax effect	1	(1)
Total (after tax)	$2	$(2)

[1]
For further information, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements.

Successor Company
The Unlock benefit, after-tax, for the three months ended March 31, 2019 was primarily due to separate account returns being above our aggregated estimated returns during the period, largely due to an increase in equity markets. For further information regarding the elimination of DAC and the establishment of VOBA during pushdown accounting, see Note 1 - Basis of Presentation and Significant Accounting Policies and Note 6 - Deferred Policy Acquisition Costs and Value of Business Acquired of Notes to Condensed Consolidated Financial Statements.
Predecessor Company
The Unlock charge, after-tax, for the three months ended March 31, 2018 was primarily due to separate account returns being below our aggregated estimated returns during the period largely due to a decrease in equity markets.
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
Market Unlocks
In addition to updating assumptions in the fourth quarter of each year, an Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. The Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term rate of return is 8.3%. The annual return assumed over the next five years of approximately 8.7% was calculated based on the return needed over that period to produce an 8.3% return since the date VOBA was established in pushdown accounting, May 31, 2018. Based on the expected trend of policy lapses and annuitizations, the Company expects approximately 40% of its block of variable annuities to run off in the next 5 years.
Aggregate Recoverability
After each quarterly Unlock, the Company also tests the aggregate recoverability of VOBA by comparing the VOBA balance to the present value of future EGPs. The margin between the VOBA balance and the present value of future EGPs for variable annuities was 66% as of March 31, 2019 (Successor Company). If the margin between the VOBA asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of VOBA to be unrecoverable and the VOBA asset would be written down to equal future EGPs.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of March 31, 2019 (Successor Company) including past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
As of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), the Company had no valuation allowance. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
ENTERPRISE RISK MANAGEMENT
The Company’s parent's Board of Directors (“the Board”) has ultimate responsibility for risk oversight while management is tasked with the day-to-day management of The Company’s risks. The Board executes risk oversight through Hopmeadow Holdings GP, LLC's Finance, Investment and Enterprise Risk Committee ("FIRMCo").
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
Management
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
Sources of Credit Risk
The majority of the Company’s credit risk is concentrated in its investment holdings but it is also present in the Company's derivative counterparty exposure and reinsurance transactions, and to a lesser extent variable annuity fund assets under management.
Management
The Company manages its credit risk by holding a diversified mix of primarily investment grade issuers and counterparties across its investment, reinsurance, and insurance portfolios. Potential losses are also limited within portfolios by diversifying across geographic regions, asset types, and sectors.
The Company also utilizes mitigation strategies which vary across the three sources of credit risk, but may include:

•	Investing in a portfolio of high-quality and diverse securities;

•	Selling investments subject to credit risk;

•	Hedging through use of single name or basket credit default swaps;

•	Clearing transactions through central clearing houses that require daily variation margin;

•	Entering into contracts only with strong creditworthy institutions; and

•	Requiring collateral.
As of March 31, 2019 (Successor Company), the Company had no investment exposure to any credit concentration risk of a single issuer, or derivative counterparty greater than 10% of the Company's stockholder's equity, other than the U.S. government and certain U.S. government agencies. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 3 - Investments of Notes to Condensed Consolidated Financial Statements.

Credit Risk of Derivatives
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. A reduction in the financial strength ratings as set by nationally recognized statistical agencies or a decline in the risk-based capital ("RBC") ratio of the Company’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. Derivative counterparties for over-the-counter ("OTC") derivatives and clearing brokers for OTC-cleared derivatives have the right to cancel and settle outstanding derivative trades or require additional collateral to be posted if the Company's financial strength falls below certain thresholds. In addition if the Company does not meet these thresholds, counterparties and clearing brokers may become unwilling to engage in or clear additional derivatives or may require collateralization before entering into any new trades. This would restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps.
Managing the Credit Risk of Counterparties to Derivative Instruments
The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk.
Most of the Company's derivative counterparty relationships have a zero uncollateralized threshold. Currently, the Company only transacts OTC derivatives with two counterparties and in two legal entities where the collateralized thresholds to the Company is greater than zero. The maximum combined threshold in those relationships is $10. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in the counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 10 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
For the period ending March 31, 2019 (Successor Company), the Company incurred no losses on derivative instruments due to counterparty default.
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

The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $33.8 billion as of March 31, 2019 (Successor Company) and $31.8 billion as of December 31, 2018 (Successor Company).
The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk is net of reinsurance, but does not take into consideration the effects of the variable annuity hedge programs currently in place as of each balance sheet date).

Successor Company
Total Variable Annuity Guarantees as of March 31, 2019
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$33.8	$2.7	$0.6	27%	14%
GMWB	15.1	0.2	0.1	6%	16%

Successor Company
Total Variable Annuity Guarantees as of December 31, 2018
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money[2][3]
Variable Annuity [1]
GMDB [4]	$31.8	$4.0	$1.2	59%	13%
GMWB	14.2	0.3	0.2	11%	13%

[1]	Contracts with a guaranteed living benefit also have a guaranteed death benefit. The NAR for each benefit is shown; however these benefits are not additive.

[2]	Excludes contracts that are fully reinsured.

[3]	For all contracts that are “in the money”, this represents the percentage by which the average contract was "in the money".

[4]
Excludes contracts without a GMDB due to certain elections made by policyholders or their beneficiaries. Such contracts had $2.0 billion of account value as of March 31, 2019 (Successor Company) and $1.8 billion as of as of December 31, 2018 (Successor Company).

Many policyholders with a GMDB also have a GMWB. These benefits are not additive. Policyholders that have a product with both guarantees can receive, at most, the greater of the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB on that measurement date.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. For policies with a GMWB rider, the company expects to incur GMWB payments in the future only if the account value is reduced over time to a specified level through a combination of market performance and periodic withdrawals, at which point the contractholder will receive an annuity equal to the GRB which is generally equal to premiums less withdrawals. For the Company’s “lifetime” GMWB products, this annuity can have total payments exceeding the GRB. As the account value fluctuates with equity market returns on a daily basis and the “lifetime” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements. For additional information on the Company's GMDB liability, see Note 7 - Reserves for Future Policy Benefits and Separate Account Liabilities of Notes to Condensed Consolidated Financial Statements.
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
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of VOBA and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of as of March 31, 2019 (Successor Company) and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis (before tax and VOBA) as of March 31, 2019 [1]
Successor company
	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(2)	$—	$(2)	$346	$139	$(100)
Interest Rates	-50bps	-25bps	+25bps	-50bps	-25bps	+25bps
Potential Net Fair Value Impact	$(5)	$(1)	$(1)	$37	$18	$(17)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(77)	$(14)	$55	$265	$54	$(269)

[1]	These sensitivities are based on the following key market levels as of as of March 31, 2019: 1) S&P of 2,834; 2) 10yr US swap rate of 2.43%; and 3) S&P 10yr volatility of 21.66%.
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
Cybersecurity Risk
In connection with the Talcott Resolution Sale Transaction, the Company entered into a TSA with The Hartford for a period of up to three years. These transition services include general ledger, cash management and information technology infrastructure services. Pursuant to the TSA, the Company leverages and monitors the controls of The Hartford while it continues to operate on their Information Technology ("IT") environment. The Hartford has implemented an information protection and privacy program with established governance routines that promote an adaptive approach for assessing and managing risks. The Hartford has invested to build a ‘defense-in-depth’ strategy that uses multiple security measures to protect the integrity of the Company's information assets. This ‘defense-in-depth’ strategy aligns to the National Institute of Standards and Technology (NIST) Cyber Security Framework and provides preventative, detective and responsive measures that collectively protects the company. Various cyber assurance methods, including security metrics, third party security assessments, external penetration testing, red team exercises, and cyber war game exercises are used to test the effectiveness of the overall cybersecurity control environment.
As of January, 2019, one Compliance application has been migrated to Talcott Resolution’s infrastructure.  Talcott Resolution has engaged a third party to provide 7*24 security monitoring of critical infrastructure assets. The application is not accessible from public networks and is accessed from end points managed and monitored for threats by the Company and The Hartford through the TSA.
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
The components of the gross and net reinsurance recoverables are summarized as follows:

Gross and Net Reinsurance Recoverables
	Successor Company
Reinsurance Recoverables	March 31, 2019	December 31, 2018
Reserve for future policy benefits and other policyholder funds and benefits payable	$29,321	$29,564
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$29,321	$29,564

[1]
No allowance for uncollectible reinsurance was required as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company). Although management has determined that no allowance is required at this time, the Company closely monitors the financial condition, ratings and current market information of all of its counterparty reinsurers.

For additional information related to the Company's reinsurance recoverables, see Note 5 - Reinsurance of Notes to Condensed Consolidated Financial Statements.
Financial Risk to Statutory Capital
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

•
Rising equity markets will generally result in an increase in statutory surplus and RBC ratios. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for variable annuity death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. The Company has reinsured approximately 45% of its risk associated with GMWB and 79% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets.

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

Fixed Maturities by Credit Quality
	Successor Company
	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$1,718	$1,757	12.6%	$1,887	$1,890	13.7%
AAA	1,288	1,303	9.3%	1,301	1,297	9.4%
AA	1,631	1,660	11.9%	1,629	1,614	11.7%
A	4,190	4,291	30.7%	4,166	4,111	29.7%
BBB	4,299	4,378	31.3%	4,387	4,276	30.9%
BB & below	585	588	4.2%	665	651	4.6%
Total fixed maturities, AFS	$13,711	$13,977	100%	$14,035	$13,839	100%
The fair value of AFS securities increased, as compared with December 31, 2018 (Successor Company), primarily due to an increase in valuations due to tightening of credit spreads and lower interest rates. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 2 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO and equity securities.

Securities by Type
	Successor Company
	March 31, 2019					December 31, 2018
	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost [1]	Gross Unrealized Gains	Gross Unrealized losses	Fair Value	Percent of Total Fair Value
Asset backed securities ("ABS")
Consumer loans	$306	$2	$—	$308	2.2%	$437	$2	$—	$439	3.2%
Other	74	1	—	75	0.5%	77	—	—	77	0.5%
Collateralized loan obligations ("CLOs")	996	9	(8)	997	7.1%	971	5	(13)	963	7.0%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	511	5	(1)	515	3.7%	507	2	(4)	505	3.6%
Bonds	840	25	—	862	6.2%	803	4	(3)	802	5.8%
Interest only (“IOs”)	102	2	—	104	0.7%	99	2	—	100	0.7%
Corporate
Basic industry	398	9	(3)	406	2.9%	407	1	(17)	393	2.8%
Capital goods	621	12	(2)	633	4.5%	646	—	(14)	634	4.6%
Consumer cyclical	363	10	(1)	375	2.7%	349	1	(8)	346	2.5%
Consumer non-cyclical	1,033	20	(6)	1,050	7.5%	1,069	1	(38)	1,038	7.5%
Energy	856	19	(6)	874	6.3%	880	—	(38)	849	6.1%
Financial services	1,379	33	(9)	1,407	10.1%	1,363	2	(34)	1,334	9.6%
Tech./comm.	1,262	49	(12)	1,306	9.3%	1,209	10	(35)	1,189	8.6%
Transportation	318	6	(3)	321	2.3%	297	1	(11)	287	2.1%
Utilities	1,494	22	(9)	1,514	10.8%	1,520	3	(39)	1,490	10.8%
Other	131	3	—	134	1.0%	120	—	(2)	118	0.9%
Foreign govt./govt. agencies	380	14	(1)	390	2.8%	383	3	(6)	377	2.7%
Municipal bonds
Taxable	710	21	—	732	5.2%	738	5	(10)	734	5.3%
Residential mortgage-backed securities ("RMBS")
Agency	250	4	—	254	1.8%	254	1	(1)	254	1.8%
Non-agency	323	3	—	326	2.3%	329	1	(1)	329	2.4%
Alt-A	22	—	—	22	0.2%	23	—	—	23	0.2%
Sub-prime	385	—	(1)	384	2.8%	428	1	(2)	427	3.1%
U.S. Treasuries	957	31	—	988	7.1%	1,126	8	(3)	1,131	8.2%
Fixed maturities, AFS	$13,711	$300	$(62)	$13,977	100%	$14,035	$53	$(279)	$13,839	100%
Fixed maturities, FVO				$11					$12
Equity securities, at fair value				$173					$116

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
The increase in the fair value of AFS securities as compared to December 31, 2018 (Successor Company), was driven primarily due to an increase in valuations due to tightening of credit spreads and lower interest rates.

Commercial & Residential Real Estate
The following tables, present the Company’s exposure to CMBS and RMBS by current credit quality included in the preceding Securities by Type table.

Successor Company
March 31, 2019
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency	$511	$515	$—	$—	$—	$—	$—	$—	$—	$—	$511	$515
Bonds	226	230	258	264	189	196	138	143	29	29	840	862
Interest Only	74	76	19	19	5	5	3	3	1	1	102	104
Total CMBS	811	821	277	283	194	201	141	146	30	30	1,453	1,481
RMBS
Agency	250	254	—	—	—	—	—	—	—	—	250	254
Non-Agency	143	144	87	88	73	74	17	17	3	3	323	326
Alt-A	—	—	4	4	—	—	3	3	15	15	22	22
Sub-Prime	8	8	8	8	122	122	93	93	154	153	385	384
Total RMBS	401	406	99	100	195	196	113	113	172	171	980	986
Total CMBS & RMBS	$1,212	$1,227	$376	$383	$389	$397	$254	$259	$202	$201	$2,433	$2,467

Successor Company
December 31, 2018
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMBS
Agency	$507	$505	$—	$—	$—	$—	$—	$—	$—	$—	$507	$505
Bonds	238	236	249	249	188	188	121	121	7	8	803	802
Interest Only	76	77	16	16	3	3	3	3	1	1	99	100
Total CMBS	821	818	265	265	191	191	124	124	8	9	1,409	1,407
RMBS
Agency	254	254	—	—	—	—	—	—	—	—	254	254
Non-Agency	153	153	89	89	68	68	17	17	2	2	329	329
Alt-A	—	—	5	5	—	—	3	3	15	15	23	23
Sub-Prime	14	14	9	9	111	111	97	97	197	196	428	427
Total RMBS	421	421	103	103	179	179	117	117	214	213	1,034	1,033
Total CMBS & RMBS	$1,242	$1,239	$368	$368	$370	$370	$241	$241	$222	$222	$2,443	$2,440
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
As of March 31, 2019 (Successor Company), there were no loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract. As of March 31, 2019 (Successor Company), mortgage loans had an amortized cost of $2.1 billion and carrying value of $2.1 billion, with no valuation allowance. As of December 31, 2018 (Successor Company), mortgage loans had an amortized cost of $2.1 billion and carrying value of $2.1 billion, with a valuation allowance of $(5). Amortized cost represents carrying value prior to valuation allowances, if any.

The Company purchased $7 of commercial mortgage loans with a weighted average loan-to-value (“LTV”) ratio of 55% and a weighted average yield of 4.3% for the three months ended March 31, 2019 (Successor Company). The Company continues to invest in commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of March 31, 2019 (Successor Company) or December 31, 2018 (Successor Company).
Valuation Allowances on Mortgage Loans
For the three months ended March 31, 2019 (Successor Company), the valuation allowances on mortgage loans decreased $5, driven by a deed-in-lieu of foreclosure of an individual property. Following the conclusion of the deed-in-lieu foreclosure process, the property transferred at its carrying value, net of the valuation allowance, to a real-estate owned investment during the three months ended March 31, 2019. For the year ended December 31, 2018 (Successor Company), the valuation allowances on mortgage loans increased $5, driven by individual property performance.
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
Limited Partnerships and Other Alternative Investments Investment Income

	Successor Company		Predecessor Company
	For the three months ended March 31, 2019		For the three months ended March 31, 2018
	Amount	Yield	Amount	Yield
Hedge funds	$1	6.7%	$2	4.1%
Real estate funds	5	31.8%	—	—%
Private equity and other funds	36	19.6%	22	13.1%
Total	$42	19.3%	$24	9.7%
Investments in Limited Partnerships and Other Alternative Investments

	Successor Company
	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Hedge funds	$87	9.5%	$85	9.5%
Real estate funds	63	6.9%	73	8.2%
Private equity and other funds	762	83.6%	736	82.3%
Total	$912	100%	$894	100%
Available-for-Sale Securities — Unrealized Loss Aging
Total gross unrealized losses were $62 as of March 31, 2019 (Successor Company), and have improved $217, or 78%, from December 31, 2018 (Successor Company), due to tightening of credit spreads and lower interest rates. As of March 31, 2019 (Successor Company), $62 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. There were no securities depressed greater than 20%.
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

	Successor Company
	March 31, 2019				December 31, 2018
Consecutive Months	Items	Cost or Amortized Cost [1]	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost [1]	Fair Value	Unrealized Loss
Three months or less	126	$233	$243	$(3)	655	$2,449	$2,436	$(51)
Greater than three to six months	161	1,012	1,000	(12)	562	2,312	2,249	(64)
Greater than six to nine months	141	487	478	(9)	1,017	5,869	5,702	(164)
Greater than nine to eleven months	315	1,521	1,483	(38)	—	—	—	—
Total	743	$3,253	$3,204	$(62)	2,234	$10,630	$10,387	$(279)

[1]
The cost or amortized cost of assets that support modified coinsurance reinsurance contracts were not adjusted as part of the application of pushdown accounting. As a result, gross unrealized gains (losses) only include subsequent changes in value recorded in AOCI beginning June 1, 2018. Prior changes in value have been recorded in additional paid-in capital.

Other-Than-Temporary Impairments
Three months ended March 31, 2019 (Successor Company)
For the three months ended March 31, 2019, there were no impairments recognized in earnings and no non-credit impairments recognized in other comprehensive income.
Future impairments may develop as the result of changes in intent to sell specific securities that are in an unrealized loss position or if modeling assumptions, such as macroeconomic factors or security specific developments, change unfavorably from our current modeling assumptions resulting in lower cash flow expectations.
Three months ended March 31, 2018 (Predecessor Company)
For the three months ended March 31, 2018, there were no impairments recognized in earnings and no non-credit impairments recognized in other comprehensive income.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the financial resources of Talcott Resolution Life Insurance Company and its ability to generate strong cash flows and to borrow funds at competitive rates to meet operating needs over the next twelve months.
Liquidity Requirements and Sources of Capital
Talcott Resolution Life Insurance Company ("TL") has an intercompany liquidity agreement that allows for short-term advances of funds to its subsidiaries of up to $1.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a subsidiary, including Talcott Resolution Life and Annuity Insurance Company ("TLA"), as admitted assets for statutory accounting purposes. As of March 31, 2019, there were no amounts outstanding between TL and its' subsidiaries.
TL and Talcott Resolution Life, Inc. ("TLI") also have intercompany liquidity agreements that allows for short-term advances of funds between the two entities of up to $25 for liquidity and general corporate purposes. As of March 31, 2019, there were no amounts outstanding between these two entities.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings, as set by nationally recognized statistical rating agencies or RBC tests, of the individual legal entity that entered into the derivative agreement. If the legal entity’s financial strength were to fall below certain thresholds, the counterparties to the derivative agreements could terminate the agreements and demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2019 (Successor Company), was $296. For this $296, the legal entities have posted collateral of $312, which is inclusive of initial margin requirements, in the normal course of business. In addition, the Company has posted collateral of $22 associated with a customized GMWB derivative. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Insurance Operations
Total general account contractholder obligations are supported by $20 billion (Successor Company) of cash and total general account invested assets, which includes the following fixed maturity securities and short-term investments to meet liquidity needs.

As of March 31, 2019
Fixed maturities	$13,988
Short-term investments	1,204
Cash	104
Less: Derivative collateral	534
Total	$14,762
Capital resources available to fund liquidity upon contractholder surrender or termination are a function of the legal entity in which the liquidity requirement resides. Obligations related to life and annuity insurance products will be generally funded by both TL and TLA; obligations related to retirement and institutional investment products will be generally funded by TL.
The Company is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows the Company access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. FHLBB membership requires the company to own member stock and advances require the purchase of activity stock. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The Connecticut Insurance Department ("CTDOI") will permit the Company to pledge up to approximately $1.2 billion in qualifying assets to secure FHLBB advances for 2019. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. The Company would need to seek the prior approval of the CTDOI in order to exceed these limits. As of March 31, 2019, TL had no advances outstanding under the FHLBB facility.

Contractholder Obligations
As of March 31, 2019
Total Contractholder obligations	$151,305
Less: Separate account assets [1]	104,809
General account contractholder obligations	$46,496
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$23,138
Fixed MVA annuities [3]	3,788
Other [4]	19,570
General account contractholder obligations	$46,496

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2018 Form 10-K Annual Report (Successor Company).
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

Cash Flows

	Successor Company	Predecessor Company
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net cash provided by operating activities	$382	$267
Net cash used for investing activities	$(142)	$(187)
Net cash used for financing activities	$(359)	$(340)
Cash - end of period	$104	$277
For the three months ended March 31, 2019 (Successor Company)
Net cash provided by operating activities was primarily due to net income adjusted for non-cash net realized capital losses of $193, a $93 reduction in deferred income taxes along with net reinsurance claim recoveries of $48.
Net cash used for investing activities was primarily related to net payments for short-term investments of $349, partially offset by net proceeds from fixed maturities, available-for-sale of $259.
Net cash used for financing activities was related to net payments for deposits, transfers and withdrawals for investments and universal life-type contracts of $388.
For the three months ended March 31, 2018 (Predecessor Company)
Net cash provided by operating activities was primarily related to net income for the period.
Net cash used by investing activities was primarily related to net net payments for short-term investments of $460 and net payments for derivatives of $156, partially offset by net proceeds from available-for-sale securities of $393, net proceeds from mortgage loans of $35 and net proceeds from equity securities at fair value of $24.
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
The following table summarizes Talcott Resolution Life Insurance Company’s significant member companies’ financial ratings from the major independent rating organizations as of April 29, 2019:

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
Statutory Capital
The Company’s aggregate statutory capital, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”), was $3.7 billion as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company). The statutory capital amounts are based on actual statutory filings with the applicable regulatory authorities.

Below is a reconciliation of estimated aggregate statutory capital and surplus to U.S. GAAP stockholder's equity as of March 31, 2019 (Successor Company).

U.S. statutory capital as of March 31, 2019 [1]	$3,687
U.S. GAAP adjustments:
VOBA	741
Non-admitted deferred tax assets	82
Deferred income taxes	489
Other intangible assets	50
Non-admitted assets other than deferred tax assets	23
Asset valuation reserve and interest maintenance reserve	448
Benefit reserves	(3,204)
Unrealized gain on investments	857
Deferred gain on reinsurance	(977)
Other, net	193
U.S. GAAP stockholder's equity as of March 31, 2019	$2,389

[1]
The Company relies upon a prescribed practice allowed by Connecticut state laws that allow the Company to receive a reinsurance reserve credit for reinsurance treaties that provide for a limited right of unilateral cancellation by the reinsurer. The benefit from this prescribed practice is approximately $174 and $135 as of March 31, 2019 (Successor Company) and December 31, 2018 (Successor Company), respectively.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company’s 2018 Form 10-K Annual Report (Successor Company) and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2018 Form 10-K Annual Report (Successor Company) is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s principal operating officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2019.
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
Item 1A. RISK FACTORS
Investing in the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (Successor Company), any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the SEC.
Item 6. EXHIBITS

See Exhibits Index on page	79

TALCOTT RESOLUTION LIFE INSURANCE COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019
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
TALCOTT RESOLUTION LIFE INSURANCE COMPANY

/s/ Michael Hazel
Michael R. Hazel Vice President and Controller (Principal Financial Officer and duly authorized signatory)
May 3, 2019